Form 10-K
period 1994-12-31
JEFFERSON SMURFIT CORP /DE/
filed 1995-03-07
CIK 919226

Securities and Exchange Commission
                                         Washington, D.C.  20549

                                        Form 10-K

                             Annual Report Pursuant to Section 13 or 15(d)
                                 of the Securities Exchange Act of 1934

For the fiscal year ended                           Commission File
  December 31, 1994                                  Number 0-23876



                                      Jefferson Smurfit Corporation
                       (Exact name of registrant as specified in its charter)

                 Delaware                                43-1531401
  (State of incorporation or organization)  (I.R.S. Employer Identification)

         Jefferson Smurfit Centre
           8182 Maryland Avenue
            St. Louis, Missouri                              63105
 (Address of principal executive offices)                  (Zip Code)


                       Registrant's Telephone Number: (314) 746-1100


Securities registered pursuant to Section 12(b) of the Act:    NONE


Securities registered pursuant to Section 12(g) of the Act:

                                       Common Stock $.01 par value
                                             Title of Class

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   x
No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates
of the Registrant as of February 10, 1995:              $360,937,500

The number of shares outstanding of the Registrant's common stock as of February 10, 1995: 110,988,531

DOCUMENTS INCORPORATED BY REFERENCE:
                                                            Part of Form 10-K
                                                                 into Which
                                                                 Document is
                      Document                                  Incorporated

Sections of the Registrant's Proxy Statement for the Annual Meeting    III
of Stockholders to be held on April 25, 1995

                                      JEFFERSON SMURFIT CORPORATION


                                       Annual Report on Form 10-K

                                            December 31, 1994


                                            TABLE OF CONTENTS

                                                 PART I                 Page

Item  1.       Business. . . . . . . . . . . . . . . . . . . . . . . . . 1

Item  2.       Properties. . . . . . . . . . . . . . . . . . . . . . . . 8

Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . 8

Item  4.       Submission of Matters to a Vote of Security Holders . . .12


                                                 PART II

Item  5.       Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . . .12

Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . .13

Item  7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .15

Item  8.       Financial Statements and Supplementary Data . . . . . . .24

Item  9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . . .50


                                                PART III

Item 10.       Directors and Executive Officers of the Registrant. . . .50

Item 11.       Executive Compensation. . . . . . . . . . . . . . . . . .54

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . .54

Item 13.       Certain Relationships and Related Transactions. . . . . .54

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .55

                                                  PART I

ITEM 1.  BUSINESS

SUMMARY OF SIGNIFICANT TRANSACTIONS
Jefferson Smurfit Corporation (formerly SIBV/MS Holdings, Inc.), hereinafter referred to as the "Company" or "JSC", owns 100% of the equity interest in JSCE, Inc., hereinafter referred to as "JSCE". The Company has no operations other than its investment in JSCE. On December 31, 1994, Jefferson Smurfit Corporation (U.S.), a wholly-owned subsidiary of the Company, merged into its wholly-owned subsidiary, Container Corporation of America ("CCA"), with CCA surviving and changing its name to Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). JSCE owns a 100% equity interest in JSC (U.S.). Prior to May 4, 1994, 50% of the voting stock of the Company was owned by Smurfit Packaging Corporation and Smurfit Holdings B.V., indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc ("JS Group"), a public corporation organized under the laws of the Republic of Ireland. The remaining 50% was owned by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and certain other investors.

In May 1994, the Company completed a recapitalization plan (the "Recapitalization") to repay or refinance a substantial portion of its indebtedness in order to improve operating and financial flexibility.
In connection with the Recapitalization, (i) the Company issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share, (ii)
JS Group, through its wholly-owned subsidiary Smurfit International B.V. ("SIBV"), purchased an additional 11,538,462 shares of common stock for $150 million, (iii) JSC (U.S.) issued and sold $300 million aggregate principal amount of 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due
2002 pursuant to a registered public offering (the "1994 Senior Notes") and (iv) the Company entered into a new bank credit facility (the "1994 Credit Agreement") which consists of a $450 million revolving credit facility (the "New Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $900 million Tranche A term loan and a $300 million Tranche B term loan. The proceeds from the equity and debt offerings, the sale to SIBV and borrowings under a new bank facility were used, among other things, to repay the Company's outstanding bank debt. The new bank facility enabled the Company to consummate the Subordinated Debt Refinancing which consisted of the redemption of the 13.5% Senior Subordinated Notes due 1999, 14.0% Subordinated Debentures due 2001 and 15.5% Junior Subordinated Accrual Debentures due 2004 (collectively, the "Subordinated Debt") and the payment of related premiums on December 1, 1994.

Immediately prior to the consummation of the initial public offering, the Company effected a reclassification whereby the Company's five classes of common stock were converted into shares of a single class on a ten-for-one basis. The effect of the reclassification was to transfer $.8 million from the additional paid-in capital account to the common stock account. Earnings per share amounts in the Consolidated Statements of Operations reflect the reclassification.

GENERAL

The Company operates in two business segments, Paperboard/Packaging Products and Newsprint. The Company believes it is one of the nation's largest producers of paperboard and packaging products and is the largest producer of recycled paperboard and recycled packaging products. In addition, the Company believes it is one of the nation's largest producers of recycled newsprint.

The Company's Paperboard/Packaging Products segment includes a system of 16 paperboard mills that, in 1994, produced 1,932,000 tons of virgin and recycled containerboard, 767,000 tons of coated and uncoated recycled boxboard and solid bleached sulfate ("SBS") and 209,000 tons of recycled cylinderboard, which were sold to the Company's own converting operations and to third parties. The Company's converting operations consist of 52 corrugated container plants, 18 folding carton plants, and 20 industrial packaging plants located across the country, with three plants located outside the U.S. In 1994, the Company's container plants converted 2,018,000 tons of containerboard, an amount equal to approximately 104.5% of the amount it produced, its folding carton plants converted 543,000 tons of SBS, recycled boxboard and coated natural kraft, an amount equal to approximately 70.8% of the amount of boxboard it produced, and its industrial packaging plants converted 128,000 tons of recycled cylinderboard, an amount equal to approximately 61.1% of the amount it produced. The Company's Paperboard/Packaging Products segment contributed 92.0% of the Company's net sales in 1994.

The Company's paperboard operations are supported by its reclamation division, which processed or brokered 4.1 million tons of wastepaper in 1994, and by its timber division which manages approximately one million acres of owned or leased timberland located in close proximity to its virgin fibre mills. The paperboard/packaging products operations also include 15 consumer packaging plants.

The Company's Newsprint segment includes two newsprint mills in Oregon, which produced 615,000 tons of recycled newsprint in 1994, and two facilities that produce Cladwood, a construction material produced from newsprint and wood by-products. The Company's newsprint mills are also supported by the Company's reclamation division.


PRODUCTS

PAPERBOARD/PACKAGING PRODUCTS SEGMENT

CONTAINERBOARD AND CORRUGATED SHIPPING CONTAINERS
The Company's containerboard operations are highly integrated. Tons of containerboard produced and converted for the last three years were:

                                                          1992         1993         1994
   (s)
                                                               (tons in thousands)
   Containerboard
      Production                                          1,918        1,840        1,932
      Consumption                                         1,898        1,942        2,018

The Company's mills produce a full line of containerboard, including unbleached kraft linerboard, mottled white linerboard and recycled medium. Unbleached kraft linerboard is produced at the Company's mills located in Fernandina Beach and Jacksonville, Florida and mottled white linerboard is produced at its Brewton, Alabama mill. Recycled medium is produced at the Company's mills located in Alton, Illinois, Carthage, Indiana, Circleville, Ohio and Los Angeles, California. In 1994, the Company produced 1,085,000, 317,000 and 530,000 tons of unbleached kraft linerboard, mottled white linerboard and recycled medium, respectively.

Large capital investment is required to sustain the Company's containerboard mills, which employ state-of-the-art computer controlled machinery in their manufacturing processes. During the last five years, the Company has invested approximately $181 million to enhance product quality, reduce costs, expand capacity and increase production efficiency, as well as make required improvements to stay in compliance with environmental regulations. Major capital projects completed in the last five years include (i) a rebuild of Jacksonville's linerboard machine to produce high performance, lighter weight grades now experiencing higher demand, (ii) modifications to Brewton's mottled white machine to increase run speed by 100 tons per day and (iii) a chip thickness screening project for the Fernandina Beach linerboard mill.


The Company's sales of containerboard in 1994 were $786.4 million (including $424.9 million of intracompany sales). During the first part of 1994, sales of containerboard to its container plants were reflected at prices based upon those published by Official Board Markets which were generally higher than those paid by third parties except in exchange contracts. Beginning in September 1994, the sales price of containerboard to the container plants was the same as market price.

Corrugated shipping containers, manufactured from containerboard in converting plants, are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture, and for many other applications, including point of purchase displays. The Company stresses the value added aspects of its corrugated containers, such as labeling and multi-color graphics, to differentiate its products and respond to customer requirements. The Company's 52 container plants serve local customers and large national accounts and are located nationwide, generally in or near large metropolitan areas. The Company's total sales of corrugated shipping containers in 1994 were $1,282.7 million (including $91.4 million of intracompany sales). Total corrugated shipping container sales volumes for 1992, 1993 and 1994 were 28,095, 29,394 and 30,822 million square feet, respectively.

RECYCLED BOXBOARD, SBS AND FOLDING CARTONS
The Company's recycled boxboard, SBS and folding carton operations are also integrated. Tons of recycled boxboard and SBS produced and converted for the last three years were:

                                                           1992         1993         1994
                                                                    (Tons in thousands)
   Recycled Boxboard and SBS
      Production                                            745          744          767
      Consumption                                           551          542          543

The Company's mills produce recycled coated and uncoated boxboard and SBS. Coated recycled boxboard is produced at the Company's mills located in Middletown, Ohio, Philadelphia, Pennsylvania, Santa Clara, California and Wabash, Indiana. The Company produces uncoated recycled boxboard at its Los Angeles, California mill and SBS at its Brewton, Alabama mill. The table above excludes production of approximately 87,000 and 85,000 tons in 1992 and 1993, respectively, from the Lockland, Ohio boxboard mill that was closed in January 1994 as part of the Company's Restructuring Program (as discussed in Item 7. -

Management's Discussion and Analysis of Financial Condition and Results of Operations). In 1994, the Company produced 586,000 and 181,000 tons of recycled boxboard and SBS, respectively. The Company's total sales of recycled boxboard and SBS in 1994 were $390.9 million (including $197.5 million of intracompany sales).

The Company's folding carton plants offer a broad range of converting capabilities, including web and sheet litho, rotogravure and flexo printing and a full line of structural and design graphics services.
The Company's 18 folding carton plants convert recycled boxboard and SBS, including approximately 52% of the boxboard and SBS produced by the Company, into folding cartons. Folding cartons are used primarily to protect customers' products while providing point of purchase advertising. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products.
Customers range from small local accounts to large national and multinational accounts. The Company's folding carton plants are located nationwide, generally in or near large metropolitan areas. The Company's sales of folding cartons in 1994 were $644.7 million (including $1.8 million of intracompany sales). Folding carton sales volumes for 1992, 1993 and 1994 were 487,000, 475,000 and 486,000 tons, respectively.

The Company has focused its capital expenditures in these operations and its marketing activities to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer response time and assisting customers in innovating package designs.

The Company provides marketing consultation and research activities through its Design and Market Research (DMR) Laboratory. It provides customers with graphic and product design tailored to the specific technical requirements of lithographic, rotogravure and flexographic printing, as well as photography for packaging, sales promotion concepts, and point of purchase displays.


RECYCLED CYLINDERBOARD AND INDUSTRIAL PACKAGING
The Company's recycled cylinderboard and industrial packaging operations are also integrated. Tons of recycled cylinderboard produced and converted for the last three years were:

                                                           1992         1993         1994
                                                                    (Tons in thousands)
   Recycled Cylinderboard
      Production                                            213          206          209
      Consumption                                           120          123          128

The Company's recycled cylinderboard mills are located in Tacoma, Washington, Monroe, Michigan (2 mills), Lafayette, Indiana, and
Cedartown, Georgia. In 1994, total sales of recycled cylinderboard were $67.8 million (including $28.9 million of intracompany sales).

The Company's 20 industrial packaging plants convert recycled cylinderboard, including a portion of the recycled cylinderboard produced by the Company, into papertubes and cores. Papertubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. The Company also produces solid fibre partitions for the pharmaceutical, electronics, glass, cosmetics and plastics industries. In addition, the Company produces a patented self-locking partition especially suited for automated packaging and product protection. Also, the Company manufactures corrugated pallets that are made entirely from corrugated components and are lightweight yet extremely strong and are fully recyclable. The Company's industrial packaging sales in 1994 were $94.0 million (including $1.6 million in intracompany sales).

CONSUMER PACKAGING
The Company manufactures a wide variety of consumer packaging products. These products include flexible packaging, paper and metallized paper labels, and labels that are heat transferred to plastic containers for a wide range of industrial and consumer product applications. The contract packaging plants provide cartoning, bagging, liquid- or powder-filling, high-speed overwrapping and fragranced advertising products. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. The Company also designs, manufactures and sells custom machinery including specialized machines that apply labels to customers' packaging. The Company currently has 15 facilities including the engineering service center referred to below and has improved their competitiveness by installing state-of-the-art production equipment.

In addition, the Company has an engineering services center, specializing in automated production systems and highly specialized machinery, providing expert consultation, design and equipment fabrication for consumer and industrial products manufacturers, primarily from the pharmaceutical, argicultural and specialty products industries.

Total sales of consumer packaging products and services in 1994 were $179.7 million (including $14.2 million of intracompany sales).

RECLAMATION OPERATIONS; FIBRE RESOURCES AND TIMBER PRODUCTS
The raw materials essential to the Company's business are reclaimed fibre from wastepaper and wood, in the form of logs or chips. The Brewton, Circleville, Jacksonville and Fernandina mills use primarily wood fibres, while the other paperboard mills use reclaimed fibre exclusively. The newsprint mills use approximately 45% wood fibre and 55% reclaimed fibre.

The use of recycled products in the Company's operations begins with its reclamation division which operates 26 facilities that collect, sort, grade and bale wastepaper, as well as collect aluminum and glass. The reclamation division provides valuable fibre resources to both the paperboard and newsprint segments of the Company as well as to other producers. Many of the reclamation facilities are located in close proximity to the Company's recycled paperboard and newsprint mills, assuring availability of supply, when needed, with minimal shipping costs. In 1994, the Company processed 4.1 million tons of wastepaper. The amount of wastepaper collected and the proportions sold internally and externally by the Company's reclamation division for the last three years were:

                                                               1992        1993         1994
                                                                      (Tons in thousands)

   Wastepaper collected by Reclamation Division               3,846        3,907      4,134
      Percent sold internally                                  49.7%        48.8%      45.5%
      Percent sold to third parties                            50.3%        51.2%      54.5%

The reclamation division also operates a nationwide brokerage system whereby it purchases and resells wastepaper (including wastepaper for use in its recycled fibre mills) on a regional and national contract basis. Such contracts provide bulk purchasing, resulting in lower prices and cleaner wastepaper. Total sales of recycled materials for 1994 were $428.2 million (including $190.2 million of intracompany sales).

During 1994, the wastepaper which was reclaimed by the Company's reclamation plants and brokerage operations satisfied all of the Company's mill requirements for reclaimed fibre.

The Company's timber division manages approximately one million acres of owned and leased timberland. In 1994, approximately 61% of the timber harvested by the Company was used in its Jacksonville, Fernandina and Brewton Mills. The Company harvested 953,000 cords of timber which would satisfy approximately 37% of the Company's requirements for wood fibres. The Company's wood fibre requirements not satisfied internally are purchased on the open market or under long-term contracts. In the past, the Company has not experienced difficulty obtaining an adequate supply of wood through its own operations or open market purchases. The Company is not aware of any circumstances that would adversely affect its ability to satisfy its wood requirements in the foreseeable future. In recent years, a shortage of wood fibre in the spotted owl regions in the Northwest has resulted in increases in the cost of virgin wood fibre. In 1994, the Company's total sales of timber products were $235.2 million (including $185.4 million of intracompany sales).

NEWSPRINT SEGMENT

NEWSPRINT MILLS
The Company's newsprint mills are located in Newberg and Oregon City, Oregon. During 1992, 1993 and 1994, the Company produced 615,000, 615,000 and 615,000 tons of newsprint, respectively. In 1994, total sales of newsprint were $231.4 million (none of which were intracompany sales).

For the past three years, an average of approximately 54% of the Company's newsprint production has been sold to The Times Mirror Company ("Times Mirror") pursuant to a long-term newsprint agreement (the "Newsprint Agreement") entered into in connection with the Company's acquisition of Smurfit Newsprint Corporation ("SNC") stock in February 1986. Under the terms of the Newsprint Agreement, the Company supplies newsprint to Times Mirror generally at prevailing West Coast market prices. Sales of newsprint to Times Mirror in 1994 amounted to $113.0 million.

CLADWOOD
Cladwood is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. The Company has two Cladwood plants located in Oregon. Total sales for Cladwood in 1994 were $28.7 million ($.5 million of which were intracompany sales).

MARKETING

The marketing strategy for the Company's mills is to maximize sales of products to manufacturers located within an economical shipping area. The strategy in the converting plants focuses on both specialty products tailored to fit customers' needs and high volume sales of commodity products. The Company also seeks to broaden the customer base for each of its segments rather than to concentrate on only a few accounts for each plant. These objectives have led to decentralization of marketing efforts, such that each plant has its own sales force, and many have product design engineers, who are in close contact with customers to respond to their specific needs. National sales offices are also maintained for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

COMPETITION

The paperboard and packaging products markets are highly competitive and are comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations as well as other competitive factors including design, quality and service, with varying emphasis on these factors depending on product line. The market for the Newsprint segment is also highly competitive.

BACKLOG

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. The
Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

The Company's research and development center works with its manufacturing and sales operations, providing state-of-the-art technology, from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are dependent on the quality of its products and its relationships with its customers, rather than on the extent of its patent protection. The Company holds or is licensed to use certain patents, but does not consider that the successful continuation of any important phase of its business is dependent upon such patents.

EMPLOYEES

The Company had approximately 16,600 employees at December 31, 1994, of which approximately 11,200 employees (68%), are represented by collective bargaining units. The expiration date of union contracts for the Company's major facilities are as follows: the Newberg mill, expiring March 1995; the Oregon City mill, expiring March 1997; the Brewton mill, expiring October 1997; the Fernandina mill, expiring June 1998; a group of 12 properties, including 4 paper mills and 8 corrugated container plants, expiring June 1998; and the Jacksonville mill, expiring June 1999. Although the contract for the Alton mill expired in June 1994, production at the mill has not been interrupted and the Company is currently in the process of bargaining with the union representing the mill employees. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its other operations.

ITEM 2.  PROPERTIES

The Company's properties at December 31, 1994 are summarized in the table below. Approximately 59% of the Company's investment in property, plant and equipment is represented by its paperboard and newsprint mills.

                                                                      Number
                                                                        of              State
                                                                    Facilities        Locations

Paperboard mills:
  Containerboard mills                                                    7                   6
  Boxboard mills                                                          4                   4
  Cylinderboard mills                                                     5                   4
Newsprint mills                                                           2                   1
Reclamation plants                                                       26                  12
Converting facilities:
  Corrugated container plants                                            52                  22
  Folding carton plants                                                  18                  10
  Industrial packaging plants                                            20                  13
Consumer packaging plants                                                15                   9
Cladwood plants                                                           2                   1
Wood product plants                                                       1                   1
       Total                                                            152                  28

In addition to its manufacturing facilities, the Company owns and leases approximately 758,000 acres and 226,000 acres of timberland, respectively, and also operates wood harvesting facilities.

ITEM 3.  LEGAL PROCEEDINGS

Litigation
In May 1993, the Company received a notice of default on behalf of Otis B. Ingram, as executor of the estate of Naomi M. Ingram, and Ingram-LeGrand Lumber Company with respect to certain timber purchase agreements and timber management agreements between the Company and such parties dated November 22, 1967 pertaining to approximately 30,000 acres of property in Georgia (the "Agreements"). In June 1993, the Company filed suit against such parties in the United States District Court, Middle District of Georgia, seeking declaratory and injunctive relief and damages in excess of $3 million arising out of the defendants' alleged breach and anticipatory repudiation of the Agreements. The defendants have filed an answer and counterclaim seeking damages in excess of $14 million based on allegations that the Company breached the Agreements and failed to pay for timber allegedly stolen or otherwise removed from the property by the Company or third parties. The case is set for trial in June 1995. The alleged thefts of timber are being investigated by the Georgia Bureau of Investigation, which has advised the Company that it is not presently a target of this investigation. Management does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition or operations.

The Company is a defendant in a number of other lawsuits which have arisen in the normal course of business. While any litigation has an element of uncertainty, the management of the Company believes that the outcome of such suits will not have a material adverse effect on its financial condition or operations.

Environmental Matters
Federal, state and local environmental requirements, particularly relating to air and water quality, are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products, resulting in various discharges and emissions that are subject to numerous federal, state and local environmental control statutes, regulations and ordinances. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges and emissions.

Occasional violations of permit terms have occurred from time to time at the Company's facilities, resulting in administrative actions, legal proceedings or consent decrees and similar arrangements. Pending proceedings include the following:

   In March 1992, the Company entered into an administrative consent order with the Florida Department of Environmental Regulation to carry out any necessary assessment and remediation of Company-owned property in Duval County, Florida that was formerly the site of a sawmill that dipped lumber into a chemical solution. Assessment is on-going, but initial data indicates soil and groundwater contamination that may require nonroutine remediation. Management believes that the probable costs of this site, taken alone or with potential costs at other Company-owned properties where some contamination has been found, will not have a material adverse effect on its financial condition or operations.

   In February 1994, the Company entered into a consent decree with the State of Ohio in full satisfaction of all liability for alleged violations of applicable standards for particulate and opacity emissions with respect to two coal-fired boilers at its Lockland, Ohio recycled boxboard mill (which was permanently
   closed as part of the Company's Restructuring Program).   The
   Company paid $122,000 in penalties and enforcement costs pursuant to such consent decree. The United States Environmental Protection Agency also issued a notice of violation with respect to such emissions, but has informally advised the Company's counsel that no Federal enforcement is likely to be commenced in light of the settlement with the State of Ohio.

   In the fourth quarter of 1994, the Company learned of possible noncompliance with certain provisions of its construction/operation permit at its D-Graphics labels plant located in Jacksonville, Florida. In October, 1994, the Company voluntarily reported such possible noncompliance to state and local environmental authorities and suspended operations at this facility for several days until temporary operating authority was obtained. Subsequently, a settlement agreement was signed between the Company, the Florida Department of Environmental Protection and the City of Jacksonville Regulatory and Environmental Services Division to resolve all civil and administrative issues regarding this matter, pursuant to which the Company has paid an aggregate of $1.5 million in fines and penalties. An operating permit allowing the plant to be operated on a continuing basis has also been obtained. The United States Department of Justice is currently conducting a criminal investigation of the matters reported by the Company and it is uncertain whether any criminal action will be forthcoming.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, regardless of fault or the legality of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where remedial action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability of CERCLA sites is typically shared with the other PRPs and costs are commonly allocated according to relative amounts of waste deposited.
Because the Company's relative percentage of waste deposited at the majority of these sites is quite small, management of the Company believes that its probable liability under CERCLA, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations. Pending CERCLA proceedings include the following:

   Miami County, Ohio Site
   In January 1990, the Company filed a motion for leave to intervene and for modification of the consent decree in United States v. General Refuse Services, a case pending in the United States District Court for the Southern District of Ohio. The Company contended that it should have been allowed to participate in the proposed consent decree, which provided for remediation of alleged releases or threatened releases of hazardous substances at a site in Miami County, near Troy, Ohio, according to a plan approved by the United States Environmental Protection Agency, Region V (the "Agency"). The Court granted the Company's motion to intervene in this litigation, but denied the Company's motion for an order denying entry of the consent decree. Consequently, the consent decree was entered without the Company's being included as a party to the decree, meaning that the Company had some exposure to potential claims for contribution to remediation costs incurred by other participants and for non-reimbursed response costs incurred by the Agency.

   In December 1991, the United States filed a civil action against the Company in United States District Court, Southern District of Ohio, to recover its unreimbursed costs at the Miami County site, and the Company subsequently filed a third-party complaint against certain entities that had joined the original consent decree. The Company and the United States have executed a consent decree which was lodged with the Court in January 1995, pursuant to which the Company will pay $3.1 million in satisfaction of its alleged and/or potential liability for past and future response costs in connection with this site.

   In October 1993, the United States filed an additional suit against the Company in the same court seeking injunctive relief and damages up to $25,000 per day from March 27, 1989 to the present, based on the Company's alleged failure to properly respond to the Agency's document and information requests in connection with this site. The Company and the United States have reached an agreement in principle pursuant to which the Company will pay $1.2 million in settlement of the pending litigation concerning the Company's allegedly improper responses to the document requests of the Environmental Protection Agency in connection with this site.

   In July 1993, counsel for the Company was advised by the Office of the United Stated Attorney, Northern District of Illinois that a criminal inquiry is also underway relating to the Company's responses to the Agency's document and information requests. The Company is investigating the circumstances regarding its responses. It is uncertain whether any criminal action will be forthcoming.

   Monterey Park, California Site
   The Company has paid approximately $768,000 pursuant to two partial consent decrees entered into in 1990 and 1991 with respect to clean-up obligations at the Operating Industries site in Monterey Park, California. It is anticipated that there will be further remedial measures beyond those covered by these partial settlements.

   Griffin, Indiana Site
   The Company entered into a settlement with the United States, the State of Indiana and certain other parties pursuant to which their obligations in connection with a superfund site in Griffin, Indiana were satisfied in exchange for aggregate payments of approximately $588,000.

   Kankakee County, Illinois Site
   The Company has paid $258,000 and agreed to pay an additional amount of approximately $50,000 in full settlement of its obligations in connection with a superfund site in Kankakee
   County, Illinois.

In addition to other Federal and State laws regarding hazardous substance contamination at sites owned or operated by the Company, the New Jersey Industrial Site Recovery Act ("ISRA") requires that a "Negative Declaration" or a "Cleanup Plan" be filed and approved by the New Jersey Department of Environmental Protection and Energy ("DEPE") as a precondition to the "transfer" of an "industrial establishment". The ISRA regulations provide that a transferor may close a transaction prior to the DEPE's approval of a negative declaration if the transferor enters into an administrative consent order with the DEPE. The Company is currently a signatory to administrative consent orders with respect to two formerly leased or owned industrial establishments and has recently closed a facility and received a negative declaration with respect thereto. Management believes that any requirements that may be imposed by the DEPE with respect to these sites will not have a materially adverse effect on the financial condition or operations of the Company.

The Company's paperboard and newsprint mills are large consumers of energy, using either natural gas or coal. Approximately 68% of the Company's total paperboard tonnage is produced by mills which have coal-fired boilers. The cost of energy is dependent, in part, on environmental regulations concerning sulfur dioxide and particulate emissions.

Because various pollution control standards are subject to change, it is not possible at this time to predict the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency has proposed a comprehensive rule governing the pulp, paper and paperboard industry, which could require substantial expenditures to achieve compliance on the part of the Company. For the past three years, the Company has spent an average of approximately $10.0 million annually on capital expenditures for environmental purposes. Further sums may be required in the future, although, in the opinion of management, such expenditures will not have a material effect on its financial condition or results of operations. The amount budgeted for such capital expenditures for fiscal 1995 is approximately $20.0 million. Since the Company's competitors are, or will be, subject to comparable pollution control standards, including the proposed rule discussed above, if implemented, management is of the opinion that compliance with future pollution standards will not adversely affect the Company's competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1994.


                                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION
Effective May 4, 1994, the Company issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share. The Company's common stock trades on The Nasdaq Stock Market under the symbol "JJSC". There was no public market for the common stock prior to that date. The number of stockholders at December 31, 1994, including approximately 5,300 members of the Company's Savings Plan, was approximately 6,800. The high and low trading prices of the stock for the three quarters completed since the Company's initial public offering were:

                                                     High      Low
                   Second quarter                   $16.13   $12.50
                   Third quarter                    $23.13   $15.25
                   Fourth quarter                   $20.38   $14.38

DIVIDENDS
The Company has not paid cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The ability of the Company to pay dividends in the future is restricted by certain provisions contained in the 1994 Credit Agreement and the indentures relating to JSC (U.S.)'s outstanding indebtedness.

ITEM 6. SELECTED FINANCIAL DATA
(In millions, except per share and statistical data)

                                                  1994         1993           1992           1991       1990

Summary of Operations
Net sales                                        $3,233.3     $2,947.6       $2,998.4       $2,940.1     $2,910.9
Cost of goods sold                                2,718.7      2,567.2        2,495.4        2,407.3      2,294.2
Gross profit                                        514.6        380.4          503.0          532.8        616.7
Selling and administrative expenses                 223.7        239.2          231.4          225.2        218.8
Restructuring charge                                              96.0
Environmental and other charges                                   54.0
Income (loss) from operations                       290.9         (8.8)         271.6          307.6        397.9
Interest expense                                   (268.5)      (254.2)        (300.1)        (335.2)      (337.8)
Other, net <F1>                                       6.3         5.4             4.5        (39.5)          (2.9)
Income (loss) before income taxes,
   extraordinary item and cumulative
   effect of accounting changes                      28.7       (257.6)         (24.0)         (67.1)        57.2
Provision for (benefit from)
   income taxes                                      16.4        (83.0)          10.0           10.0         35.4
Income (loss) before
   extraordinary item and cumulative
   effect of accounting changes                      12.3       (174.6)         (34.0)         (77.1)        21.8
Extraordinary item
   Loss from early extinguishment
   of debt, net of income tax benefit               (55.4)       (37.8)         (49.8)
Cumulative effect of accounting
   changes                                                       (16.5)

Net income (loss)                                $  (43.1)    $ (228.9)      $  (83.8)      $  (77.1)    $   21.8

Per share of common stock
   Income (loss) before extraordinary
   item and cumulative effect of
   accounting changes                            $    .12     $  (2.75)      $  (1.16)      $  (2.52)    $    .04
   Net income (loss)                                 (.43)       (3.60)         (2.19)         (2.52)         .04

Weighted average shares outstanding               100.613       63.550         48.310         40.200       41.276


Other Financial Data
Net cash provided by operating
   activities                                    $  149.3     $   78.2       $  145.7       $  133.0     $  299.1
Depreciation, depletion and
   amortization                                     131.6        130.8          134.9          130.0        122.6
Property and timberland additions                   163.2        117.4           97.9          118.9        192.0
Working capital                                      10.5        40.0           105.7         76.9           60.7
Property, plant and equipment and
   timberland, net                                1,686.1      1,636.0        1,496.5        1,525.9      1,527.3
Total assets                                      2,759.0      2,597.1        2,436.4        2,460.1      2,447.9
Long-term debt                                    2,391.7      2,619.1        2,503.0        2,650.4      2,636.7
Deferred income tax liability                       207.7        232.2          159.8          158.3        168.6
Stockholders' deficit                              (730.3)    (1,057.8)        (828.9)        (976.9)      (899.4)

Statistical Data (tons in thousands)
Containerboard production (tons)                    1,932        1,840          1,918          1,830        1,797
Boxboard production (tons) <F2>                       767          744            745            726          718
Newsprint production (tons)                           615          615            615            614          623
Corrugated shipments (billion sq. ft.)               30.8         29.4           28.1           26.4         24.7
Folding carton shipments (tons)                       486          475            487            482          455
Fibre reclaimed and brokered (tons)                 4,134        3,907          3,846          3,666        3,547
Timberland owned or leased
   (thousand acres)                                   985          984            978            978          968
Number of employees                                16,600       17,300         17,800         18,100       17,600


<F1>  Other, net in 1991 includes after-tax charges of $29.3 million and $6.7 million for the write-off of the Company's equity investments in Temboard and Company Limited Partnership, Inc. and PCL Industries Limited, respectively.

<F2>  Amounts shown for 1993, 1992, 1991 and 1990 exclude production from the
      Lockland, Ohio boxboard mill that was closed in January 1994 as part of the Company's Restructuring Program (as discussed in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

Markets for containerboard, corrugated shipping containers and newsprint, three of the Company's most important products, are generally subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability. The sluggish U.S. economy in 1991, 1992 and 1993, coupled with a decline in export markets, caused an imbalance of supply and demand, which resulted in excess inventories and lower prices for these products. From the first quarter of 1991 through the third quarter of 1993, reported linerboard prices fell from approximately $350 per ton to approximately $280 per ton. Similarly, newsprint prices were depressed over the same period. As a result, profits of companies in these industries, including profits of the Company, fell sharply in 1993.

Containerboard markets began to recover in late 1993 and, based on increasing demand, a price increase was successfully implemented in the fourth quarter of 1993. As the economy gained strength and export shipments increased during 1994, demand for containerboard products improved. Excess inventories were sold and additional price increases were rapidly implemented. By the end of 1994, the reported price of linerboard had risen to $430 per ton and increased an additional $50 per ton on January 1, 1995. An additional price increase for containerboard has been announced by the Company for April 1, 1995. Demand for newsprint improved in the second half of 1994 and price increases were implemented by the Company in August and December of 1994, for a total price increase of $87 per ton. Additional newsprint increases have been announced by the Company effective March 1 and May 1, 1995.

Prices for the Company's other products showed mixed performance for 1994. Recycled boxboard prices were comparable to 1993, but SBS prices, although rising in the second half of 1994, were 5% lower on average compared to last year. Recycled cylinderboard prices were higher by approximately 8% compared to last year.

As the economic recovery progressed, unprecedented demand for recycled fibre caused shortages of this material and prices escalated at a dramatic rate beginning in the second quarter of the year. While the effect of the reclaimed fibre price increases is favorable to the Company's reclamation products division, it is unfavorable to the Company overall because of the increase in fibre cost to the paper mills that use reclaimed fibre. The Company believes that its cost of fibre, a key raw material, will remain substantially higher than in prior years, although it does not anticipate a problem satisfying its need for this material in the foreseeable future.

With the exception of recycled fibre, the moderate level of inflation during the past few years has not had a material impact on the Company's financial position or operating results. The Company uses the LIFO method of accounting for approximately 80% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current cost and thus reduces the distortion in reported income due to increasing costs.

Cost Reduction Initiatives

The cyclical downturn of the early 1990's led management to undertake several major cost reduction initiatives. In 1991, the Company implemented an austerity program to freeze staff levels, defer certain discretionary spending programs and more aggressively manage capital expenditures and working capital in order to conserve cash and reduce interest expense. While these measures successfully reduced expenses and increased cash flow, the length and extent of the industry downturn led the Company, in 1993, to initiate a new six year plan to reduce costs, increase volume and improve product mix (the "Cost Reduction Initiatives").

The Cost Reduction Initiatives include systematic Company-wide efforts designed to improve the cost competitiveness of all the Company's operating facilities and staff functions. In addition to increases in volume and improvements in product mix resulting from less commodity oriented business at its converting operations, the program focuses on opportunities to reduce costs and other measures, including (i) productivity improvements, (ii) capital projects which provide high returns and quick paybacks, (iii) reductions in the purchase cost of materials, (iv) reductions in personnel costs and (v) reductions in waste cost.

Restructuring Program

To further counteract the downturn in the industries in which the Company operates, management examined its cost and operating structure and developed a restructuring program (the "Restructuring Program") to improve its long-term competitive position. As a result of management's review, in September 1993, the Company recorded a pre-tax charge of $96 million including a provision for direct expenses associated with (i) plant closures (consisting primarily of employee severance and termination benefits, lease termination costs and environmental costs), (ii) asset write-downs (consisting primarily of write-offs of machinery no longer used in production and nonperforming machine upgrades), (iii) employee severance and termination benefits for the elimination of salaried and hourly personnel in operating and management realignment and
(iv) relocation of employees and consolidation of plant operations.


The restructuring charge consisted of approximately $43 million for the write-down of assets at closed facilities and other nonproductive assets and $53 million of anticipated cash expenditures. Approximately $23.9 million (45%) of the cash expenditures were incurred through 1994, the majority of which related to plant closure costs. The remaining cash expenditures will continue to be funded through operations, a majority of which will be paid in 1995 and 1996, as originally planned. Based on expenditures to date and those anticipated by the original plan, no significant adjustment to the reserve balance is expected at this time.


Environmental Matters

In 1993, the Company recorded a provision of $54 million of which $39 million relates to environmental matters, representing asbestos and PCB removal, solid waste cleanup at existing and former operating sites, and expenses for response costs at various sites where the Company has received notice that it is a potentially responsible party ("PRP"). During 1994, the Company incurred $6.1 million in cash expenditures related to these environmental matters. The Company, as well as other companies in the industry, faces potential environmental liability related to various sites at which wastes have allegedly been deposited. The Company has received notice that it is or may be a PRP at a number of federal and state sites (the "Sites") where remedial action may be required. Because the laws that govern the clean up of waste disposal sites have been construed to authorize joint and several liability, government agencies or other parties could seek to recover all response costs for any Site from any one of the PRPs for such Site, including the Company, despite the involvement of other PRPs. Although the Company is unable to estimate the aggregate response costs in connection with the remediation of all Sites, if the Company were held jointly and severally liable for all response costs at some or all of the Sites, it would have a material adverse effect on the financial condition and results of operations of the Company. However, joint and several liability generally has not in the past been imposed on PRPs, and, based on such past practice, the Company's past experience and the financial conditions of other PRPs with respect to the Sites, the Company does not expect to be held jointly and severally liable for all response costs at any Site. Liability at waste disposal sites is typically shared with other PRPs and costs generally are allocated according to relative volumes of waste deposited. At most Sites, the waste attributed to the Company is a very small portion of the total waste deposited at the Site (generally significantly less than 1%). There are approximately ten Sites where final settlement has not been reached and where the Company's potential liability is expected to exceed de minimis levels. Accordingly, the Company believes that its estimated total probable liability for response costs at the Sites was adequately reserved at December 31, 1994. Further, the estimate takes into consideration the number of other PRPs at each site, the identity, and financial position of such parties, in light of the joint and several nature of the liability, but does not take into account possible insurance coverage or other similar reimbursement.

Results of Operations

(In millions)                      1994                    1993                    1992
                                      Operating               Operating                Operating
                            Net        profit         Net      profit       Net         profit
                           sales       (loss)        sales     (loss)      sales        (loss)
Paperboard/
  Packaging Products        $2,973.7    $310.9       $2,699.5    $16.5      $2,751.0    $284.6
Newsprint                      259.6     (16.5)         248.1    (21.4)        247.4     (10.3)

Total                       $3,233.3    $294.4       $2,947.6    $(4.9)     $2,998.4    $274.3

1994 Compared to 1993
Results for 1994 reflect the accelerating demand for the Company's products. Net sales of $3.23 billion for 1994 set a record, up
9.7% compared to 1993. Increases/(decreases) in sales for each of the Company's segments are shown in the chart below.

  (In millions)                                          1994 Compared to 1993
                                                   Paperboard/
                                                    Packaging
                                                     Products      Newsprint        Total
  Increase (decrease) due to:
  Sales price and product mix                          $183.8         $11.6          $195.4
  Sales volume                                          199.5           (.1)          199.4
  Acquisitions and new facilities                         5.3                           5.3
  Plant closings and asset distributions               (114.4)                       (114.4)
  Total net sales increase                             $274.2         $11.5          $285.7

Net sales in the Paperboard/Packaging Products segment for 1994 increased $274.2 million, up 10.2% compared to 1993, due to higher sales prices and increased sales volume. Record sales volume was achieved for several major products, including: containerboard up 3.8%; corrugated shipping containers up 4.7%; and reclamation products up 5.8%. Sales growth for this segment was mitigated by the shutdown of several operating facilities in late 1993 and early 1994, including a coated recycled boxboard mill, five converting plants and two reclamation products facilities, in connection with the Company's Restructuring Program.

Net sales in the Newsprint segment for 1994 increased $11.5 million, up 4.6% compared to 1993, due primarily to higher sales prices in the second half of the year.

Costs and expenses in both segments in 1994 were favorably impacted by the Cost Reduction Initiatives begun in 1993 and by the Restructuring Program (together, the "Plans"). Cost of goods sold as a percent of net sales in the Paperboard/Packaging Products segment declined from 85.6% in 1993 to 82.5% in 1994, primarily as a result of higher sales prices, improved capacity utilization and other benefits associated with the Plans. Cost of goods sold as a percent of net sales in the Newsprint segment improved modestly from 102.8% in 1993 to 102.2% in 1994, primarily as a result of higher sales prices. Selling and administrative expenses in both segments in 1994 were also favorably impacted by the Plans.

The Company increased its weighted average discount rate in measuring its pension obligations from 7.6% to 8.5% and its rate of increase in compensation levels from 4.0% to 5.0% at December 31, 1994. The net effect of changing these assumptions was the primary reason for the decrease in projected benefit obligations and the changes are expected to decrease pension cost in 1995 by approximately $3.9 million.

Average debt levels outstanding decreased in 1994 as a result of the Recapitalization discussed below; however, interest expense of $268.5 million for 1994 increased 5.6% compared to 1993 due to the impact of higher effective interest rates in 1994.

The tax provision for 1994 was $16.4 million compared to a tax benefit for 1993 of $83.0 million. The Company's effective tax rate for 1994 was higher than the Federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences between book and tax accounting.

The Company recorded an extraordinary loss from the early extinguishment of debt (net of income tax benefits) amounting to $55.4 million ($.55 per share) in 1994 and $37.8 million ($.59 per
share) in 1993.   The Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" in 1994, the effect of which was not material.

1993 Compared to 1992

The Company's net sales for 1993 decreased 1.7% to $2.95 billion compared to $3.0 billion in 1992. Increases/(decreases) in each of the Company's segment sales are shown in the chart below.

 (In millions)                                             1993 Compared to 1992
                                                    Paperboard/
                                                     Packaging
                                                      Products      Newsprint        Total
  Increase (decrease) due to:
  Sales price and product mix                          $(91.2)        $(3.0)         $(94.2)
  Sales volume                                           15.8           3.7            19.5
  Acquisitions and new facilities                        34.9                          34.9
  Plant closings and asset distribution                 (11.0)                        (11.0)
  Total net sales increase (decrease)                  $(51.5)        $  .7          $(50.8)

Net sales decreased 1.9% in the Paperboard/Packaging Products segment in 1993. The decrease was due primarily to lower prices and changes in product mix for containerboard, corrugated shipping containers and folding cartons. This decrease was partially offset by an increase in sales volume primarily of corrugated shipping containers, which set a record in 1993. A newly constructed corrugated container facility and several minor acquisitions in 1992 caused net sales to increase $34.9 million for 1993.

Net sales increased 0.3% in the Newsprint segment as a result of an increase in sales volume in 1993 compared to 1992, partially offset by a decline in sales prices.

Cost of goods sold as a percent of net sales for the Paperboard/Packaging Products segment rose from 81.8% in 1992 to 85.6% in 1993 due primarily to the aforementioned changes in pricing and product mix. Cost of good sold as a percent of net sales in the Newsprint segment rose from 99.0% in 1992 to 102.8% in 1993 due primarily to the higher cost of energy and fibre and decreases in sales price. In 1993, the Company changed the estimated depreciable lives of its paper machines and major converting equipment. These changes were made to better reflect the estimated periods during which the assets will remain in service and were based upon the Company's historical experience and comparable industry practice. These changes were made effective January 1, 1993 and had the effect of reducing depreciation expense by $17.8 million and decreasing the 1993 net loss by $11.0 million.

Selling and administrative expenses increased to $239.2 million
(3.4%) for 1993 compared to $231.4 million for 1992. The increase was due primarily to higher provisions for retirement costs, acquisitions, new facilities and other costs.

In order to minimize significant year-to-year fluctuations in pension cost caused by financial market volatility, the Company changed, effective January 1, 1993, the method of accounting for the recognition of fluctuations in the market value of pension assets. The effect of this change on 1993 results of operations, including the cumulative effect of prior years, was not material. See Note 7 to the Company's consolidated financial statements.

The Company reduced its weighted average discount rate in measuring its pension obligations from 8.75% to 7.6% and its rate of increase in compensation levels from 5.5% to 4.0% at December 31, 1993. The net effect of changing these assumptions was the primary reason for the increase in the projected benefit obligations and the changes are expected to increase pension cost by approximately $3.4 million in 1994.

Interest expense for 1993 declined $45.9 million due to lower effective interest rates and the lower level of subordinated debt outstanding resulting primarily from a $231.8 million capital contribution received in August 1992.

The benefit from income taxes for 1993 was $83.0 million compared to a tax provision of $10.0 million in 1992. The significant difference in the income tax provision from 1993 to 1992 results from the use of the liability method of accounting which restored deferred income taxes and increased the related asset values for tax effects previously recorded as a reduction to the carrying amount of the related assets under prior business combinations.
The Company's effective tax rate for 1993 was lower than the Federal statutory tax rate due to the effect of permanent differences between book and tax accounting and a $5.7 million provision to adjust deferred tax assets and liabilities in 1993 due to the enacted Federal income tax rate change from 34% to 35%.

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The cumulative effect of adopting SFAS No. 109 was to increase net income for 1993 by approximately $20.5 million. The cumulative effect of adopting SFAS No. 106 was to decrease net income for 1993 by approximately $37.0 million.

Liquidity and Capital Resources

The Company completed a recapitalization plan in May 1994 (the "Recapitalization") in order to improve its operating and financial flexibility by reducing the level and overall cost of its debt, extending maturities of indebtedness, increasing stockholders' equity and increasing its access to capital markets. In connection with the Recapitalization, (i) the Company issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share,
(ii) JS Group, through its wholly-owned subsidiary Smurfit International B.V. ("SIBV"), purchased an additional 11,538,462 shares of common stock for $150 million, (iii) JSC (U.S.) issued and sold $300 million aggregate principal amount of 11.25% Series
A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due 2002 pursuant to a registered public offering (the "1994 Senior Notes") and (iv) the Company entered into a new bank credit facility (the "1994 Credit Agreement") consisting of a $450 million revolving credit facility (the "New Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $300 million Tranche A Term Loan and a $900 million Tranche B Term Loan. Proceeds of the Recapitalization, including $370.6 million from the shares issued to the public and SIBV, $400.0 million from the sale of the 1994 Senior Notes and borrowings under the 1994 Credit Agreement were used to extinguish the Company's 1989 and 1992 term loans, the 1989 revolving credit facility, the Company's senior secured notes and redeem the Company's subordinated debentures, including related premiums and accrued interest, and pay related fees and expenses. Had the Recapitalization occurred on January 1, 1994, the Company's income before extraordinary item would have been $42.0 million ($.38 per share) and the net loss would have been $15.1 million ($.13 per share) for 1994.

Outstanding loans under the Tranche A Term Loan and the New Revolving Credit Facility bear interest at rates selected at the option of the Company equal to the alternate base rate ("ABR") plus 1.5% per annum or the adjusted LIBOR Rate plus 2.5% per annum (8.77% at December 31, 1994). Interest on outstanding loans under the Tranche B Term Loan is payable at a rate per annum selected at the option of the Company, equal to the prime rate plus 2% per annum or the adjusted LIBOR rate plus 3% per annum (8.56% at December 31, 1994). The ABR rate is defined as the highest of Chemical Bank's prime lending rate, 1/2 of 1% in excess of the Federal Funds Rate or 1% in excess of the base certificate of deposit rate. The New Revolving Credit Facility matures in 2001. The Tranche A Term Loan matures in various installments from 1995 to 2001. The Tranche B Term Loan matures in various installments from 1995 to 2002.

The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases, sale-leaseback transactions, (iii) limitations on capital expenditures,
(iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and (v) maintenance of minimum interest coverage ratios. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The 1994 Credit Agreement imposes an annual limit on future capital expenditures of $150.0 million. The capital spending limit is subject to increase by an amount up to $75.0 million in any year if the prior year's spending was less than the maximum amount allowed. The Company has a carryover of $62.4 million for 1995. Capital expenditures in 1994, including property and timberland additions and acquisitions, were $166.9 million. Because the Company has invested heavily in its core businesses in prior years, management believes the annual limitation for capital expenditures does not impair its plans for maintenance, expansion and continued modernization of its facilities.

The Company's earnings are significantly affected by the amount of interest on its indebtedness. The Company enters into interest rate swap, cap and option agreements to manage its interest rate exposure on its indebtedness. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of risk. Periodic amounts to be paid or received under these agreements are accrued and recognized as adjustments to interest expense. The Company amends existing agreements or enters into agreements with offsetting effects when necessary to change its net position. During 1994, as interest rates increased, the Company amended several of its agreements and entered new agreements, including options, to respond to those rate changes. Significant option positions entered into to offset increasing rates in 1994 expired unexercised, and there are no significant options outstanding at December 31, 1994.

The table below shows certain interest rate swap agreements outstanding at December 31, 1994, the related maturities for the years thereafter and the contracted pay and receive rates for such agreements. Included are swaps with a notional amount of $345.0 million not associated with existing debt at December 31, 1994, due to previous debt extinguishments, which are carried at fair market value with changes to the fair value reflected in interest expense.

                                          Interest rate
                                             swaps at                     Interest rate
                                           December 31,                  swap maturities
  (In millions)                                1994               1995       1996        1997

  Pay fixed interest rate swaps                  $532.5         $(150.0)    $(150.0)   $(232.5)
    Pay rate                                      7.180%          7.180%      6.990%     7.474%
    Receive rate                                  5.732%

  Receive fixed interest rate swaps              $595.0         $(595.0)
    Pay rate                                      7.161%
    Receive rate                                  5.041%          5.041%

In addition, the Company has swap agreements not associated with existing debt at December 31, 1994 with a notional amount of $180 million (of which $100 million matures in 1995 and $80 million matures in 1996) whereby the Company is receiving a weighted average variable rate of 5.2% and pays a weighted average variable rate of 6.1%.

The Company has a cap agreement with a notional amount of $100.0 million, which matures in 1996, on variable rate debt which caps the Company's variable interest rates at 7.5% on the notional amount. In addition, the Company has a cap agreement with a notional amount of $100.0 million, which matures in 1996, on variable rate debt which limits the Company's interest payments to a range of 5.5-7.0% on the notional amount.

Operating activities have historically been the major source of cash for the Company's working capital needs, capital expenditures and debt payments. Net cash provided by operating activities for 1994 improved $71.1 million (90.9%) over 1993. Scheduled payments due in 1995 and 1996 under the 1994 Credit Agreement are $46.0 million and $117.0 million, respectively, with increasing amounts thereafter. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund capital expenditures.

At December 31, 1994, the Company had $303.2 million of unused borrowing capacity under its 1994 Credit Agreement and borrowing capacity of $12.0 million under its $230.0 million accounts receivable securitization program (the "1991 Securitization Program") subject to the Company's level of eligible accounts receivable. In the first quarter of 1995, the Company entered into a new $315.0 million accounts receivable securitization program (the "1995 Securitization"), consisting of a $300.0 million trade receivables-backed commercial paper program and a $15.0 million term loan. Proceeds of the 1995 Securitization were used to extinguish the Company's 1991 Securitization Program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  Page No.

The following consolidated financial statements of Jefferson Smurfit Corporation are included in this report:

     Consolidated balance sheets -  December 31, 1994 and 1993 . . . . . 27
     For the years ended December 31, 1994, 1993 and 1992:
          Consolidated statements of operations. . . . . . . . . . . . . 28
          Consolidated statements of stockholders' deficit . . . . . . . 29
          Consolidated statements of cash flows. . . . . . . . . . . . . 30
     Notes to consolidated financial statements. . . . . . . . . . . . . 31

The following consolidated financial statement schedules of Jefferson Smurfit Corporation are included in Item 14(a):

          VIII: Valuation and Qualifying Accounts  . . . . . . . . . . . 58

All other schedules specified under Regulation S-X for Jefferson
Smurfit Corporation have been omitted because they are either not applicable, not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

The management of the Company is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include certain amounts based on management's best estimate and judgment.

The Company maintains a system of internal accounting control, which it believes is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, the Company has an effective and responsive system of internal accounting controls. The system is monitored by the Company's staff of internal auditors, who evaluate and report to management on the effectiveness of the system.

The Audit Committee of the Board of Directors is composed of three directors who meet with the independent auditors, internal auditors and management to discuss specific accounting, reporting and internal control matters. Both the independent auditors and internal auditors have full and free access to the Audit Committee.





James E. Terrill
President, Chief Executive Officer




John R. Funke
Vice President and Chief Financial Officer
(Principal Accounting Officer)

                                 REPORT OF INDEPENDENT AUDITORS



Board of Directors
Jefferson Smurfit Corporation




We have audited the accompanying consolidated balance sheets of Jefferson Smurfit Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson Smurfit Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 and Note 7 to the financial statements, in 1993, the Company changed its method of accounting for income taxes and postretirement benefits.


                                                          Ernst & Young LLP

St. Louis, Missouri
January 30, 1995 except
as to Note 15, as to which
the date is February 23, 1995

                                  JEFFERSON SMURFIT CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                         (In millions)
December 31,                                                           1994             1993
           ASSETS
Current assets
   Cash and cash equivalents                                        $   61.8             $   44.2
   Receivables, less allowances of
     $8.6 in 1994 and $9.2 in 1993                                     316.3                243.2
   Inventories
     Work-in-process and finished goods                                 86.9                 96.1
     Materials and supplies                                            136.8                137.2
                                                                       223.7                233.3
   Deferred income taxes                                                38.1                 41.9
   Prepaid expenses and other current assets                             6.6                  5.9
           Total current assets                                        646.5                568.5

Net property, plant and equipment                                    1,427.1              1,374.5

Timberland, less timber depletion                                      259.0                261.5

Goodwill, less accumulated amortization of
   $35.0 in 1994 and $27.6 in 1993                                     257.1                261.4
Other assets                                                           169.3                131.2
                                                                    $2,759.0             $2,597.1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current maturities of long-term debt                             $   50.2             $   10.3
   Accounts payable                                                    348.8                270.6
   Accrued compensation and payroll taxes                              114.3                110.1
   Interest payable                                                     48.3                 52.6
   Other accrued liabilities                                            74.4                 84.9
           Total current liabilities                                   636.0                528.5

Long-term debt, less current maturities                              2,391.7              2,619.1

Other long-term liabilities                                            237.5                257.1

Deferred income taxes                                                  207.7                232.2

Minority interest                                                       16.4                 18.0

Stockholders' deficit
   Preferred stock
   Common stock                                                          1.1
   Additional paid-in capital                                        1,168.3                798.8
   Retained earnings (deficit)                                      (1,899.7)            (1,856.6)
        Total stockholders' deficit                                   (730.3)            (1,057.8)
                                                                    $2,759.0             $2,597.1



See notes to consolidated financial statements.

                                         JEFFERSON SMURFIT CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In millions, except per share data)
Year Ended December 31,                                           1994               1993              1992

Net sales                                                       $3,233.3           $2,947.6           $2,998.4
Costs and expenses
  Cost of goods sold                                             2,718.7            2,567.2            2,495.4
  Selling and administrative expenses                              223.7              239.2              231.4
  Restructuring charge                                                                 96.0
  Environmental and other charges                                                      54.0

     Income (loss) from operations                                 290.9               (8.8)             271.6

Other income (expense)
  Interest expense                                                (268.5)            (254.2)            (300.1)
  Other, net                                                         6.3                5.4                4.5

     Income (loss) before income taxes,
        extraordinary item and cumulative
        effect of accounting changes                                28.7             (257.6)             (24.0)

Provision for (benefit from) income taxes                           16.4              (83.0)              10.0

     Income (loss) before extraordinary item and
       cumulative effect of accounting changes                      12.3             (174.6)             (34.0)

Extraordinary item
  Loss from early extinguishment of debt,
     net of income tax benefit of $33.7 in
     1994, $21.7 in 1993 and $25.8 in 1992                         (55.4)             (37.8)             (49.8)

Cumulative effect of accounting changes
  Postretirement benefits, net of income tax
    benefit of $21.9                                                                  (37.0)
  Income taxes                                                                         20.5

     Net loss                                                   $  (43.1)          $ (228.9)          $  (83.8)



Per share of common stock
  Income (loss) before extraordinary item and
     cumulative effect of accounting changes                    $    .12           $  (2.75)          $  (1.16)
  Extraordinary item                                                (.55)              (.59)             (1.03)
  Cumulative effect of accounting changes                                              (.26)

     Net loss                                                   $   (.43)          $  (3.60)          $  (2.19)

Weighted average shares outstanding                              100.613             63.550             48.310



See notes to consolidated financial statements.

                                      JEFFERSON SMURFIT CORPORATION
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       (In millions, except share data)



                                        Cumulative
                                        Exchangeable
                                      Preferred Stock           Common Stock
                                      Amount                  Amount
                                        Par      Number        Par        Number     Additional     Retained
                                      Value,       of         Value,        of          Paid-In     Earnings
                                      $1,000     Shares        $.01       Shares        Capital     (Deficit)

Balance at January 1, 1992             $ 145.2     145,200     $           4,020,000      $400.0      $(1,522.1)

Net loss                                                                                                  (83.8)

Issuance of common stock,
    net of related expenses                                                2,330,000       231.8

Dividend on cumulative
    exchangeable preferred
    stock in additional shares            21.8      21,800                                                (21.8)


Balance at December 31, 1992             167.0     167,000                 6,350,000       631.8       (1,627.7)

Net loss                                                                                                 (228.9)

Conversion of cumulative
    exchangeable preferred
    stock                               (167.0)   (167,000)                1,670,000       167.0


Balance at December 31, 1993                                               8,020,000       798.8       (1,856.6)

Net loss                                                                                                  (43.1)

Reclassification of common
    stock                                                          .8     72,180,000         (.8)

Issuance of common stock,
    net of related expenses                                        .3     30,788,462       370.3


Balance at December 31, 1994           $                       $  1.1    110,988,462    $1,168.3      $(1,899.7)

See notes to consolidated financial statements.

                                         JEFFERSON SMURFIT CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In millions)
Year Ended December 31,                                                 1994            1993            1992

Cash flows from operating activities
    Net loss                                                          $  (43.1)        $(228.9)        $ (83.8)
    Adjustments to reconcile net loss to net
    cash provided by operating activities
       Extraordinary loss from early
           extinguishment of debt                                         89.1            59.5            75.6
       Cumulative effect of accounting changes
           Postretirement benefits                                                        58.9
           Income taxes                                                                  (20.5)
       Restructuring charge                                                               96.0
       Environmental and other charges                                                    54.0
       Depreciation, depletion and amortization                          131.6           130.8           134.9
       Amortization of deferred debt issuance costs                       10.1             7.9            14.6
       Deferred income taxes                                             (20.8)         (156.9)             .1
       Non-cash interest                                                  18.9            18.0            33.6
       Non-cash employee benefit expense                                  (9.4)          (12.5)          (18.8)
       Change in current assets and liabilities,
           net of effects from acquisitions
             Receivables                                                 (73.0)             .7            12.9
             Inventories                                                   9.8            14.2           (10.4)
             Prepaid expenses and other current assets                     (.9)            5.0            (2.9)
             Accounts payable and accrued liabilities                     42.1            26.2            14.9
             Interest payable                                             (7.2)            4.7            (4.9)
             Income taxes                                                   .8            16.2           (17.3)
       Other, net                                                          1.3             4.9            (2.8)
    Net cash provided by operating activities                            149.3            78.2           145.7

Cash flows from investing activities
    Property additions                                                  (143.7)          (97.2)          (77.5)
    Timberland additions                                                 (19.5)          (20.2)          (20.4)
    Investments in affiliates and acquisitions                            (3.7)            (.1)           (5.8)
    Proceeds from property and timberland
       disposals and sale of businesses                                    4.4            24.5             1.8
    Net cash used for investing activities                              (162.5)          (93.0)         (101.9)

Cash flows from financing activities
    Issuance of common stock, net of related expenses                    370.6                           231.8
    Borrowings under bank credit facilities                            1,371.8                           400.0
    Borrowings under senior notes                                        400.0           500.0
    Net borrowings (repayments) under accounts
       receivable securitization program                                  34.8             6.4            (8.8)
    Other increases in long-term debt                                      3.4            12.0            56.8
    Payments of long-term debt and related premiums                   (2,072.9)         (479.2)         (698.6)
    Deferred debt issuance costs                                         (76.9)          (25.2)          (40.4)

    Net cash provided by (used for) financing activities                  30.8            14.0           (59.2)

Increase (decrease) in cash and cash equivalents                          17.6             (.8)          (15.4)
Cash and cash equivalents
    Beginning of year                                                     44.2            45.0            60.4
    End of year                                                       $   61.8         $  44.2         $  45.0

See notes to consolidated financial statements.

                                     JEFFERSON SMURFIT CORPORATION
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Tabular amounts in millions, except share data)


1.  -- Basis of Presentation

Jefferson Smurfit Corporation (formerly SIBV/MS Holdings, Inc.) hereafter referred to as the "Company" owns 100% of the equity interest in JSCE, Inc. The Company has no operations other than its investment in JSCE, Inc. On December 31, 1994 Jefferson Smurfit Corporation (U.S.), a wholly-owned subsidiary of the Company, merged into its wholly-owned subsidiary, Container Corporation of America ("CCA"), with CCA surviving and changing its name to Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). JSCE, Inc. owns 100% of the equity interest in JSC (U.S.). JSCE, Inc. has no operations other than its investment in JSC (U.S.). Prior to May 4, 1994, 50% of the voting stock of the Company was owned by Smurfit Packaging Corporation ("SPC") and Smurfit Holdings B.V. ("SHBV"), indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc ("JS Group"), a public corporation organized under the laws of the Republic of Ireland. The remaining 50% was owned by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and certain other investors.

In May 1994, the Company completed a recapitalization plan (the "Recapitalization") to repay and refinance a substantial portion of its indebtedness. In connection with the Recapitalization, (i) the Company issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share, (ii) JS Group, through its wholly-owned subsidiary Smurfit International B.V. ("SIBV"), purchased an additional 11,538,462 shares of common stock for $150 million, and (iii) JSC (U.S.) issued and sold $300 million aggregate principal amount of unsecured 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of unsecured 10.75% Series B Senior Notes due 2002 (the "1994 Senior Notes") pursuant to a registered public offering. The proceeds from the equity and debt offerings, the sale of shares to SIBV and $1,200 million of borrowings under a new bank credit facility (see Note 4) were used to refinance the Company's 1989 and 1992 term loans, the 1989 revolving credit facility, and the Company's senior secured notes and pay related fees and expenses. Proceeds were also used to redeem the Company's subordinated debentures and pay related premiums and accrued interest. Premiums paid in connection with the debt payments, the write-off of related deferred debt issuance costs, and losses on interest rate swap agreements totalling $51.6 million (net of income tax benefits of $31.6 million) are reflected in the accompanying 1994 consolidated statement of operations as an extraordinary item. Net proceeds from the shares issued totalled $370.6 million.

For financial accounting purposes, the Company's 1989 purchase of JSC (U.S.)'s common equity owned by JS Group and the acquisition by JSC (U.S.) of its common equity owned by MSLEF I were accounted for as purchases of treasury stock and resulted in a deficit balance of $1,421.3 million in stockholders' equity in the accompanying consolidated financial statements.

2. -- Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1994 cash and cash equivalents of $62.4 million are maintained as collateral for obligations under the accounts receivable securitization program (see Note 4).

Revenue Recognition: Revenue is recognized at the time products are shipped.

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $55.2 million in 1994 and $50.6 million in 1993 which are valued at the lower of average cost or market. First-in, first-out costs (which approximate replacement costs) exceed the LIFO value by $58.5 million and $44.7 million at December 31, 1994 and 1993, respectively.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements.

Effective January 1, 1993, the Company changed its estimate of the useful lives of certain machinery and equipment. Based upon historical experience and comparable industry practice, the depreciable lives of the papermill machines that previously ranged from 16 to 20 years were increased to an average of 23 years, while major converting equipment and folding carton presses that previously averaged 12 years were increased to an average of 20 years. These changes were made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of reducing depreciation expense by $17.8 million and decreasing net loss by $11.0 million, or $.17 per common share, in 1993.

Timberland: The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized.

Deferred Debt Issuance Costs: Deferred debt issuance costs are amortized over the terms of the respective debt obligations using the interest method.

Goodwill: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years.

Interest Rate Swap and Cap Agreements: The Company enters into interest rate swap and cap agreements to reduce the impact of interest rate fluctuations. Swap agreements involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. Cap agreements provide that the Company will receive a certain amount when short term interest rates exceed a threshold rate. Periodic amounts to be paid or received under interest rate swap and cap agreements are accrued and recognized as adjustments to interest expense. Premiums paid on cap agreements are included in interest payable and amortized to interest expense over the life of the agreements.

Earnings (Loss) Per Common Share: The computations of earnings (loss) per common share are based on the weighted average number of common shares outstanding during the periods presented after recognition of preferred dividend requirements in 1992 of $21.8 million. Outstanding stock options are common equivalent shares but are not included since the dilutive effect is not material.

Fully diluted earnings per share amounts are not applicable because the effect of the conversion of the stock options is not dilutive in 1994 and antidilutive in 1993 and 1992.

Had the Recapitalization occurred on January 1, 1994, the income before extraordinary item would have been $42.0 million or $.38 per common share, and the net loss would have been $15.1 million or $.13 per common share, for 1994.

Earnings per share amounts and weighted average shares outstanding have been restated to reflect the results of the Reclassification (See Note
6).

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1994 presentation.


3. -- Property, Plant and Equipment

Property, plant and equipment at December 31 consists of:

                                                                       1994             1993
   Land                                                              $   59.7        $   60.2
   Buildings and leasehold improvements                                 253.7           241.3
   Machinery, fixtures and equipment                                  1,696.3         1,601.1
                                                                      2,009.7         1,902.6
   Less accumulated depreciation and amortization                       657.2           563.2
                                                                      1,352.5         1,339.4
   Construction in progress                                              74.6            35.1

            Net property, plant and equipment                        $1,427.1        $1,374.5

4. -- Long-Term Debt

Long-term debt at December 31 consists of:
                                                          1994                          1993
                                                  Current                       Current
                                                 maturities     Long-term      maturities     Long-term
Tranche A term loan                                  $45.0      $  855.0          $           $
Tranche B term loan                                    1.0         299.0
1992 term loan                                                                                   201.3
1989 term loan                                                                                   412.3
Revolving loans                                                     43.0                         196.5
Senior secured notes                                                                             270.5
Accounts receivable securitization
   program loans                                                   217.2                         182.3
1994 series A senior notes                                         300.0
1994 series B senior notes                                         100.0
1993 senior notes                                                  500.0                         500.0
Other                                                  4.2          77.5           10.3           76.5
  Total non-subordinated                              50.2       2,391.7           10.3        1,839.4

13.5% Senior subordinated notes,
  due 1999                                                                                       350.0
14.0% Subordinated debentures,
  due 2001                                                                                       300.0
15.5% Junior subordinated accrual
  debentures, due 2004                                                                           129.7
  Total subordinated                                                                             779.7
                                                     $50.2      $2,391.7          $10.3       $2,619.1

Aggregate annual maturities of long-term debt at December 31, 1994, for the next five years are $50.2 million in 1995, $349.8 million in 1996, $158.8 million in 1997, $164.6 million in 1998 and $174.7 million in 1999.

1994 Credit Agreement
In connection with the Recapitalization, JSC (U.S.) entered
into a new bank credit facility (the "1994 Credit Agreement") which consists of a $450 million revolving credit facility (the "New Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $900 million Tranche A Term Loan and a $300 million Tranche B
Term Loan.   The New Revolving Credit Facility matures in 2001.  The
Tranche A Term Loan matures in various installments from 1995 to 2001. The Tranche B Term Loan matures in various installments from 1995 to 2002.

Outstanding loans under the Tranche A Term Loan and the New Revolving Credit Facility bear interest at rates selected at the option of JSC (U.S.) equal to the alternate base rate ("ABR") plus 1.5% per annum or the adjusted LIBOR Rate plus 2.5% per annum (8.77% at December 31, 1994). Interest on outstanding loans under the Tranche B Term Loan is payable at a rate per annum selected at the option of JSC (U.S.), equal to the prime rate plus 2% per annum or the adjusted LIBOR rate plus 3% per annum (8.56% at December 31, 1994). The ABR rate is defined as the highest of Chemical Bank's prime lending rate, 1/2 of 1% in excess of the Federal Funds Rate or 1% in excess of the base certificate of deposit rate.

A commitment fee of 1/2 of 1% per annum is assessed on the unused portion of the New Revolving Credit Facility. At December 31, 1994, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $303.2 million.

The Tranche A and Tranche B Term Loans and the New Revolving Credit Facility may be prepaid at any time, in whole or in part, at the option of JSC (U.S.). The 1994 Credit Agreement requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from: certain asset sales, insurance, issuance of equity securities, or incurrence of certain indebtedness.

The obligations under the 1994 Credit Agreement are unconditionally guaranteed by the Company, JSCE, Inc. and its subsidiaries and are secured by a security interest in substantially all of the assets of JSC (U.S.) and its material subsidiaries, with the exception of cash, cash equivalents and trade receivables. The 1994 Credit Agreement is also secured by a pledge of all the capital stock of each material subsidiary of the Company and by certain intercompany notes.

The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases, sale-leaseback transactions,
(iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and (v) maintenance of minimum interest coverage ratios.

1994 Senior Notes
In connection with the Recapitalization, JSC (U.S.) issued and sold $300 million aggregate principal amount of unsecured 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of unsecured 10.75% Series B Senior Notes due 2002. The Series A Senior Notes are redeemable in whole or in part at the option of JSC (U.S.), at any time on or after May 1, 1999 with premiums of 5.625% and 2.813% of the principal amount if redeemed during the 12-month periods commencing May 1, 1999 and 2000, respectively. In addition, up to $100 million aggregate principal amount of Series A Senior Notes are redeemable at 110% of the principal amount prior to May 1, 1997 in connection with certain stock issuances. The Series B Senior Notes are not redeemable prior to maturity.

The 1994 Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the 1994 Credit Agreement and the 1993 Senior Notes. The 1994 Senior Notes agreements contain business and financial covenants which are less restrictive than those contained in the 1994 Credit Agreement.

Holders of the 1994 Senior Notes have the right, subject to certain limitations, to require JSC (U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change of control or in certain events from proceeds of major asset sales, as defined.

Accounts Receivable Securitization Program Loans
The $230.0 million accounts receivable securitization program ("Securitization Program") provides for the sale of certain of the Company's trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"), which finances its purchases of the receivables, through borrowings from a limited purpose finance company (the "Issuer") unaffiliated with the Company. The Issuer, which is restricted to making loans to JS Finance, issued $95 million in fixed rate term notes, issued $13.8 million under a subordinated loan, and may issue up to $121.2 million in trade receivables-backed commercial paper or obtain up to $121.2 million under a revolving liquidity facility to fund loans to JS Finance. At December 31, 1994, $12.0 million was available for additional borrowing. Borrowings under the Securitization Program, which expires April 1996, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

At December 31, 1994, all assets of JS Finance, principally cash and cash equivalents of $62.4 million and trade receivables of $213.8 million, are pledged as collateral for obligations of JS Finance to the Issuer. Interest rates on borrowings under this program are at a fixed rate of 9.56% for $95.0 million of the borrowings and at a variable rate on the remainder (6.37% at December 31, 1994).

1993 Senior Notes
In April 1993, JSC (U.S.) issued $500.0 million of unsecured 9.75% Senior Notes (the "1993 Senior Notes") due 2003 which are not redeemable prior to maturity. The 1993 Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the 1994 Credit Agreement and the 1994 Senior Notes. The 1993 Senior Notes agreement contains business and financial covenants which are substantially less restrictive than those contained in the 1994 Credit Agreement and substantially similar to those contained in the 1994 Senior Notes agreements.

Holders of the 1993 Senior Notes have the right, subject to certain limitations, to require JSC (U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or in certain events, from proceeds of major asset sales, as defined.

Net proceeds from the offering were used to partially repay amounts outstanding under the 1989 and 1992 term loans and the 1989 revolving credit facility. The write-off of related deferred debt issuance costs and losses on interest rate swap agreements, totalling $37.8 million (net of income tax benefits of $21.7 million), are reflected in the accompanying 1993 consolidated statement of operations as an extraordinary item.

Other Non-subordinated Debt
Other non-subordinated long-term debt at December 31, 1994, is payable in varying installments through the year 2028. Interest rates on these obligations averaged approximately 9.93% at December 31, 1994.

Interest Rate Swap and Cap Agreements
The Company utilizes interest rate swap and cap agreements to manage its interest rate exposure on long-term debt. At December 31, 1994, the Company has interest rate swap agreements with a notional amount of $282.5 million which effectively fix (for remaining periods up to 3 years) the interest rate on variable rate borrowings. The Company is currently paying a weighted average fixed interest rate of 6.4% and receiving a weighted average variable interest rate of 6.0%, calculated on the notional amount. The Company has a cap agreement with a notional amount of $100.0 million on variable rate debt (through 1996) which caps the Company's variable interest rates at 7.5% on the notional amount.
In addition, the Company has a cap agreement with a notional amount of $100.0 million (through 1996) on variable rate debt which limits the Company's interest payments to a range of 5.5-7.0% on the notional amount. The Company is party to interest rate swap agreements on fixed rate borrowings with a notional amount of $500.0 million which effectively convert the fixed rate borrowings to variable rate borrowings maturing at various dates through May 1995. The Company is currently receiving a weighted average fixed interest rate of 4.6% and paying a weighted average variable interest rate of 7.1%, calculated on the notional amount.
The Company has interest rate swaps with a notional amount of $525 million not associated with existing debt at December 31, 1994, due to previous debt extinguishments, which are carried at fair market value with changes to the fair value reflected in interest expense. The Company is currently paying a weighted average fixed rate of 8.1% and receiving a weighted average variable rate of 5.4% on swaps with a notional amount of $250.0 million (for remaining periods up to 1997). The Company is currently receiving a weighted average fixed rate of 7.3% and paying a weighted average variable rate of 7.4% on swaps with a notional amount of $95 million (through 1995). In addition, the Company has swap agreements with a notional amount of $180 million (through
1996) whereby the Company is receiving a weighted average variable rate of 5.2% and pays a weighted average variable rate of 6.1%.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties.

Other

Interest costs capitalized on construction projects in 1994, 1993 and 1992 totalled $3.9 million, $3.4 million and $4.2 million, respectively. Interest payments on all debt instruments for 1994, 1993 and 1992 were $247.0 million, $226.2 million and $257.6 million, respectively.

5.  -- Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior years' financial statements have financial statements have not been restated.

The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was to increase net income by $20.5 million. For 1993, application of SFAS No. 109 increased the pretax loss by $14.5 million because of increased depreciation expense as a result of the requirement to report assets acquired in prior business combinations at pretax amounts.

In adopting this new accounting principle, the Company (i) adjusted assets acquired and liabilities assumed in prior business combinations from their net-of-tax amounts to their pretax amounts and recognized the related deferred tax assets and liabilities for those temporary differences, (ii) adjusted deferred income tax assets and liabilities to statutory income tax rates and for previously unrecognized tax benefits related to certain state net operating loss carryforwards and, (iii) adjusted asset and liability accounts arising from previous acquisitions and recapitalizations to recognize potential tax liabilities related to those transactions. The net effect of these adjustments on assets and liabilities was to increase inventory $23.0 million, increase property, plant and equipment and timberlands $196.5 million, increase goodwill $42.0 million, increase liabilities by $12.6 million, and increase deferred income taxes by $228.4 million.

At December 31, 1994, the Company has net operating loss carryforwards for federal income tax purposes of approximately $460.5 million
(expiring in the years 2005 through 2009), none of which are available for utilization against alternative minimum taxes.

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                   1994          1993
  Deferred tax liabilities:

      Depreciation and depletion                                                 $365.1         $354.5
      Pensions                                                                     31.0           26.7
      Other                                                                       106.7          104.0
         Total deferred tax liabilities                                           502.8          485.2

  Deferred tax assets:

      Retiree medical                                                              49.6           44.6
      Other employee benefit and insurance plans                                   70.5           70.3
      Restructuring and other charges                                              32.1           49.3
      Net operating loss and tax credit
         carryforwards                                                            161.6          108.4
      Other                                                                        44.5           47.1
         Total deferred tax assets                                                358.3          319.7
      Valuation allowance for deferred tax assets                                 (25.1)         (24.8)
         Net deferred tax assets                                                  333.2          294.9
         Net deferred tax liabilities                                            $169.6         $190.3

Provisions for (benefit from) income taxes before extraordinary item and cumulative effect of accounting changes were as follows:

                                                                                              Deferred
                                                                 Liability Method              Method
                                                                           Year Ended December 31,
                                                                 1994             1993           1992
Current
  Federal                                                        $   1.4        $  28.1          $(2.2)
  State and local                                                    2.1            2.2            2.1
                                                                     3.5           30.3            (.1)
Deferred
  Federal                                                           38.6          (53.5)           9.7
  State and local                                                    3.8            6.0             .4
  Benefits of net operating loss carryforwards                     (29.5)         (71.5)
                                                                    12.9         (119.0)          10.1
Adjustment of deferred tax assets and
  liabilities for enacted tax rate change                                           5.7
                                                                 $  16.4        $( 83.0)         $10.0

The Company increased its deferred tax assets and liabilities in 1993 as a result of legislation enacted during 1993 increasing the corporate federal statutory tax rate from 34% to 35% effective January 1, 1993.

The federal income tax returns for 1989 through 1991 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The components of the provision for deferred taxes for the year ended December 31, 1992 were as follows:

                                                                   1992
  Depreciation and depletion                                       $15.2
  Alternative minimum tax                                           10.2
  Tax loss carryforwards                                           (24.3)
  Equity in affiliates                                               6.8
  Other employee benefits                                            2.7
  Other, net                                                         (.5)

                                                                   $10.1

A reconciliation of the difference between the statutory Federal income tax rate and the effective income tax rate as a percentage of income
(loss) before income taxes, extraordinary item, and cumulative effect of accounting changes is as follows:

                                                                                                Deferred
                                                                   Liability Method             Method
                                                                            Year Ended December 31,
                                                                  1994           1993            1992
  U.S. Federal statutory rate                                      35.0%        (35.0%)        (34.0%)
  Adjustment of deferred tax assets
      and liabilities for enacted
      tax rate change                                                             2.2
  State and local taxes, net
      of Federal tax benefit                                       (4.8)         (2.0)           6.6
  Permanent differences from applying
      purchase accounting                                          23.7           3.5           71.1
  Effect of valuation allowances on
      deferred tax assets, net of
      Federal benefit                                               1.1           1.2
  Other, net                                                        2.1          (2.1)          (2.0)
                                                                   57.1%        (32.2%)         41.7%

The Company made income tax payments of $2.6 million, $33.0 million, and $6.6 million in 1994, 1993, and 1992, respectively.

6. -- Capital Stock

Capital Stock at December 31 consists of:
                                                                             1994           1993
     Preferred Stock, par value $.01 per share;
         50,000,000 shares authorized in 1994; none
         issued and outstanding                                            $               $
     Common stock
         Class A, par value $.01 per share; authorized
           4,010,000 shares; 1,840,000 shares issued
           and outstanding in 1993
         Class B, par value $.01 per share; authorized
           4,010,000 shares; 1,840,000 shares issued
           and outstanding in 1993
         Class C, non-voting, par value $.01 per share;
           authorized 2,170,000 shares; 2,170,000 shares
           issued and outstanding in 1993
         Class D, non-voting, par value $.01 per share;
           authorized 2,170,000 shares; 2,170,000
           issued and outstanding in 1993
         Class E, non-voting, par value $.01 per share;
           authorized 603,656 shares;
           no shares issued and outstanding in 1993
     Common stock, par value $.01 per share;
           250,000,000 shares authorized; 110,988,462
           issued and outstanding in 1994                                     1.1

On August 26, 1992, the Company's shareholders approved an increase in the authorized number of shares of Class C and Class D common stock of the Company from 500,000 shares to 2,170,000 shares, and authorized the issuance of up to 603,656 shares of Class E non-voting shares. The Company then issued an additional 330,000 shares of Class A common stock to SHBV, and an additional 330,000 shares of Class B common stock and 1,670,000 shares of Class C common stock to MSLEF II. Net proceeds from the shares issued totalled $231.8 million and were used to repay a portion of the Company's long-term debt.

At December 31, 1993, SPC converted its shares of Cumulative Exchangeable Preferred Stock ("Preferred Stock"), bearing dividends at a quarterly rate of 4.664% payable in additional preferred shares, to 1,670,000 shares of Class D common stock at a value of $167 million. The Preferred Stock shares were converted with a fixed value at August 26, 1992 of $167 million, and thus no Preferred Stock dividends were recognized by the Company subsequent to August 26, 1992.

Immediately prior to the consummation of the 1994 initial public offerings, the Company effected a reclassification (the "Reclassification") whereby the Company's five classes of common stock were converted into one class on a basis of ten shares of common stock for each outstanding share of each of the old classes. The effect of the Reclassification was to transfer $.8 million from the additional paid-in capital account to the common stock account.

7.  -- Employee Benefit Plans

Pension Plans
The Company sponsors noncontributory defined benefit pension plans covering substantially all employees not covered by multi-employer plans. Plans that cover salaried and management employees provide pension benefits that are based on the employee's five highest consecutive calendar years' compensation during the last ten years of service. Plans covering non-salaried employees generally provide benefits of stated amounts for each year of service. These plans provide reduced benefits for early retirement. The Company's funding policy is to make minimum annual contributions required by applicable regulations. The Company also participates in several multi-employer pension plans, which provide defined benefits to certain union employees.

In order to minimize significant year-to-year fluctuations in pension cost caused by financial market volatility, the Company changed, effective as of January 1, 1993 the method of accounting used for determining the market-related value of plan assets. The method changed from a fair market value to a calculated value that recognizes all changes in a systematic manner over a period of four years and eliminates the use of a corridor approach for amortizing gains and losses. The effect of this change on 1993 results of operations, including the cumulative effect of prior years, was not material.

Assumptions used in the accounting for the defined benefit plans were:
                                                                   1994           1993           1992
  Weighted average discount rates                                   8.5%           7.6%         8.75%
  Rates of increase in compensation levels                          5.0%           4.0%         5.5%
  Expected long-term rate of return on assets                      10.0%          10.0%        10.0%

The components of net pension income for the defined benefit plans and the total contributions charged to pension expense for the multi-employer plans follow:

                                                                       Year Ended December 31,

                                                                   1994           1993          1992
Defined benefit plans:
  Service cost-benefits earned during the period                  $ 14.3         $ 12.7        $ 12.1
  Interest cost on projected benefit obligations                    53.7           54.0          50.1
  Actual return on plan assets                                      (7.4)         (91.1)        (26.4)
  Net amortization and deferral                                    (71.3)           8.8         (54.6)
Multi-employer plans                                                 2.1            2.2           2.1
      Net pension income                                          $ (8.6)        $(13.4)       $(16.7)

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31 for the Company's and its subsidiaries' defined benefit pension plans:

                                                                           1994                 1993
Actuarial present value of benefit obligations:
  Vested benefit obligations                                              $631.7               $616.7

  Accumulated benefit obligations                                         $669.9               $664.3

Projected benefit obligations                                             $699.6               $716.0
Plan assets at fair value                                                  739.8                778.1
Plan assets in excess of projected benefit obligations                      40.2                 62.1
Unrecognized net loss                                                       63.1                 34.5
Unrecognized net asset at December 31,
  being recognized over 14 to 15 years                                     (25.2)               (29.2)
Net pension asset                                                         $ 78.1               $ 67.4

Approximately 40% of plan assets at December 31, 1994 are invested in cash equivalents or debt securities and 60% are invested in equity securities, including common stock of JS Group having a market value of $117.2 million.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match, which is paid in Company stock, is fifty percent of each participant's contributions up to an annual maximum. The Company's expense for the savings plans totalled $5.3 million, $5.3 million and $5.0 million in 1994, 1993 and 1992 respectively.

Postretirement Health Care and Life Insurance Benefits
The Company provides certain health care and life insurance benefits for all salaried and certain hourly employees. The Company has various plans under which the cost may be borne either by the Company, the employee or partially by each party. The Company does not currently fund these plans. These benefits are discretionary and are not a commitment to long-term benefit payments. The plans were amended effective January 1, 1993 to allow employees who retire on or after January 1, 1994 to become eligible for these benefits only if they retire after age 60 while working for the Company.

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires companies to accrue the expected cost of retiree benefit payments, other than pensions, during employees' active service period. The Company elected to immediately recognize the accumulated liability, measured as of January 1, 1993. The cumulative effect of this change in accounting principle resulted in a charge of $37.0 million (net of income tax benefits of $21.9 million). The Company had previously recorded an obligation of $36.0 million in connection with prior business combinations. In 1992 the cost of the postretirement benefits of $6.4 million was recognized as claims were paid.

The following table sets forth the accumulated postretirement benefit obligation ("APBO") with respect to these benefits as of December 31:

                                                                           1994                 1993
  Retirees                                                                $ 52.6               $ 58.3
  Active Employees                                                          33.9                 51.8
  Total accumulated postretirement benefit obligation                       86.5                110.1
  Unrecognized net gain (loss)                                              12.9                (11.9)
  Accrued postretirement benefit cost                                     $ 99.4               $ 98.2

Net periodic postretirement benefit cost included the following components:

                                                                            1994                 1993
  Service cost of benefits earned                                          $ 1.5                $ 1.5
  Interest cost on accumulated postretirement
      benefit obligation                                                     6.8                  8.3
  Net amortization                                                           (.6)
  Net periodic postretirement benefit cost                                 $ 7.7                $ 9.8

A weighted-average discount rate of 8.5% and 7.6% was used in determining the APBO at December 31, 1994 and 1993, respectively. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits ("healthcare cost trend rate") was 10.5%, with an annual decline of 1% until the rate reaches 5.5%. The effect of a 1% increase in the assumed healthcare cost trend rate would increase both the APBO as of December 31, 1994 by $2.9 million and the annual net periodic postretirement benefit cost for 1994 by $.3 million.

1992 Stock Option Plan
Effective August 26, 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") which replaced the 1990 Long-Term Management Incentive Plan. Under the Plan, selected employees of the Company and its affiliates and subsidiaries are granted non-qualified stock options to acquire shares of common stock of the Company. The stock options are exercisable at a price equal to the fair market value, as defined, of the Company's common stock on the date of grant. The options vest pursuant to the schedule set forth for each option and expire upon the earlier of twelve years from the date of grant or termination of employment, death or disability. At December 31, 1994, 8,050,000 shares of Common Stock were reserved for issuance under the Plan, including 2,518,745 shares available for the granting of options. The stock options become exercisable upon the earlier of the occurrence of certain trigger dates, as defined, or eleven years from the date of grant. No options were exercisable at December 31, 1994, and 1993.

Additional information relating to the Plan restated to reflect the results of the Reclassification is as follows:

                                                           Shares Under                   Option
                                                              Option                   Price Range

Outstanding at December 31, 1991                                      0
  Granted                                                     5,122,000                     $10.00
  Exercised
  Cancelled                                                      95,550                      10.00
Outstanding at December 31, 1992                              5,026,450                     $10.00
  Granted
  Exercised
  Cancelled                                                      84,300                      10.00
Outstanding at December 31, 1993                              4,942,150                     $10.00
  Granted                                                       640,250                      12.50
  Exercised
  Cancelled                                                      51,145              10.00 - 12.50
Outstanding at December 31, 1994                              5,531,255             $10.00 - 12.50

8.  -- Related Party Transactions

Transactions with JS Group
Transactions with JS Group, its subsidiaries and affiliates were as follows:

                                                                           Year Ended December 31,
                                                                           1994       1993       1992
Product sales                                                              $36.5      $18.4      $22.8
Product and raw material purchases                                          71.0       49.3       60.1
Management services income                                                   4.3        5.8        5.6
Charges from JS Group for services provided                                   .6         .4         .3
Charges from JS Group for letter of credit,
  commitment fees and related expenses                                       2.8        2.9
Charges to JS Group for costs pertaining to
   the No. 2 paperboard machine                                             54.0       62.2       54.7
Receivables at December 31                                                   3.7        1.7        3.3
Payables at December 31                                                     10.9       11.6       10.2

Product sales to and purchases from JS Group, its subsidiaries, and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

The Company provides certain subsidiaries and affiliates of JS Group with general management and elective management services under separate Management Services Agreements. In consideration for general management services, the Company is paid a fee up to 2% of the subsidiaries' or affiliate's gross sales. In consideration for elective services, the Company is reimbursed for its direct cost of providing such services.

In 1991 an affiliate of JS Group completed a rebuild of the No. 2 paperboard machine owned by the affiliate that is located in the Company's Fernandina Beach, Florida paperboard mill (the "Fernandina Mill"). Pursuant to an operating agreement between the Company and the affiliate, the Company operates and manages the No. 2 paperboard machine and is compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred by the Company for the entire Fernandina Mill. The compensation is determined by applying various formulas and agreed upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Transactions with Times Mirror
Under the terms of a long-term agreement, Smurfit Newsprint Corporation ("SNC"), a majority-owned subsidiary of the Company, supplies newsprint to Times Mirror, a minority shareholder of SNC, at amounts which approximate prevailing market prices. The obligations of the Company and Times Mirror to supply and purchase newsprint are wholly or partially terminable upon the occurrence of certain defined events. Sales to Times Mirror for 1994, 1993 and 1992 were $113.0 million, $115.2 million and $114.0 million, respectively.

Transactions with Morgan Stanley & Co.
In connection with the Recapitalization, Morgan Stanley & Co., in its capacity as underwriter of public equity and debt securities, received fees from the Company of $15.5 million.

9.  -- Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum lease payments at December 31, 1994, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are $31.1 million in 1995, $21.5 million in 1996, $15.6 million in 1997, $10.9 million in 1998, $8.6 million in 1999 and $19.5 million thereafter.

Net rental expense was $45.5 million, $45.0 million, and $42.2 million for 1994, 1993 and 1992, respectively.


10. -- Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                                 December 31,
                                                           1994                    1993
                                                  Carrying      Fair      Carrying       Fair
                                                   Amount      Value       Amount        Value
Assets
  Cash and cash equivalents                       $   61.8    $   61.8    $   44.2     $   44.2
  Unrealized gain on interest
      rate swap agreements                                         3.7                      5.5

Liabilities
  Long-term debt, including
      current maturities                           2,441.9     2,401.7     2,629.4      2,686.4
  Unrealized loss on interest
      rate swap agreements                                         7.7                     12.2
  Realized loss on interest
      rate swap agreements marked
      to market                                        4.1         4.1        12.0         12.0

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive, net of accrued interest expense, to terminate the agreements at December 31, 1994 and 1993, taking into account current interest rates and the current credit worthiness of the swap counterparties.

11. -- Restructuring Charge

During 1993, the Company recorded a pretax charge of $96.0 million to recognize the effects of a restructuring program designed to improve the Company's long-term competitive position of which $43 million related to the write-down of assets at closed facilities and other nonproductive assets and $53 million represented cash expenditures. The charge included a provision for direct expenses associated with plant closures, reductions in workforce, realignment and consolidation of various manufacturing operations and write-downs of nonproductive assets. The restructuring program is proceeding as originally planned and no significant adjustment to the reserve is anticipated at this time.

12. -- Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

The Company faces potential liability for response costs at various sites with respect to which the Company has received notice that it may be a "potentially responsible party" (PRP) as well as contamination of certain Company-owned properties, under the Comprehensive Environmental Response, Compensation and Liability Act concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRP's at each site, the identity and financial condition of such parties and experience regarding similar matters. No amounts have been recorded for potential recoveries from insurance carriers.

During 1993, the Company recorded a pretax charge of $54.0 million of which $39.0 million represents asbestos and PCB removal, solid waste cleanup at existing and former operating sites and expenses for response costs at various sites where the Company has received notice that it is a potentially responsible party.

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition or results of operation.

13. -- Business Segment Information

The Company's business segments are paperboard/packaging products and newsprint. Substantially all the Company's operations are in the United States. The Company's customers represent a diverse range of industries including paperboard and paperboard packaging, consumer products, wholesale trade, retailing, agri-business, and newspaper publishing located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. The paperboard/packaging products segment includes the manufacture and distribution of containerboard, boxboard and cylinderboard, corrugated containers, folding cartons, fibre partitions, spiral cores and tubes, labels and flexible packaging. A summary by business segment of net sales, operating profit, identifiable assets, capital expenditures and depreciation, depletion and amortization follows:

                                                                        Year Ended December 31,
                                                              1994             1993            1992
Net sales
  Paperboard/packaging products                             $2,973.7         $2,699.5        $2,751.0
  Newsprint                                                    259.6            248.1           247.4
                                                            $3,233.3         $2,947.6        $2,998.4

Operating profit (loss)
  Paperboard/packaging products                             $  310.9         $   16.5        $  284.6
  Newsprint                                                    (16.5)           (21.4)          (10.3)
      Total operating profit (loss)                            294.4             (4.9)          274.3
  Interest expense, net                                       (265.7)          (252.7)         (298.3)
      Income (loss) before income taxes,
        extraordinary item, and cumulative
        effect of accounting changes                        $   28.7         $ (257.6)       $  (24.0)

Identifiable assets
  Paperboard/packaging products                             $2,256.2         $2,153.4        $1,960.6
  Newsprint                                                    231.0            224.9           235.1
  Corporate assets                                             271.8            218.8           240.7
                                                            $2,759.0         $2,597.1        $2,436.4

Capital expenditures
  Paperboard/packaging products                             $  146.0         $  107.2        $   91.6
  Newsprint                                                     17.2             10.2             6.3
                                                            $  163.2         $  117.4        $   97.9

Depreciation, depletion and amortization
  Paperboard/packaging products                             $  115.1         $  115.2        $  121.2
  Newsprint                                                     16.5             15.6            13.7
                                                            $  131.6         $  130.8        $  134.9

Sales and transfers between segments are not material. Export sales are less than 10% of total sales. Corporate assets consist principally of cash and cash equivalents, deferred income taxes, deferred debt issuance costs and other assets which are not specific to a segment.

14. -- Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                       First        Second        Third        Fourth
                                                      Quarter       Quarter       Quarter      Quarter

  1994
      Net sales                                        $727.7        $765.9        $858.4       $881.3
      Gross profit                                       98.5         111.0         135.6        169.5
      Income from operations                             46.8          55.6          80.5        108.0
      Income (loss) before
         extraordinary item                             (11.8)         (8.4)          5.8         26.7
      Loss from early extinguishment
         of debt                                                      (51.6)                      (3.8)
      Net income (loss)                                 (11.8)        (60.0)          5.8         22.9

      Income (loss) per share before
         extraordinary item                              (.15)         (.08)          .05          .24
      Net income (loss) per share                        (.15)         (.60)          .05          .21

  1993
      Net sales                                        $735.9        $734.9        $745.7       $731.1
      Gross profit                                      101.5         100.5          97.5         80.9
      Income (loss) from operations <F3>                 41.2          41.1        (109.9)        18.8
      Loss before extraordinary item
         and cumulative effect of
         accounting changes                             (15.5)        (14.6)       (116.7)       (27.8)
      Loss from early extinguishment
         of debt                                                      (37.8)
      Cumulative effect of changes in
         accounting principles
            Postretirement benefits                     (37.0)
            Income taxes                                 20.5
      Net loss                                          (32.0)        (52.4)       (116.7)       (27.8)

      Loss per share before extraordinary
         item and cumulative effect of
         accounting changes                              (.24)         (.23)        (1.84)        (.44)
      Net loss per share                                 (.50)         (.83)        (1.84)        (.44)

<F3>  In the third quarter of 1993, the Company recorded a pretax charge of $96.0 million to recognize the effects of a restructuring program designed to improve the Company's long-term competitive position and recorded a pretax charge of $54.0 million relating primarily to environmental matters.

15. -- Subsequent Events

On February 23, 1995, JSC (U.S.) entered into a $315.0 million accounts receivable securitization program (the "1995 Securitization") consisting of a $300.0 million trade receivables-backed commercial paper program and a $15.0 million term loan. The proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings under the 1991 Securitization Program of $230.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names and ages of the directors of the Company.

                                        Name               Age
                                  Michael W.J. Smurfit      58
                                  Howard E. Kilroy          59
                                  James E. Terrill          61
                                  James R. Thompson         58
                                  Donald P. Brennan         54
                                  Alan E. Goldberg          40
                                  David R. Ramsay           31
                                  G. Thompson Hutton        39

The Board of Directors currently consists of eight directors. The directors are classified into three groups: three directors having terms expiring in 1995 (Messrs. Terrill, Ramsay and Hutton), three directors having terms expiring in 1996 (Messrs. Kilroy, Goldberg and Thompson) and two directors having terms expiring in 1997 (Messrs. Smurfit and Brennan).


Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

       Name                  Age            Position
 Michael W.J. Smurfit        58   Chairman of the Board and Director
 James E. Terrill            61   President, Chief Executive Officer and
                                  Director
 Howard E. Kilroy            59   Senior Vice President and Director
 Richard W. Graham           60   Senior Vice President
 Raymond G. Duffy            53   Vice President - Planning
 Michael C. Farrar           54   Vice President - Environmental and
                                  Governmental Affairs
 John R. Funke               53   Vice President and Chief Financial Officer
 Richard J. Golden           52   Vice President - Purchasing
 Michael F. Harrington       54   Vice President - Personnel and Human
                                  Resources
 Alan W. Larson              56   Vice President and General Manager -
                                  Consumer Packaging Division
 Edward F. McCallum          60   Vice President and General Manager -
                                  Container Division
 Lyle L. Meyer               58   Vice President
 Patrick J. Moore            40   Vice President and General Manager -
                                  Industrial Packaging Division

       Name                  Age            Position
 David C. Stevens            60   Vice President and General Manager -
                                  Reclamation Division
 Truman L. Sturdevant        60   Vice President and General Manager of SNC
 Michael E. Tierney          46   Vice President and General Counsel
                                  and Secretary
 Richard K. Volland          56   Vice President - Physical Distribution
 William N. Wandmacher       52   Vice President and General Manager -
                                  Containerboard Mill Division
 Gary L. West                52   Vice President - Sales and Marketing

Biographies

Donald P. Brennan has been a Director of the Company since 1989. Mr. Brennan joined Morgan Stanley & Co. Incorporated ("MS&Co.") in 1982 and has been a Managing Director of MS&Co. since 1984. He is responsible for MS&Co.'s Merchant Banking Division and is Chairman and President of Morgan Stanley Leveraged Equity Fund II, Inc. ("MSLEF II, Inc.") and Chairman of Morgan Stanley Capital Partners III, Inc. ("MSCP III, Inc."). Mr. Brennan serves as Director of Fort Howard Corporation, Hamilton Services Limited, PSF Finance Holdings, Inc., Shuttleway, Stanklav Holdings, Inc. and Waterford Wedgwood U.K. plc and is Deputy Chairman of Waterford Wedgwood plc.

Raymond G. Duffy has been Vice President - Planning since July 1983 and served as Director of Corporate Planning from 1980 to 1983.

Michael C. Farrar was appointed Vice President - Environmental and Governmental Affairs in March 1992. Prior to joining the Company, he was Vice President of the American Paper Institute and the National Forest Products Association for more than 5 years.

John R. Funke has been Vice President and Chief Financial Officer since April 1989 and was Corporate Controller and Secretary from 1982 to April 1989.

Richard J. Golden has been Vice President - Purchasing since
January 1985 and was Director of Corporate Purchasing from October 1981 to January 1985. In January 1994, he was assigned responsibility for world-wide purchasing for JS Group.

Alan E. Goldberg has been a Director of the Company since 1989. Mr. Goldberg joined MS&Co. in 1979 and has been a member of MS&Co.'s Merchant Banking Division since its formation in 1985 and a Managing Director of MS&Co. since 1988. Mr. Goldberg is a Director of MSLEF II, Inc. and a Vice Chairman of MSCP III, Inc. Mr. Goldberg also serves as Director of Amerin Guaranty Corporation, CIMIC Holdings Limited, Centre Cat Limited, Hamilton Services Limited and Risk Management Solutions, Inc.

Richard W. Graham was appointed Senior Vice President in February 1994. He served as Vice President and General Manager - Folding Carton and Boxboard Mill Division from February 1991 to January 1994. Mr. Graham was Vice President and General Manager - Folding Carton Division from October 1986 to February 1991.

Michael F. Harrington was appointed Vice President - Personnel and Human Resources in January 1992. Prior to joining the Company, he was Corporate Director of Labor Relations/Safety and Health with
Boise Cascade Corporation for more than 5 years.

G. Thompson Hutton was elected to the Board of Directors in December 1994. Mr. Hutton has been President and Chief Executive Officer of Risk Management Solutions, Inc., an information services company based in Menlo Park, California, since 1991. Prior to that he was Engagement Manager with McKinsey & Company, Inc. from 1986 to 1991. He also serves as a Director of K2 Technologies, Express Yachts and is a Trustee of Colorado Outward Bound School.

Howard E. Kilroy has been Chief Operations Director of JS Group since 1978 and President of JS Group since October 1986. He was a member of the Supervisory Board of SIBV from January 1978 to January 1992. He has been a Director of the Company since 1989 and Senior Vice President for more than 5 years. He will retire from his executive positions with JS Group and the Company at the end of March 1995, but will remain a Director of JS Group and the Company. In addition, he is Governor (Chairman) of Bank of Ireland and a Director of Aran Energy plc.

Alan W. Larson has been Vice President and General Manager -
Consumer Packaging Division since October 1988. Prior to joining the Company in 1988, he was Executive Vice President of The Black and Decker Corporation.

Edward F. McCallum has been Vice President and General Manager - Container Division since October 1992. He served as Vice President and General Manager of the Industrial Packaging Division from January 1991 to October 1992. Prior to that time, he served in various positions in the Container Division since joining the Company in 1971.

Lyle L. Meyer has been Vice President since April 1989. He served as President of Smurfit Pension and Insurance Services Company
("SPISCO") from 1982 until 1992, when SPISCO was merged into the Company.

Patrick J. Moore has been Vice President and General Manager - Industrial Packaging Division since December 1994. He served as Vice President and Treasurer from February 1993 to December 1994 and was Treasurer from October 1990 to February 1993. Prior to joining the Company in 1987 as Assistant Treasurer, Mr. Moore was with Continental Bank in Chicago where he served in various corporate lending, international banking and administrative capacities.

David R. Ramsay has been a Director of the Company since 1989. Mr. Ramsay joined MS&Co. in 1989 and is a Vice President of MS&Co.'s
Merchant Banking Division.   Mr. Ramsay also serves as a Director
of ARM Financial Group Inc., Integrity Life Insurance Company, National Integrity Life Insurance Company, Consolidated Hydro, Inc., Hamilton Services Limited, A/S Bulkhandling, Stanklav Holdings, Inc. and Risk Management Solutions, Inc. and is President and a Director of PSF Finance Holdings, Inc.

Michael W.J. Smurfit has been Chairman and Chief Executive Officer of JS Group since 1977. Dr. Smurfit has been Chairman of the Board of the Company since 1989. He was Chief Executive Officer of the Company prior to July 1990.

David C. Stevens has been Vice President and General Manager - Reclamation Division since January 1993. He joined the Company in 1987 as General Sales Manager and was named Vice President later that year. He held various management positions with International Paper and was President of Mead Container Division prior to joining the Company.

Truman L. Sturdevant has been Vice President and General Manager of SNC since August 1990. Mr. Sturdevant joined the Company in 1984 as Vice President and General Manager of the Oregon City newsprint mill.

James E. Terrill was named a Director and President and Chief Executive Officer in February 1994. He served as Executive Vice President - Operations from August 1990 to February 1994. He also served as Executive Vice President of SNC from February 1993 to February 1994 and was President of SNC from February 1986 to February 1993.

James R. Thompson was elected to the Board of Directors in July 1994. He is Chairman of Winston & Strawn, a law firm that regularly represents the Company on numerous matters. He served as Governor of the State of Illinois from 1977 to 1991. Mr. Thompson also serves as a Director of FMC Corporation, the Chicago Board of Trade, Chicago and North Western Transportation Company, United Fidelity, Inc., International Advisory Council of the Bank of Montreal, Prime Retail, Inc., Pechiney International, Wackenhut Corrections Corporation and American Publishing Corporation.

Michael E. Tierney has been Vice President, General Counsel and
Secretary since January 1993.  He served as Senior Counsel and
Assistant Secretary since joining the Company in 1987.

Richard K. Volland has been Vice President - Physical Distribution since 1978.

William N. Wandmacher has been Vice President and General Manager - Containerboard Mill Division since January 1993. He served as Division Vice President - Medium Mills from October 1986 to January 1993. Since joining the Company in 1966, he has held increasingly responsible positions in production, plant management and planning, both domestic and foreign.

Gary L. West has been Vice President - Sales and Marketing since December 1994. He was Vice President and General Manager - Industrial Packaging Division from October 1992 to December 1994. He served as Vice President - Converting and Marketing for the Industrial Packaging Division from January 1991 to October 1992. Prior to that time, he held various management positions in the Container and Consumer Packaging divisions since joining the Company in 1980.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is set forth under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee on Executive Compensation" in the Company's proxy statement in connection with the Annual Meeting of Stockholders to be held on April 25, 1995, which was filed with the Securities and Exchange Commission on March 7, 1995 (the "Proxy Statement"), and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required in response to this item is set forth under the caption "Principal Stockholders" in the Company's Proxy
Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is set forth under the caption "Certain Transactions" in the Company's Proxy
Statement and is incorporated herein by reference.

                                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item are included in
         Item 8 on page 24.
         (3)  Exhibits.
 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-57085)).
 3.2 By-laws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 33-57085)).
 4.1 Certificate for the Company's Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 33-57085)).
10.1 Second Amended and Restated Organization Agreement, as of August 26, 1992, among JSC (U.S.), CCA, MSLEF II, Inc., SIBV, the Company and MSLEF II (incorporated by reference to Exhibit 10.1(d) to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1992).
10.2 Stockholders Agreement among the Company, SIBV, MSLEF II and certain related entities (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.3 Registration Rights Agreement among the Company, MSLEF II and SIBV (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.4 Subscription Agreement among the Company, JSC (U.S.), CCA and SIBV (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.5(a) Shareholders Agreement, dated as of February 21, 1986, between JSC (U.S.) and Times Mirror (incorporated by reference to Exhibit 4.2 to JSC (U.S.)'s Current Report on Form 8-K, dated February 21, 1986).
10.5(b) Amendment No. 1 to the Shareholders Agreement (incorporated by reference to Exhibit 10.5(b) to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.6(a) Restated Newsprint Agreement, dated January 1, 1990, by and between SNC and The Times Mirror Company (incorporated by reference to Exhibit 10.39 to JSC (U.S.)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990). Portions of this exhibit have been excluded pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
10.6(b) Amendment No. 1 to the Restated Newsprint Agreement (incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.7 Operating Agreement, dated as of April 30, 1992, by and between CCA and Smurfit Paperboard, Inc. (incorporated by reference to Exhibit 10.42 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended March 31,
              1992).
10.8 Deferred Compensation Agreement, dated January 1, 1979, between JSC (U.S.) and James B. Malloy, as amended and effective November 10, 1983 (incorporated by reference to Exhibit 10(m) to JSC (U.S.)'s Registration Statement on Form S-1 (File No. 2-86554)).
10.9(a) JSC (U.S.) Deferred Compensation Capital Enhancement Plan (incorporated by reference to Exhibit 10(r) to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1985).
10.9(b) Amendment No. 1 to the Deferred Compensation Capital Enhancement Plan (incorporated by reference to Exhibit
              10.37 to JSC (U.S.)/CCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.10         Letter Agreement, dated November 24, 1982, between C.
              Larry Bradford and Alton Packaging Corporation, as amended and effective November 10, 1983 (incorporated by reference to Exhibit 10(g) to JSC (U.S.)'s Registration Statement on Form S-1 (File No. 2-86554)).
10.11(a) JSC (U.S.) Deferred Director's Fee Plan (incorporated by reference to Exhibit 10.33 to JSC (U.S.)/CCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.11(b) Amendment No. 1 to JSC (U.S.) Deferred Director's Fee Plan (incorporated by reference to Exhibit 10.34 to JSC (U.S.)/CCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.12 Jefferson Smurfit Corporation Management Incentive Plan 1994 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.13 Jefferson Smurfit Corporation (U.S.) 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit
              10.13 to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.14 Rights Agreement, dated as of April 30, 1992, among CCA, Smurfit Paperboard, Inc. and Bankers Trust Company, as collateral trustee (incorporated by reference to Exhibit
              10.43 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended March 31, 1992).
10.15(a) 1992 SIBV/MS Holdings, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1992).
10.15(b) Amendment No. 1 to 1992 SIBV/MS Holdings, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.16(b) to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.16 Amended and Restated Commitment Letter, dated February 10, 1994, among JSC (U.S.), CCA, Chemical, Bankers Trust, CSI and BTSC (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.17 Credit Agreement, among JSC (U.S.), CCA and the banks parties thereto (incorporated by reference to Exhibit
              10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
11.1          Calculation of Historical Per Share Earnings.
18.1 Letter regarding change in accounting for pension plans (incorporated by reference to Exhibit 18.1 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1993).
21.1          Subsidiaries of the Company.
24.1          Powers of Attorney.
27.1          Financial Data Schedule.

(b)           Report on Form 8-K.
      The Company did not file any reports on Form 8-K during the three months ended December 31, 1994.

                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE       March 7, 1995           JEFFERSON SMURFIT CORPORATION
                                           (Registrant)

                                      BY       /s/ John R. Funke
                                                   John R. Funke
                                      Vice-President and Chief Financial
                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

    SIGNATURE                        TITLE                              DATE


                            *        Chairman of the Board
    Michael W. J. Smurfit            and Director

                            *        President, Chief Executive
                                     Officer
    James E. Terrill                 and Director
                                     (Principal Executive Officer)

/s/ John R. Funke                    Vice-President and Chief   March 7, 1995
    John R. Funke                    Financial Officer (Principal
                                     Accounting Officer)

                            *        Director
    Howard E. Kilroy


                            *        Director
    Donald P. Brennan


                            *         Director
    Alan E. Goldberg


                            *          Director
    David R. Ramsay


                            *           Director
    James R. Thompson


                            *           Director
    G. Thompson Hutton


* By /s/ John R. Funke,          pursuant to Powers of Attorney
                                 filed as a part
        John R. Funke            of the Form 10-K.
     As Attorney in Fact

JEFFERSON SMURFIT CORPORATION
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
(In Millions)



             Column A                              Column B          Column C         Column D      Column E
                                                  Balance at
                                                 Beginning of              Charged
                                                  Period, as Charged to    to Other  Deductions     Balance
                                                  Previously Costs and    Accounts    Describe       at End
             Description                           Reported   Expenses     Describe        <F4>     of Period


   Year ended December 31, 1994
    Allowance for doubtful accounts               $9.2       $1.1          $         $1.7       $8.6

   Year ended December 31, 1993
    Allowance for doubtful accounts               $7.8       $4.0          $         $2.6       $9.2

   Year ended December 31, 1992
    Allowance for doubtful accounts               $8.2       $3.5          $         $3.9       $7.8



<F4>  Uncollectible accounts written off, net of recoveries.