Form 10-K
period 1995-12-31
JEFFERSON SMURFIT CORP /DE/
filed 1996-03-08
CIK 919226

Securities and Exchange Commission
                                        Washington, D.C.  20549

                                               Form 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1995 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
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

The aggregate market value of the voting stock held by non-affiliates
of the registrant as of January 31, 1996:              $228,593,750

The number of shares outstanding of the registrant's common stock as of January 31, 1996: 110,989,156

DOCUMENTS INCORPORATED BY REFERENCE:
                                                            Part of Form 10-K
                                                                into Which
                                                                Document is
           Document                                             Incorporated
Sections of the Registrant's Proxy Statement                         III
for the Annual Meeting of Stockholders
to be held on May 9, 1996

                                     JEFFERSON SMURFIT CORPORATION


                                      Annual Report on Form 10-K

                                           December 31, 1995


                                           TABLE OF CONTENTS

                                                PART I
                                                                    Page

Item  1.       Business. . . . . . . . . . . . . . . . . . . . . . . .1

Item  2.       Properties. . . . . . . . . . . . . . . . . . . . . . .7

Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . .7

Item  4.       Submission of Matters to a Vote of Security Holders . 11


                                                PART II

Item  5.       Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . 11

Item  6.       Selected Financial Data . . . . . . . . . . . . . . . 12

Item  7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . 14

Item  8.       Financial Statements and Supplementary Data . . . . . 22

Item  9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . 46


                                               PART III

Item 10.       Directors and Executive Officers of the Registrant. . 46

Item 11.       Executive Compensation. . . . . . . . . . . . . . . . 50

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . 50

Item 13.       Certain Relationships and Related Transactions. . . . 50


                                                PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . 51

                                             PART I

ITEM 1.  BUSINESS

GENERAL
Jefferson Smurfit Corporation, hereinafter referred to as the "Company" or "JSC", owns 100% of the equity interest in JSCE, Inc., hereinafter referred to as "JSCE". The Company has no operations other than its investment in JSCE. JSCE owns a 100% equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). JSC (U.S.) has extensive operations throughout the United States. JSCE has no operations other than its investment in JSC (U.S.).

The Company operates in two business segments, Paperboard/Packaging Products and Newsprint. The Company believes it is one of the nation's largest producers of paperboard and packaging products and is the largest producer of recycled paperboard and recycled packaging products and the largest processor of wastepaper. In addition, the Company believes it is one of the nation's largest producers of recycled newsprint.

The Company's Paperboard/Packaging Products segment includes a system of paperboard mills that, in 1995, produced 1,905,000 tons of virgin and recycled containerboard, 773,000 tons of coated and uncoated recycled boxboard and solid bleached sulfate ("SBS") and 192,000 tons of recycled cylinderboard, which were sold to the Company's own converting operations and to third parties. The Company's converting operations consist of 51 corrugated container plants, 18 folding carton plants, and 22 industrial packaging plants located across the country, with three plants located outside the U.S. In 1995, the Company's container plants converted 1,925,000 tons of containerboard, an amount equal to approximately 101.1% of the amount it produced, its folding carton plants converted 529,000 tons of SBS, recycled boxboard and coated natural kraft, an amount equal to approximately 68.3% of the amount it produced, and its industrial packaging plants converted 148,000 tons of recycled cylinderboard, an amount equal to approximately 77.2% of the amount it produced. The paperboard/packaging products operations also include 14 consumer packaging plants. The Company's Paperboard/Packaging Products segment contributed 90.5% of the Company's net sales in 1995.

The Company's paperboard operations are supported by its reclamation division, which processed or brokered 4.3 million tons of wastepaper in 1995, and by its timber division which manages approximately one million acres of owned or leased timberland located in close proximity to its virgin fiber mills.

The Company's Newsprint segment includes two newsprint mills in Oregon, which produced 620,000 tons of recycled newsprint in 1995, and two facilities that produce Cladwood, a construction material produced from newsprint and wood by-products. The Company's newsprint mills are also supported by the Company's reclamation division.

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) in particular under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values, wastepaper prices, costs related to environmental matters, and the impact of current or pending legislation and regulation.

PRODUCTS

PAPERBOARD/PACKAGING PRODUCTS SEGMENT

CONTAINERBOARD AND CORRUGATED SHIPPING CONTAINERS
The Company's containerboard operations are highly integrated.
Tons of containerboard produced and converted for the last three years were:

                                             1993        1994       1995
                                                 (Tons in thousands)
  Containerboard
      Production                            1,840        1,932       1,905
      Consumption                           1,942        2,018       1,925

The Company's mills produce a full line of containerboard, including unbleached kraft linerboard, mottled white linerboard and recycled medium. Unbleached kraft linerboard is produced at the Company's mills located in Fernandina Beach and Jacksonville, Florida and mottled white linerboard is produced at its Brewton, Alabama mill. Recycled medium is produced at the Company's mills located in Alton, Illinois, Carthage, Indiana, Circleville, Ohio and Los Angeles, California. In 1995, the Company produced 1,057,000, 316,000 and 532,000 tons of unbleached kraft linerboard, mottled white linerboard and recycled medium, respectively. The Company's sales of containerboard in 1995 were $1,054 million (including $559 million of intracompany sales). Sales of containerboard to the Company's container plants are at market prices.

Corrugated shipping containers, manufactured from containerboard in converting plants, are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture, and for many other applications, including point of purchase displays. The Company stresses the value added aspects of its corrugated containers, such as labeling and multi-color graphics, to differentiate its products and respond to customer requirements. The Company's 51 container plants serve local customers and large national accounts and are located nationwide, generally in or near large metropolitan areas. The Company's total sales of corrugated shipping containers in 1995 were $1,570 million (including $109 million of intracompany sales). Total corrugated shipping container sales volumes for 1993, 1994 and 1995 were 29,394, 30,822 and 29,382 million square feet, respectively.

RECYCLED BOXBOARD, SBS AND FOLDING CARTONS
The Company's recycled boxboard, SBS and folding carton operations are also integrated. Tons of recycled boxboard and SBS produced and converted for the last three years were:

                                             1993         1994        1995
                                                  (Tons in thousands)
  Recycled Boxboard and SBS
      Production                              744          767         773
      Consumption                             542          543         529

The Company's mill produce recycled coated and uncoated boxboard and SBS. Coated recycled boxboard is produced at the Company's mills located in Middletown, Ohio, Philadelphia, Pennsylvania, Santa Clara, California and Wabash, Indiana. The Company produces uncoated recycled boxboard at its Los Angeles, California mill and SBS at its Brewton, Alabama mill. The table above excludes production of approximately 85,000 tons in 1993 from the Lockland, Ohio boxboard mill that was closed in January 1994. In 1995, the Company produced 595,000 and 178,000 tons of recycled boxboard and SBS, respectively. The Company's total sales of recycled boxboard and SBS in 1995 were $461 million (including $231 million of intracompany sales).

The Company's folding carton plants offer a broad range of converting capabilities, including web and sheet litho, rotogravure and flexo printing and a full line of structural and design graphics services. The Company's 18 facilities convert recycled boxboard and SBS into folding cartons. Folding cartons are used primarily to protect customers' products while providing point of purchase advertising. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national and multinational accounts. The Company's folding carton plants are located nationwide, generally in or near large metropolitan areas. The Company's sales of folding cartons in 1995 were $686 million (none of which were intracompany sales). Folding carton sales volumes for 1993, 1994 and 1995 were 475,000, 486,000 and 469,000 tons, respectively.

The Company has focused its capital expenditures in these operations and its marketing activities to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer lead time and assisting customers in innovative package designs.

The Company provides marketing consultation and research activities through its Design and Market Research (DMR) center. It provides customers with graphic and product design tailored to the specific technical requirements of lithographic, rotogravure and flexographic printing, as well as photography for packaging, sales promotion concepts, and point of purchase displays.


RECYCLED CYLINDERBOARD AND INDUSTRIAL PACKAGING
The Company's recycled cylinderboard and industrial packaging operations are also integrated. Tons of recycled cylinderboard produced and converted for the last three years were:

                                              1993         1994        1995
                                                   (Tons in thousands)
  Recycled Cylinderboard
      Production                               157          166         164
      Consumption                              123          128         148

The Company's recycled cylinderboard mills are located in Tacoma, Washington, Monroe, Michigan, Lafayette, Indiana, and Cedartown, Georgia. The table above excludes production of approximately 49,000, 43,000 and 28,000 tons in 1993, 1994 and 1995 from a cylinderboard mill located in Monroe, Michigan that was closed in September 1995. In 1995, total sales of recycled cylinderboard were $80 million (including $34 million of intracompany sales).

The Company's 22 industrial packaging plants convert recycled cylinderboard, including a portion of the recycled cylinderboard produced by the Company, into papertubes and cores. Papertubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. The Company also produces solid fiber partitions for the pharmaceutical, electronics, glass, cosmetics and plastics industries. In addition, the Company produces a patented self-locking partition especially suited for automated packaging and product protection. Also, the Company manufactures corrugated pallets that are made entirely from corrugated components and are lightweight yet extremely strong and are fully recyclable. The Company's industrial packaging sales in 1995 were $114 million (including $5 million in intracompany sales).

CONSUMER PACKAGING
The Company manufactures a wide variety of products at its 14 consumer products facilities. These products include flexible packaging, paper and metallized paper labels and labels that are heat transferred to plastic containers for a wide range of industrial and consumer product applications. The contract packaging plants provide a wide variety of custom contract packaging services including cartoning, bagging, liquid- or powder-filling and high-speed overwrapping. Fragranced advertising products and related specialty items are produced by the scented products facility. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. Total sales of consumer packaging products and services in 1995 were $191 million (including $15 million of intracompany sales).

RECLAMATION OPERATIONS; FIBER RESOURCES AND TIMBER PRODUCTS
The raw materials essential to the Company's business are reclaimed fiber and virgin wood fiber. The Brewton, Circleville, Jacksonville and Fernandina mills use primarily wood fibers, while the other paperboard mills use reclaimed fiber exclusively. The newsprint mills use approximately 47% wood fiber and 53% reclaimed fiber.

The use of recycled products in the Company's operations begins with its reclamation division which operates 27 facilities that collect, sort, grade and bale wastepaper, as well as collect aluminum and glass. The reclamation division also operates a nationwide brokerage system whereby it purchases and resells wastepaper (including wastepaper for use in its recycled fiber mills) on a regional and national contract basis. Such contracts provide bulk purchasing, resulting in lower prices and cleaner wastepaper. The reclamation division provides valuable fiber resources to both the paperboard and newsprint segments of the Company as well as to other producers. Many of the reclamation facilities are located in close proximity to the Company's recycled paperboard and newsprint mills, assuring availability of supply, when needed, with minimal shipping costs. Total sales of recycled materials in 1995 were $736 million (including $292 million of intracompany sales).

In 1995, the Company processed 4.3 million tons of wastepaper. The amount of wastepaper collected and the proportions sold internally and externally by the Company's reclamation division for the last three years were:

                                                 1993        1994        1995
                                                      (Tons in thousands)

  Wastepaper collected by Reclamation Division  3,907        4,134      4,293
      Percent sold internally                    48.8%        45.5%      43.1%
      Percent sold to third parties              51.2%        54.5%      56.9%


While there has been unprecedented demand for reclaimed fiber during 1994 and 1995, the Company does not, however, anticipate any significant problems satisfying its need for this material in the foreseeable future. During 1995, the wastepaper which was reclaimed by the Company's reclamation plants and brokerage operations satisfied all of the Company's mill requirements for reclaimed fiber.

The Company's timber division manages approximately one million acres of owned and leased timberland. In 1995, approximately 59% of the timber harvested by the Company was used in its Jacksonville, Fernandina and Brewton Mills. The Company harvested 893,000 cords of timber which would satisfy approximately 35% of the Company's requirements for wood fibers. The Company's wood fiber requirements not satisfied internally are purchased on the open market or under long-term contracts. In the past, the Company has not experienced difficulty obtaining an adequate supply of wood through its own operations or open market purchases. The Company is not aware of any circumstances that would adversely affect its ability to satisfy its wood requirements in the foreseeable future. In recent years, a shortage of wood fiber in the spotted owl regions in the Northwest has resulted in increases in the cost of virgin wood fiber. In 1995, the Company's total sales of timber products were $260 million (including $201 million of intracompany sales).

NEWSPRINT SEGMENT

NEWSPRINT MILLS
The Company's newsprint mills are located in Newberg and Oregon City, Oregon. During 1993, 1994 and 1995, the Company produced 615,000, 615,000 and 620,000 tons of newsprint, respectively. In 1995, total sales of newsprint were $361 million (none of which were intracompany sales).

For the past three years, an average of approximately 55% of the Company's newsprint production has been sold to The Times Mirror Company ("Times Mirror") pursuant to a long-term newsprint agreement (the "Newsprint Agreement") entered into in connection with the Company's acquisition of Smurfit Newsprint Corporation ("SNC") stock in February 1986. Under the terms of the Newsprint Agreement, the Company supplies newsprint to Times Mirror generally at prevailing West Coast market prices. Sales of newsprint to Times Mirror in 1995 amounted to $189 million.

CLADWOOD
Cladwood is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. The Company has two Cladwood plants located in Oregon. Total sales for Cladwood in 1995 were $26 million (none of which were intracompany sales).

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

COMPETITION

The paperboard and packaging products markets as well as the newsprint markets are highly competitive and are comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations as well as other competitive factors including design, quality and service, with varying emphasis on these factors depending on product line.

BACKLOG

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. The
Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

The Company's research and development center uses state-of-the-art technology to assist all levels of the manufacturing and sales process from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

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

EMPLOYEES

The Company had approximately 16,200 employees at December 31, 1995, of which approximately 10,900 employees (67%), are represented by collective bargaining units. The expiration date of union contracts for the Company's major facilities are as follows:
 the Oregon City mill, expiring March 1997; the Brewton mill, expiring October 1997; the Fernandina mill, expiring June 1998; a group of 11 properties, including 4 paper mills and 7 corrugated container plants, expiring June 1998; the Jacksonville mill, expiring June 1999; the Alton mill, expiring June 2000 and the Newberg mill, expiring March 2002. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its other operations.

ITEM 2.  PROPERTIES

The Company's properties at December 31, 1995 are summarized in the table below. Approximately 58% of the Company's investment in property, plant and equipment is represented by its paperboard and newsprint mills.

                                                                     Number
                                                                       of              State
                                                                   Facilities        Locations

Paperboard mills:
  Containerboard mills                                                   7                   6
  Boxboard mills                                                         4                   4
  Cylinderboard mills                                                    4                   4
Newsprint mills                                                          2                   1
Reclamation plants                                                      27                  12
Converting facilities:
  Corrugated container plants                                           51                  21
  Folding carton plants                                                 18                  10
  Industrial packaging plants                                           22                  14
Consumer packaging plants                                               14                   8
Cladwood plants                                                          2                   1
Wood product plants                                                      1                   1
      Total                                                            152                  28

In addition to its manufacturing facilities, the Company owns and leases approximately 758,000 acres and 226,000 acres of timberland, respectively, and also operates wood harvesting facilities.

ITEM 3.  LEGAL PROCEEDINGS

Litigation
In June 1993, the Company filed suit against Otis B. Ingram, as executor of the estate of Naomi M. Ingram, and Ingram-LeGrand Lumber Company in the United States District Court, Middle District of Georgia, seeking declaratory and injunctive relief and damages in excess of $3 million arising out of the defendants' alleged breach and anticipatory repudiation of certain timber purchase agreements and timber management agreements between the Company and such parties dated November 22, 1967 pertaining to approximately 30,000 acres of property in Georgia (the "Agreements"). The defendants filed an answer and counterclaim seeking damages in excess of $14 million based on allegations that the Company breached the Agreements and failed to pay for timber allegedly stolen or otherwise removed from the property by the Company or third parties. A jury trial commenced in October 1995 and the case was subsequently settled before completion of the trial.

The Company is a defendant in a number of other lawsuits which have arisen in the normal course of business. While any litigation has an element of uncertainty, the management of the Company believes that the outcome of such suits will not have a material adverse effect on its financial condition or results of operations.

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

  Sweet Home, Oregon
  On May 11, 1995, the United States Environmental Protection Agency ("EPA") executed a search warrant at the Sweet Home, Oregon manufacturing facility of SNC, at which Cladwood, a wood composite panel manufactured from sawmill shavings, is produced. According to the search warrant, the U.S. Attorney's office for the District of Oregon and the EPA are investigating whether this facility violated the Clean Water Act or other federal laws in connection with its waste water discharges. The Company has been advised that the government has presented, or intends to present, evidence to a grand jury in connection with the investigation. SNC and certain of its employees could be charged, and SNC could be assessed significant fines and penalties if an indictment and conviction follows as a result of the grand jury proceeding.

  Duval County, Florida
  In March 1992, the Company entered into an administrative consent order with the Florida Department of Environmental Regulation to carry out any necessary assessment and remediation of Company-owned property in Duval County, Florida that was formerly the site of a sawmill that dipped lumber into a chemical solution. Assessment data with respect to this site indicates soil and groundwater contamination that will likely require nonroutine remediation. Management believes that the probable costs of this site, taken alone or with potential costs at other Company-owned properties where some contamination has been found, will not have a material adverse effect on its financial condition or results of operations.

  Jacksonville, Florida
  In October 1994, the Company voluntarily reported possible noncompliance with certain provisions of its construction/operation permit at its D-Graphics labels plant located in Jacksonville, Florida to state and local environmental authorities, and subsequently entered into a settlement agreement with such authorities to resolve all civil and administrative issues regarding this matter. The Company has recently been advised by the United States Department of Justice that it will not pursue any criminal action against the Company in connection with this matter.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, regardless of fault or the legality of original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where remedial action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability of CERCLA sites is typically shared with the other PRPs and costs are commonly allocated according to relative amounts of waste deposited.
Because the Company's relative percentage of waste deposited at a majority of these sites is quite small, management of the Company believes that its probable liability under CERCLA, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations. Pending CERCLA proceedings include the following:

  Miami County, Ohio Site
  In 1995, pursuant to a consent decree previously entered into with the United States, the Company paid $3.1 million in satisfaction of its alleged and/or potential liability for past and future response costs under CERCLA in connection with a site in Miami County, Ohio and, pursuant to a second consent decree with the United States, paid $1.2 million in settlement of a cause of action previously commenced by the government against the Company for alleged failures to properly respond to document and information requests by the EPA with respect to such site. A criminal inquiry was commenced in 1993 relating to the Company's responses to the EPA's document and information requests, and it is uncertain whether any criminal action will be forthcoming.

  Monterey Park, California Site
  The Company has paid approximately $768,000 pursuant to two partial consent decrees entered into in 1990 and 1991 with respect to cleanup obligations at the Operating Industries site in Monterey Park, California. It is anticipated that there will be further remedial measures beyond those covered by these partial settlements.

  Baltimore, Maryland Site
  The Company entered into a consent decree and settlement agreement in full settlement of its obligations in connection with a superfund site in Baltimore, Maryland. The Company paid approximately $171,000 in 1995 as part of this settlement, and may be required to pay an additional amount up to approximately
  $80,000 for future cleanup costs.

In addition to other Federal and State laws regarding hazardous substance contamination at sites owned or operated by the Company, the New Jersey Industrial Site Recovery Act ("ISRA") requires that a "Negative Declaration" or a "Cleanup Plan" be filed and approved by the New Jersey Department of Environmental Protection and Energy ("DEPE") as a precondition to the "transfer" of an "industrial establishment". The ISRA regulations provide that a transferor may close a transaction prior to the DEPE's approval of a negative declaration if the transferor enters into an administrative consent order with the DEPE. The Company is currently a signatory to administrative consent orders with respect to two formerly leased or owned industrial establishments and to a facility that was sold in 1995 and received a negative declaration with respect thereto. Management believes that any requirements that may be imposed by the DEPE with respect to these sites will not have a materially adverse effect on the financial condition or results of operations of the Company.

The Company's paperboard and newsprint mills are large consumers of energy, using either natural gas or coal. Approximately 68% of the Company's total paperboard tonnage is produced by mills which have coal-fired boilers. The cost of energy is dependent, in part, on environmental regulations concerning sulfur dioxide and particulate emissions.

Because various pollution control standards are subject to change, it is not possible at this time to predict the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the EPA has proposed a comprehensive rule governing the pulp, paper and paperboard industry, which could require substantial expenditures to achieve compliance on the part of the Company. For the past three years, the Company has spent an average of approximately $10 million annually on capital expenditures for environmental purposes. Further sums may be required in the future, although, in the opinion of management, such expenditures will not have a material effect on its financial condition or results of operations. The anticipated spending for such capital projects for fiscal 1996 is approximately $30 million.
Since the Company's competitors are, or will be, subject to comparable pollution control standards, including the proposed rule discussed above, if implemented, management is of the opinion that compliance with future pollution standards will not adversely affect the Company's competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1995.


                                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION
At December 31, 1995 the Company's common stock was held by approximately 12,000 stockholders, including stockholders of record and shares owned beneficially through nominee or street name accounts with brokers. The Company's common stock trades on The
Nasdaq Stock Market under the symbol "JJSC". The high and low trading prices of the stock for 1995 were:

                                                     High      Low

          First quarter                             $20.38   $14.38
          Second quarter                            $16.50   $11.88
          Third quarter                             $16.75   $13.00
          Fourth quarter                            $15.63   $ 9.00

DIVIDENDS
The Company has not paid cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The ability of the Company to pay dividends in the future is restricted by certain provisions contained in the 1994 Credit Agreement and the indentures relating to JSC (U.S.)'s outstanding indebtedness.

ITEM 6. SELECTED FINANCIAL DATA
(In millions, except per share and statistical data)

                                                1995         1994           1993          1992          1991
Summary of Operations
Net sales                                      $4,093       $3,233         $2,947        $2,998        $2,940
Cost of goods sold                              3,222        2,719          2,567         2,495         2,407
Gross profit                                      871          514            380           503           533
Selling and administrative expenses               241          223            239           231           225
Restructuring charge                                                           96
Environmental and other charges                                                54
Income (loss) from operations                     630          291             (9)          272           308
Interest expense                                 (234)        (269)          (254)         (300)         (335)
Other, net <fn1>                                    7            6              5             4           (40)
Income (loss) before income taxes,
   extraordinary item and cumulative
   effect of accounting changes                   403           28           (258)          (24)          (67)
Provision for (benefit from)
   income taxes                                   156           16            (83)           10            10
Income (loss) before
   extraordinary item and cumulative
   effect of accounting changes                   247           12           (175)          (34)          (77)
Extraordinary item
   Loss from early extinguishment
     of debt, net of income tax benefit            (4)         (55)           (38)          (50)
Cumulative effect of accounting
   changes                                                                    (16)

Net income (loss)                              $  243       $  (43)        $ (229)       $  (84)       $  (77)

Per share of common stock <fn2>
   Income (loss) before extraordinary
     item and cumulative effect of
     accounting changes                        $ 2.23       $  .12         $(2.75)       $(1.16)       $(2.52)
   Net income (loss)                             2.19         (.43)         (3.60)        (2.19)        (2.52)

Weighted average shares outstanding               111          101             64            48            40


Other Financial Data
Net cash provided by operating
   activities                                  $  411       $  149         $   78        $  146        $  133
Depreciation, depletion and
   amortization                                   139          131            131           135           130
Capital investments and acquisitions              188          166            117           104           129
Working capital                                    47           11             40           106            77
Property, plant, equipment and
   timberland, net                              1,714        1,686          1,636         1,497         1,526
Total assets                                    2,783        2,759          2,597         2,436         2,460
Long-term debt, less current
   maturities                                   2,111        2,392          2,619         2,503         2,650
Deferred income tax liability                     328          208            232           160           158
Stockholders' deficit                            (487)        (730)        (1,058)         (829)         (977)

Statistical Data (tons in thousands)
Containerboard production (tons)                 1,905        1,932          1,840         1,918         1,830
Boxboard and SBS production (tons)                 774          767            744           745           726
Newsprint production (tons)                        620          615            615           615           614
Corrugated shipments (billion sq. ft.)            29.4         30.8           29.4          28.1          26.4
Folding carton shipments (tons)                    469          486            475           487           482
Fiber reclaimed and brokered (tons)              4,293        4,134          3,907         3,846         3,666
Timberland owned or leased
   (thousand acres)                                984          985            984           978           978
Number of employees                             16,200       16,600         17,300        17,800        18,100




<fn1> Other, net in 1991 includes after-tax charges of $29 million and $7 million for the write-off of the Company's equity investments in Temboard and Company Limited Partnership, Inc. and PCL Industries Limited, respectively.

fn2> Gives effect to the ten-for-one stock conversion pursuant to a reclassification (the "Reclassification") in 1994, whereby the Company's five classes of common stock were converted into one class on a basis of ten shares of common stock for each outstanding share of each of the old classes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
Market conditions and demand for containerboard, corrugated shipping containers and newsprint, three of the Company's most important products, are generally subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability.
Containerboard markets, which were depressed in the early 1990's, began to recover in late 1993 and the strong growth in the U.S. economy in the second half of 1994 and the first half of 1995 propelled containerboard prices through a series of rapid increases. Linerboard prices in 1993 were at a low of $280/ton prior to the recovery and, by April of 1995, had reached a record high of $535/ton. Market conditions were strong until the third quarter of 1995, when the economy began to weaken, causing excess inventories in the industry. Many paper companies, including the Company, took downtime at paper mills during the fourth quarter of 1995 in response to the slowdown in the economy. Linerboard prices softened by the end of 1995 to $490/ton, but were still high compared to historical levels.

Newsprint markets were also depressed in the early 1990's. Demand for newsprint began to improve in the second half of 1994 and prices steadily increased during the second half of 1994 and 1995.

Increases in demand for recycled paperboard products and recycled newsprint during 1994 and 1995 created unprecedented demand for reclaimed fiber, causing shortages of this material and prices escalated at a dramatic rate. While the effect of the reclaimed fiber price increases is favorable to the Company's reclamation products division, it is unfavorable to the Company overall because reclaimed fiber is a key raw material for certain of its paper mills. The demand for and price of reclaimed fiber dropped dramatically in the fourth quarter of 1995 as a result of the significant downtime taken by containerboard mills throughout the country. Although reclaimed fiber prices are currently low in comparison to the record highs reached earlier in 1995, the Company believes it is likely that the cost of reclaimed fiber will increase again in 1996. The Company does not, however, anticipate any significant problems satisfying its need for this material in the foreseeable future.
Results of Operations

Segment data
(In millions)              1995                1994                  1993
                                                  Income                 Income
                              Income              (loss)                 (loss)
                     Net       from       Net     from         Net       from
                     sales   operations   sales  operations    sales   operations
Paperboard/
  Packaging
  Products              $3,706         $604       $2,974        $308        $2,699        $ 13
Newsprint                  387           26          259         (17)          248         (22)

Total                   $4,093         $630       $3,233        $291        $2,947        $ (9)

1995 Compared to 1994
Price recovery coupled with productivity gains and cost reduction programs implemented in recent years provided record sales and earnings for the Company in 1995. Net sales were $4.1 billion, an increase of 26.6% over 1994 and income from operations was $630 million, more than double the 1994 amount. Increases (decreases) in sales for each of the Company's segments are discussed below.

(In millions)                                   1995 Compared to 1994
                                                    Paperboard/
                                                     Packaging
                                                      Products       Newsprint       Total
Increase (decrease) due to:
  Sales prices and product mix                          $749            $130          $879
  Sales volume                                           (22)             (2)          (24)
  Acquisitions and new facilities                          9                             9
  Sold or closed facilities                               (4)                           (4)
Total net sales increase                                $732            $128          $860

Paperboard/Packaging Products Segment Sales
Net sales of the Paperboard/Packaging Products segment increased 24.6% compared to 1994, to $3.71 billion, primarily as a result of sales prices and product mix.

Net sales of containerboard and corrugated shipping containers increased 25.9% compared to 1994, to $1.96 billion. Corrugated shipping container prices increased 28.0% on average compared to 1994. In view of the reduced demand in the second half of 1995, several of the Company's containerboard mills took downtime in order to reduce inventories. As a result of this downtime, shipments of containerboard in 1995 were down 2.0% compared to 1994. Shipments of corrugated shipping containers were down 4.2% compared to 1994.

Net sales of recycled boxboard, SBS and folding cartons increased 9.6% compared to 1994, to $916 million. Recycled boxboard prices were increased during the first half of 1995 to cover higher reclaimed fiber cost, but declined later in the year in response to lower reclaimed fiber cost. On average, prices of recycled boxboard and SBS rose 19.4% and 18.9%, respectively, compared to 1994. Folding carton prices increased 9.4% on average compared to 1994. Shipments of recycled boxboard and SBS decreased 2.1% and shipments of folding cartons decreased by 2.8% compared to 1994.

Net sales for the reclamation and timber products operations increased 74.7% compared to 1994, to $503 million, due primarily to escalating prices of reclaimed fiber. Reclaimed fiber prices were higher by 62.0% on average compared to 1994 and shipments increased 4.1% compared to 1994.

Net sales of recycled cylinderboard and industrial packaging increased 18.3% compared to 1994, to $155 million, due primarily to higher prices. Net sales of consumer packaging increased 6.0% compared to 1994, to $176 million.

Newsprint Segment Sales
Net sales of the Newsprint segment increased 49.4% compared to 1994, to $387 million, primarily as a result of sales prices and product mix.

Costs and Expenses
Cost of goods sold as a percent of net sales declined from 82.5% in 1994 to 77.6% in 1995 in the Paperboard/Packaging Products segment and declined from 102.2% in 1994 to 89.5% in 1995 in the Newsprint segment. Selling and administrative expenses as a percent of net sales declined for both segments from 6.9% in 1994 to 5.9% in 1995. The sales price increases implemented during 1995 were the primary reason for the improvements in each of cost of goods sold and selling and administrative expenses as a percent of net sales.

In 1993, the Company recorded a pretax charge of $96 million for a restructuring program (the "Restructuring Program") to improve its long-term competitive position. The Restructuring Program provided for plant closures, asset write-downs, reductions in workforce, relocation of employees and consolidation of certain plant operations, expected to be completed over an approximate three year period. Major activities relating to the Restructuring Program in 1995 included the sale of a corrugated shipping container plant in August and the shutdown in September of the East mill in Monroe, Michigan, which produced approximately 50,000 tons per year of recycled cylinderboard. Since 1993, the Company has written down the assets of closed facilities and other nonproductive assets totalling $35 million and made cash expenditures of $33 million relating to the Restructuring Program. Proceeds of $5 million from sale of fixed assets and asset transfers to other plants of $2 million were used to offset additional expenses and anticipated expenses related to shutdowns. The remaining balance of the restructuring liability, the majority of which is for anticipated cash expenditures in 1996, will continue to be funded through operations. Based on expenditures to date and those anticipated by the original plan, no significant adjustment to the reserve balance is expected at this time.

The Company decreased its weighted average discount rate in measuring its pension obligations from 8.5% to 7.25% and its rate of increase in compensation levels from 5.0% to 4.0% at December 31, 1995. The net effect of changing these assumptions was the primary reason for the increase in projected benefit obligations. In addition, the Company changed its expected long-term rate of return on assets from 10.0% to 9.5% at December 31, 1995. The net effect of these changes is expected to increase pension cost in 1996 by approximately $14 million.

In the fourth quarter of 1995, the Company recorded a pretax charge totalling $25 million related to product quality matters and failure to follow proper manufacturing and internal procedures in an immaterial non-core product line. The Company is continuing to further evaluate this issue and expects to conclude its review during the second fiscal quarter. Based upon the information currently available to management, the Company believes the reserve is adequate but intends to reevaluate the adequacy of the reserve at the conclusion of its review.

Interest expense for 1995 declined $35 million compared to 1994 due primarily to lower average debt levels outstanding and lower effective interest rates. The lower average interest rate in 1995 resulted primarily from the retirement in December 1994 of the Company's high yield subordinated debt in conjunction with the Company's 1994 Recapitalization as defined in the JSC 1994 Annual Report on Form 10-K (the "1994 Recapitalization").

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in the first quarter of 1996. Based on current circumstances, the Company does not believe the effect of such adoption will be material.

The provision for income taxes in 1995 was $156 million compared to $16 million in 1994. The Company's effective tax rate of 38.7% in 1995 was substantially lower than the 1994 effective tax rate of 57.1%, primarily due to the effect of permanent differences from applying purchase accounting. The Company has net operating loss carryforwards for federal income tax purposes of approximately $98 million (expiring in the year 2009), none of which are available for utilization against alternative minimum taxes. Federal income tax returns for 1989 through 1991 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.


1994 Compared to 1993
Results for 1994 reflected increased demand for the Company's products. Net sales of $3.2 billion for 1994 were up 9.7% compared to 1993.
Increases (decreases) in sales for each of the Company's segments are discussed below.

(In millions)                                    1994 Compared to 1993
                                                    Paperboard/
                                                     Packaging
                                                     Products      Newsprint          Total
Increase (decrease) due to:
  Sales prices and product mix                          $185          $ 11             $196
  Sales volume                                           199                            199
  Acquisitions and new facilities                          5                              5
  Closed facilities                                     (114)                          (114)
Total net sales increase                                $275          $ 11             $286

Paperboard/Packaging Products Segment Sales
Net sales in the Paperboard/Packaging Products segment for 1994 increased 10.2% compared to 1993, to $2.97 billion. The increase was due to higher sales prices and increased sales volume. Sales growth for this segment was mitigated by the shutdown of several operating facilities in late 1993 and early 1994, including a coated recycled boxboard mill, five converting plants and two reclamation products facilities in connection with the Company's Restructuring Program.

Net sales of containerboard and corrugated shipping containers increased 12.5% compared to 1993, to $1.55 billion. Containerboard prices increased from approximately $300/ton at the end of 1993 to $435/ton in October 1994. Corrugated shipping container prices increased 4.7% on average compared to 1993. Shipments of containerboard and corrugated shipping containers were higher in 1994 compared to 1993 by 3.9% and 4.7%, respectively.

Net sales of recycled boxboard, SBS and folding cartons decreased 2.6% compared to 1993, to $836 million. On average, recycled boxboard prices were comparable to 1993, but SBS prices, although rising in the second half of 1994, were 4.8% lower on average compared to 1993. Folding carton prices were lower on average by 2.2% in 1994 compared to 1993. Shipments of folding cartons increased by 1.8% compared to 1993, but shipments of recycled boxboard decreased 10.0%, due primarily to the recycled boxboard mill shutdown referred to above. Shipments of SBS increased 6.8% compared to 1993.

Net sales for the reclamation and timber products operations increased 74.5% compared to 1993, to $288 million, due primarily to higher prices for reclaimed fiber. Reclaimed fiber prices in 1994 were higher by 62.9% on average compared to 1993 and shipments increased 5.8% compared to 1993.

Net sales of recycled cylinderboard and industrial packaging increased
 .8% compared to 1993, to $131 million and net sales of consumer packaging increased .6% compared to 1993, to $166 million.

Newsprint Segment Sales
Net sales in the Newsprint segment for 1994 increased $11 million, up 4.4% compared to 1993, to $259 million. The increase was due primarily to higher sales prices in the second half of 1994.

Costs and Expenses
Costs and expenses in both segments in 1994 were favorably impacted by cost reduction initiatives and by the Restructuring Program. Cost of goods sold as a percent of net sales in the Paperboard/Packaging Products segment declined from 85.6% in 1993 to 82.5% in 1994, primarily as a result of higher sales prices and improved capacity utilization. Cost of goods sold as a percent of net sales in the Newsprint segment improved modestly from 102.8% in 1993 to 102.2% in 1994, primarily as a result of higher sales prices. Selling and administrative expenses as a percent of net sales declined from 8.1% in 1993 to 6.9% in 1994 as a result of higher sales prices.

The Company increased its weighted average discount rate in measuring its pension obligations from 7.6% to 8.5% and its rate of increase in compensation levels from 4.0% to 5.0% at December 31, 1994. The net effect of changing these assumptions was the primary reason for the decrease in projected benefit obligations and the changes decreased pension cost in 1995 by approximately $5 million.

Average debt levels outstanding decreased in 1994 as a result of the 1994 Recapitalization, however, interest expense of $269 million for 1994 increased 5.9% compared to 1993 due to the impact of higher effective interest rates in 1994.

The tax provision for 1994 was $16 million compared to a tax benefit for 1993 of $83 million. The Company's effective tax rate for 1994 was higher than the U.S. Federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences between book and tax accounting.

The Company recorded an extraordinary loss from the early extinguishment of debt (net of income tax benefits) amounting to $55 million ($.55 per share) in 1994 and $38 million ($.59 per share) in 1993. The Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" in 1994, the effect of which was not material.

Liquidity and Capital Resources
Net cash provided by operating activities was significantly higher in 1995 compared to 1994 due primarily to the higher earnings level. Net cash provided by operating activities of $411 million and excess cash at the end of 1994 was used primarily to fund capital investments and acquisitions of $188 million and to reduce debt by $264 million.

The ratio of current assets to current liabilities was 1.1 at December 31, 1995 compared to 1.0 at December 31, 1994. Accounts receivable were higher at December 31, 1995, primarily as a result of significantly higher product pricing. Accounts payable were lower at December 31, 1995, primarily as a result of lower fiber cost at the end of 1995 compared to 1994.

In February 1995, JSC (U.S.) entered into a $315 million accounts receivable securitization program (the "1995 Securitization") consisting of a $300 million trade receivables-backed commercial paper program and a $15 million term loan, which matures in December 1999. Proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings under its previous accounts receivable securitization program and for general corporate purposes. Interest rates on borrowings under the 1995 Securitization are at a variable rate (5.78% at December 31, 1995).

In conjunction with the Company's 1994 Recapitalization, the Company entered into a new bank credit facility (the "1994 Credit Agreement") consisting of a $450 million revolving credit facility, a $900 million Tranche A Term Loan and a $300 million Tranche B Term Loan. In October 1995, the 1994 Credit Agreement was amended to reduce the interest rates payable on the revolving credit facility and the Tranche A Term Loan. Net debt reduction for 1995 included $64 million of mandatory and $192 million of optional payments in respect of the Tranche A and Tranche B Term Loans. The Company recorded an extraordinary loss from the early extinguishment of debt (net of income tax benefits) amounting to $4 million ($.04 per share) in 1995. In January 1996, the 1994 Credit Agreement was amended to give greater flexibility to the Company in applying optional prepayments toward installments due within the next twelve months.

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

The 1994 Credit Agreement imposes an annual limit on future capital expenditures of $150 million. The capital spending limit is subject to increase in any year by an amount equal to the Company's portion of excess cash flow and an amount up to $75 million if the prior year's spending was less than the maximum amount allowed. The Company has a carryover of approximately $66 million for 1996. Because the Company has invested heavily in its core businesses in prior years, management believes the annual limitation for capital expenditures does not impair its plans for maintenance, expansion and continued modernization of its facilities.

Capital investments and acquisitions in 1995 include $154 million of property and timberland additions and $34 million of investments in affiliates and acquisitions. The investments in affiliates primarily include (i) the purchase of the 20% minority interest of Smurfit Newsprint Corporation previously owned by Times Mirror, the primary assets of which are two mills located near Portland, Oregon producing approximately 620,000 tons of newsprint annually, and (ii) a joint venture, the primary asset of which is a linerboard mill near Shanghai, China.

The Company expects internally generated cash flows and existing financing resources will be sufficient for the next several years to meet its needs to pay interest, amortize term loans and fund capital expenditures. Scheduled payments due in 1996 and 1997 under the 1994 Credit Agreement are $62 million and $133 million, with increasing amounts thereafter. Capital expenditures for 1996 are estimated to be comparable to 1995. The Company expects to use any excess cash provided by operations to make further debt reductions. At December 31, 1995, the Company had $301 million of unused borrowing capacity under its 1994 Credit Agreement and $95 million of unused borrowing capacity under the 1995 Securitization subject to JSC (U.S.)'s level of eligible accounts receivable.

The Company's earnings are significantly affected by the amount of interest on its indebtedness. The Company enters into interest rate swap, cap and option agreements to manage interest rate exposure on its indebtedness. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of risk. Periodic amounts to be paid or received under interest rate swap and cap agreements are accrued and recognized as adjustments to interest expense. Premiums paid on cap agreements are included in interest payable and amortized to interest expense over the life of the agreements. The Company amends existing agreements or enters into agreements with offsetting effects when necessary to change its net position. In 1995, interest rate swap agreements with a notional value of $925 million expired and a cap agreement with a notional amount of $100 million was terminated. Also in 1995, the Company entered into an interest rate swap agreement with a notional amount of $100 million. The table below shows interest rate swap agreements outstanding at December 31, 1995, the related maturities for the years thereafter and the contracted pay and receive rates for such agreements.

                                        Interest rate
                                           swaps at                   Interest rate
                                         December 31,                swap maturities
  (In millions)                              1995                    1996          1997

  Pay fixed interest rate swaps              $  483                  $(150)       $(333)
    Pay rate                                  6.519%                 6.519%       6.645%
    Receive rate                              5.797%

The Company has a cap agreement with a notional amount of $100 million, which matures in 1996, on variable rate debt which limits the Company's interest payments to a range of 5.5-7.0% on the notional amount.

Environmental Matters

In 1993, the Company recorded a provision of $54 million, of which $39 million relates to environmental matters, representing asbestos and PCB removal, solid waste cleanup at existing and former operating sites, and expenses for response costs at various sites where the Company has received notice that it is a potentially responsible party ("PRP"). The Company made payments of $9 million and $4 million related to PRP sites and other environmental cleanup in 1995 and 1994, respectively. The Company, as well as other companies in the industry, faces potential environmental liability related to various sites at which wastes have allegedly been deposited. The Company has received notice that it is or may be a PRP at a number of federal and state sites (the "Sites") where remedial action may be required. Because the laws that govern the cleanup of waste disposal sites have been construed to authorize joint and several liability, government agencies or other parties could seek to recover all response costs for any Site from any one of the PRPs for such Site, including the Company, despite the involvement of other PRPs. Although the Company is unable to estimate the aggregate response costs in connection with the remediation of all Sites, if the Company were held jointly and severally liable for all response costs at some or all of the Sites, it would have a material adverse effect on the financial condition and results of operations of the Company. However, joint and several liability generally has not in the past been imposed on PRPs, and, based on such past practice, the Company's past experience and the financial conditions of other PRPs with respect to the Sites, the Company does not expect to be held jointly and severally liable for all response costs at any Site. Liability at waste disposal sites is typically shared with other PRPs and costs generally are allocated according to relative volumes of waste deposited. At most Sites, the waste attributed to the Company is a very small portion of the total waste deposited at the Site (generally significantly less than 1%). There are approximately ten Sites where final settlement has not been reached and where the Company's potential liability is expected to exceed de minimis levels. Accordingly, the Company believes that its estimated total probable liability for response costs at the Sites was adequately reserved at December 31, 1995. Further, the estimate takes into consideration the number of other PRPs at each site, the identity, and financial position of such parties, in light of the joint and several nature of the liability, but does not take into account possible insurance coverage or other similar reimbursement.

Effects of Inflation

With the exception of recycled fiber, the moderate level of inflation during the past few years has not had a material impact on the Company's financial position or operating results. The Company uses the last-in, first-out method of accounting for approximately 80% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current cost and thus reduces the distortion in reported income due to increasing costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  Page No.

The following consolidated financial statements of Jefferson
Smurfit Corporation are included in this report:


     Consolidated balance sheets -  December 31, 1995 and 1994. . . . . .25
     For the years ended December 31, 1995, 1994 and 1993:
          Consolidated statements of operations. . . . . . .. . . . . . .26
          Consolidated statements of stockholders' deficit  . . . . . . .27
          Consolidated statements of cash flows . . . . . . . . . . . . .28
     Notes to consolidated financial statements . . . . . . . . . . . . .29

The following consolidated financial statement schedule of Jefferson Smurfit Corporation is included in Item 14(a):

          II: Valuation and Qualifying Accounts . . . . . . . . . . . . .54

All other schedules specified under Regulation S-X for Jefferson
Smurfit Corporation have been omitted because they are either not applicable, not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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


James E. Terrill
President, Chief Executive Officer


John R. Funke
Vice President and Chief Financial Officer
(Principal Accounting Officer)

                                 REPORT OF INDEPENDENT AUDITORS



Board of Directors
Jefferson Smurfit Corporation




We have audited the accompanying consolidated balance sheets of Jefferson Smurfit Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson Smurfit Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 and Note 6 to the financial statements, in 1993, the Company changed its method of accounting for income taxes and postretirement benefits.


                                                    Ernst & Young LLP



St. Louis, Missouri
January 24, 1996

                                         JEFFERSON SMURFIT CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                       (In millions, except share data)


December 31,                                                                    1995                  1994

           ASSETS
Current assets
  Cash and cash equivalents                                                      $    27             $    62
  Receivables, less allowances
     of $9 in 1995 and 1994                                                          339                 316
  Inventories
     Work-in-process and finished goods                                               85                  87
     Materials and supplies                                                          139                 137
                                                                                     224                 224
  Deferred income taxes                                                               45                  38
  Prepaid expenses and other current assets                                            9                   7
           Total current assets                                                      644                 647

Net property, plant and equipment                                                  1,456               1,427

Timberland, less timber depletion                                                    258                 259

Goodwill, less accumulated amortization of
  $42 in 1995 and $35 in 1994                                                        253                 257
Other assets                                                                         172                 169
                                                                                 $ 2,783             $ 2,759
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current maturities of long-term debt                                           $    81             $    50
  Accounts payable                                                                   290                 349
  Accrued compensation and payroll taxes                                             101                 114
  Interest payable                                                                    37                  48
  Other accrued liabilities                                                           88                  75
           Total current liabilities                                                 597                 636

Long-term debt, less current maturities                                            2,111               2,392

Other long-term liabilities                                                          234                 253

Deferred income taxes                                                                328                 208

Stockholders' deficit
  Preferred stock, par value $.01 per share; 50,000,000
     shares authorized; none issued and outstanding
  Common stock, par value $.01 per share; 250,000,000
     shares authorized; 110,989,156 and 110,988,462 shares
     issued and outstanding in 1995 and 1994, respectively                             1                   1
  Additional paid-in capital                                                       1,168               1,168
  Retained earnings (deficit)                                                     (1,656)             (1,899)
       Total stockholders' deficit                                                  (487)               (730)

                                                                                 $ 2,783             $ 2,759

See notes to consolidated financial statements.

                                         JEFFERSON SMURFIT CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In millions, except per share data)


Year Ended December 31,                                          1995               1994             1993


Net sales                                                      $  4,093           $  3,233          $  2,947
Costs and expenses
  Cost of goods sold                                              3,222              2,719             2,567
  Selling and administrative expenses                               241                223               239
  Restructuring charge                                                                                    96
  Environmental and other charges                                                                         54

     Income (loss) from operations                                  630                291                (9)

Other income (expense)
  Interest expense                                                 (234)              (269)             (254)
  Other, net                                                          7                  6                 5

     Income (loss) before income taxes,
        extraordinary item and cumulative
        effect of accounting changes                                403                 28              (258)

Provision for (benefit from) income taxes                           156                 16               (83)

     Income (loss) before extraordinary item and
       cumulative effect of accounting changes                      247                 12              (175)

Extraordinary item
  Loss from early extinguishment of debt,
     net of income tax benefit of $2 in 1995,
     $34 in 1994, and $22 in 1993                                    (4)               (55)              (38)

Cumulative effect of accounting changes
  Postretirement benefits, net of income tax
    benefit of $22                                                                                       (37)
  Income taxes                                                                                            21

     Net income (loss)                                         $    243           $    (43)         $   (229)



Per share of common stock
  Income (loss) before extraordinary item and
     cumulative effect of accounting changes                   $   2.23           $    .12          $  (2.75)
  Extraordinary item                                               (.04)              (.55)             (.59)
  Cumulative effect of accounting changes                                                               (.26)

     Net income (loss)                                         $   2.19           $   (.43)         $  (3.60)

Weighted average shares outstanding                                 111                101                64


See notes to consolidated financial statements.

                                         JEFFERSON SMURFIT CORPORATION
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       (In millions, except share data)




                                        Cumulative
                                        Exchangeable
                                      Preferred Stock          Common Stock
                                        Par      Number       Par        Number   Additional       Retained
                                      Value,       of        Value,        of         Paid-In      Earnings
                                      $1,000     Shares       $.01       Shares       Capital      (Deficit)

Balance at January 1, 1993              $ 167     167,000     $           6,350,000      $  632        $(1,627)

Net loss                                                                                                  (229)

Conversion of cumulative
   exchangeable preferred
   stock                                 (167)   (167,000)                1,670,000         167


Balance at December 31, 1993                                              8,020,000         799         (1,856)

Net loss                                                                                                   (43)

Reclassification of common
   stock                                                           1     72,180,000          (1)

Issuance of common stock,
   net of related expenses                                               30,788,462         370


Balance at December 31, 1994                                       1    110,988,462       1,168         (1,899)

Net income                                                                                                 243

Issuance of common stock
   under stock option plan                                                      694


Balance at December 31, 1995            $                     $    1    110,989,156      $1,168        $(1,656)



See notes to consolidated financial statements.

                                         JEFFERSON SMURFIT CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In millions)


Year Ended December 31,                                                1995            1994           1993


Cash flows from operating activities
   Net income (loss)                                                    $ 243          $  (43)         $(229)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
       Extraordinary loss from early
           extinguishment of debt                                           7              89             60
       Cumulative effect of accounting changes
           Postretirement benefits                                                                        59
           Income taxes                                                                                  (21)
       Restructuring charge                                                                               96
       Environmental and other charges                                                                    54
       Depreciation, depletion and amortization                           139             131            131
       Amortization of deferred debt issuance costs                        14              10              8
       Deferred income taxes                                              113             (21)          (157)
       Non-cash interest                                                                   19             18
       Non-cash employee benefit expense                                   (7)             (9)           (13)
       Change in current assets and liabilities,
           net of effects from acquisitions
             Receivables                                                  (22)            (73)             1
             Inventories                                                   (4)             10             14
             Prepaid expenses and other current assets                     (1)             (1)             5
             Accounts payable and accrued liabilities                     (61)             42             26
             Interest payable                                              (7)             (7)             5
             Income taxes                                                  (1)              1             16
       Other, net                                                          (2)              1              5
   Net cash provided by operating activities                              411             149             78

Cash flows from investing activities
   Property additions                                                    (130)           (144)           (97)
   Timberland additions                                                   (24)            (19)           (20)
   Investments in affiliates and acquisitions                             (34)             (3)
   Proceeds from property and timberland
       disposals and sale of businesses                                    10               4             24
   Net cash used for investing activities                                (178)           (162)           (93)

Cash flows from financing activities
   Issuance of common stock, net of related expenses                                      370
   Borrowings under bank credit facilities                                              1,372
   Borrowings under senior notes                                                          400            500
   Net borrowings under accounts
       receivable securitization programs                                                  35              6
   Other increases in long-term debt                                       20               4             12
   Payments of long-term debt and related premiums                       (284)         (2,073)          (479)
   Deferred debt issuance costs                                            (4)            (77)           (25)
   Net cash provided by (used for) financing activities                  (268)             31             14

Increase (decrease) in cash and cash equivalents                          (35)             18             (1)
Cash and cash equivalents
   Beginning of year                                                       62              44             45
   End of year                                                          $  27          $   62          $  44

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

In 1994, the Company completed a recapitalization plan (the "Recapitalization") to repay and refinance a substantial portion of its indebtedness. In connection with the Recapitalization, (i) the Company issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share, (ii) JS Group, through its wholly-owned subsidiary Smurfit International B.V. ("SIBV"), purchased an additional 11,538,462 shares of common stock for $150 million, and (iii) JSC (U.S.) issued and sold $300 million aggregate principal amount of unsecured 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of unsecured 10.75% Series B Senior Notes due 2002 (the "1994 Senior Notes") pursuant to a registered public offering.

Immediately prior to the consummation of the 1994 initial public offerings, the Company effected a reclassification (the "Reclassification") whereby the Company's previous five classes of common stock were converted into one class on a basis of ten shares of common stock for each outstanding share of each of the old classes. The effect of the Reclassification was to transfer $1 million from the additional paid-in capital account to the common stock account.

The deficit in stockholders' equity is primarily due to the Company's 1989 purchase of JSC (U.S.)'s common equity owned by JS Group and the acquisition by JSC (U.S.) of its common equity owned by MSLEF I, which were accounted for as purchases of treasury stock.

2. -- Significant Accounting Policies

Nature of Operations: The Company's major operations are in paper products, newsprint production, recycling, and consumer packaging.
Paper product operations procure virgin or recycled fiber and produce paperboard for conversion into corrugated containers at the Company's own facilities and third party converting operations. Paper product operations customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. The Company's newsprint operations produce newsprint from virgin or recycled fiber primarily for the newspaper industry. Recycling collects wastepaper which is then resold to paper product operations of the Company and third parties for conversion into boxboard, corrugated containers, and other paper products. Consumer packaging produces labels and flexible packaging for use in industrial, medical, and consumer product applications. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition. Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1995, cash and cash equivalents of $27 million are pledged as collateral for obligations associated with the accounts receivable securitization program (See Note 4).

Revenue Recognition: Revenue is recognized at the time products are shipped.

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $54 million in 1995 and $55 million in 1994 which are valued at the lower of average cost or market. First-in, first-out costs (which approximate replacement costs) exceed the LIFO value by $84 million and $58 million at December 31, 1995 and 1994, respectively.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interest Rate Swap and Cap Agreements: The Company enters into interest rate swap and cap agreements to reduce the impact of interest rate fluctuations. Swap agreements involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. Cap agreements provide that the Company will receive a certain amount when short-term interest rates exceed a threshold rate. Periodic amounts to be paid or received under interest rate swap and cap agreements are accrued and recognized as adjustments to interest expense. Premiums paid on cap agreements are included in interest payable and amortized to interest expense over the life of the agreements. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

Earnings (Loss) Per Common Share: The computations of earnings (loss) per common share are based on the weighted average number of common shares outstanding during the periods presented. Outstanding stock options are common equivalent shares but are not included since the dilutive effect is not material.

Fully diluted earnings per share amounts are not applicable because the effect of the conversion of the stock options is not dilutive in 1995 and 1994 and antidilutive in 1993.

Had the Recapitalization occurred on January 1, 1994, the income before extraordinary item would have been $42 million or $.38 per common share, and the net loss would have been $15 million or $.13 per common share, for 1994.

Earnings per share amounts and weighted average shares outstanding have been restated to reflect the results of the Reclassification.

Employee Stock Options: The Company accounts for its stock-based compensation awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1995 presentation.


3. -- Property, Plant and Equipment

Property, plant and equipment at December 31 consists of:

                                                                                  1995           1994
Land                                                                             $   60         $   60
Buildings and leasehold improvements                                                268            254
Machinery, fixtures and equipment                                                 1,815          1,696
                                                                                  2,143          2,010
Less accumulated depreciation and amortization                                      753            657
                                                                                  1,390          1,353
Construction in progress                                                             66             74

        Net property, plant and equipment                                        $1,456         $1,427

4. -- Long-Term Debt

Long-term debt at December 31 consists of:
                                                                                  1995           1994
Tranche A term loan                                                              $  708         $  900
Tranche B term loan                                                                 236            300
Revolving loans                                                                      55             43
Accounts receivable securitization program loans                                    217            217
1994 series A senior notes                                                          300            300
1994 series B senior notes                                                          100            100
1993 senior notes                                                                   500            500
Other                                                                                76             82
                                                                                  2,192          2,442
Less current portion                                                                 81             50
                                                                                 $2,111         $2,392

Aggregate annual maturities of long-term debt at December 31, 1995, for the next five years are $81 million in 1996, $142 million in 1997, $146 million in 1998, $154 million in 1999, and $397 million in 2000.

1994 Credit Agreement
In connection with the Recapitalization, JSC (U.S.) entered into a bank credit facility (the "1994 Credit Agreement") which consists of a $450 million revolving credit facility (the "Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $900 million Tranche A Term Loan and a $300 million Tranche B Term Loan.
The Revolving Credit Facility matures in 2001. The Tranche A Term Loan matures in various installments through 2001. The Tranche B Term Loan matures in various installments through 2002.

Outstanding loans under the Tranche A Term Loan and the Revolving Credit Facility bear interest at rates selected at the option of JSC (U.S.) equal to the alternate base rate ("ABR") plus .75% per annum or the adjusted LIBOR Rate plus 1.75% per annum (7.82% at December 31, 1995). Interest on outstanding loans under the Tranche B Term Loan is payable at a rate per annum selected at the option of JSC (U.S.), equal to the prime rate plus 2% per annum or the adjusted LIBOR Rate plus 3% per annum (8.91% at December 31, 1995). ABR is defined as the highest of Chemical Bank's prime lending rate, 1/2 of 1% in excess of the Federal Funds Rate or 1% in excess of the base certificate of deposit rate. The Tranche A and Tranche B Term Loans and the Revolving Credit Facility may be prepaid at any time, in whole or in part, at the option of JSC (U.S.).

A commitment fee of .375% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 1995, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $301 million.

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

The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and (v) maintenance of minimum interest coverage ratios. The 1994 Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from: certain asset sales, insurance, issuance of equity securities, or incurrence of certain indebtedness.

Accounts Receivable Securitization Program Loans
During 1995, JSC (U.S.) entered into a $315 million accounts receivable securitization program (the "1995 Securitization"). The proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings of $230 million under the 1991 Securitization Program. The 1995 Securitization provides for the sale of certain of the Company's trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"), which finances its purchases of eligible JSC (U.S.) receivables through the issuance of commercial paper or the proceeds of borrowings under a revolving liquidity facility and a term loan. JS Finance borrowed $15 million under the term loan, and may issue up to $300 million trade receivables-backed commercial paper or borrow up to $300 million under a revolving liquidity facility.

Under the 1995 Securitization, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents of $27 million and trade accounts receivable of $217 million at December 31, 1995. Interest rates on borrowings under the 1995 Securitization are at a variable rate (5.78% at December 31, 1995). At December 31, 1995, $95 million was available for additional borrowing, subject to JSC (U.S.)'s level of eligible accounts receivable. Borrowings under the Securitization Program, which expires December 1999, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

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

The 1994 Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the 1994 Credit Agreement and the 1993 Senior Notes. The 1994 Senior Notes agreement contains business and financial covenants which are less restrictive than those contained in the 1994 Credit Agreement.

Holders of the 1994 Senior Notes have the right, subject to certain limitations, to require JSC (U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change of control or in certain events from proceeds of major asset sales, as defined.

1993 Senior Notes
In April 1993, JSC (U.S.) issued $500 million of unsecured 9.75% Senior Notes (the "1993 Senior Notes") due 2003 which are not redeemable prior to maturity. The 1993 Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the 1994 Credit Agreement and the 1994 Senior Notes. The 1993 Senior Notes agreement contains business and financial covenants which are substantially less restrictive than those contained in the 1994 Credit Agreement and substantially similar to those contained in the 1994 Senior Notes agreement.

Holders of the 1993 Senior Notes have the right, subject to certain limitations, to require JSC (U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or in certain events, from proceeds of major asset sales, as defined.

Other Debt
Other long-term debt at December 31, 1995, is payable in varying installments through the year 2029. Interest rates on these obligations averaged approximately 8.81% at December 31, 1995.

Interest Rate Swap and Cap Agreements
The Company utilizes interest rate swap and cap agreements to manage its interest rate exposure on long-term debt. At December 31, 1995, the Company has interest rate swap agreements with a notional amount of $483 million which effectively fix (for remaining periods up to 2 years) the interest rate on variable rate borrowings. The Company is currently paying a weighted average fixed interest rate of 6.52% and receiving a weighted average variable interest rate of 5.80%, calculated on the notional amount. In addition, the Company has a cap agreement with a notional amount of $100 million (through 1996) on variable rate debt which limits the Company's interest payments to a range of 5.5-7.0% on the notional amount.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

Other
Interest costs capitalized on construction projects in 1995, 1994, and 1993 totalled $4 million, $4 million, and $3 million, respectively. Interest payments on all debt instruments for 1995, 1994, and 1993 were $228 million, $247 million, and $226 million, respectively.

5.  -- Income Taxes

At December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $98 million (expiring in the year 2009), none of which are available for utilization against alternative minimum taxes.

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:
                                                                                   1995           1994
Deferred tax liabilities:

   Depreciation and depletion                                                      $372           $365
   Prepaid pension costs                                                             34             31
   Other                                                                            118            107
       Total deferred tax liabilities                                               524            503

Deferred tax assets:

   Employee benefit plans                                                           127            120
   Restructuring and other charges                                                   11             32
   Net operating loss and tax credit carryforwards                                   71            163
   Other                                                                             43             43
       Total deferred tax assets                                                    252            358
   Valuation allowance for deferred tax assets                                      (11)           (25)
       Net deferred tax assets                                                      241            333
       Net deferred tax liabilities                                                $283           $170

Provision for (benefit from) income taxes before extraordinary item and cumulative effect of accounting changes were as follows:

                                                                            Year Ended December 31,
                                                                    1995           1994           1993
Current
   Federal                                                         $  38          $   1          $  28
  State and local                                                      4              2              2
                                                                      42              3             30
Deferred
   Federal                                                           (12)            39            (54)
   State and local                                                     2              4              6
   Net operating loss carryforwards                                  124            (30)           (71)
                                                                     114             13           (119)
Adjustment of deferred tax assets and
   liabilities for enacted tax rate change                                                           6
                                                                   $ 156          $  16          $ (83)

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

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate as a percentage of income
(loss) before income taxes, extraordinary item, and cumulative effect of accounting changes is as follows:

                                                                            Year Ended December 31,
                                                                   1995           1994           1993

U.S. Federal statutory rate                                       35.0%          35.0%        (35.0%)
Adjustment of deferred tax assets
   and liabilities for enacted
   tax rate change                                                                              2.2
State and local taxes, net
   of federal tax benefit                                          3.9           (4.8)         (2.0)
Permanent differences from applying
   purchase accounting                                             3.2           23.7           3.5
Effect of valuation allowances on
   deferred tax assets, net of
   federal benefit                                                (3.4)           1.1           1.2
Other, net                                                                        2.1          (2.1)
                                                                  38.7%          57.1%        (32.2%)

The Company made income tax payments of $41 million, $3 million, and $33 million, in 1995, 1994, and 1993, respectively.

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes".

The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was to increase net income by $21 million. For 1993, application of SFAS No. 109 increased the pretax loss by $14 million because of increased depreciation expense as a result of the requirement to report assets acquired in prior business combinations at pretax amounts.

6.  -- Employee Benefit Plans

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

Assumptions used in the accounting for the defined benefit plans were:

                                                                   1995           1994         1993
Weighted average discount rate                                     7.25%           8.5%         7.6%
Rate of increase in compensation levels                             4.0%           5.0%         4.0%
Expected long-term rate of return on assets                         9.5%          10.0%        10.0%

The components of net pension income for the defined benefit plans and the total contributions charged to pension expense for the multi-employer plans follow:

                                                                     Year Ended December 31,
                                                                    1995           1994         1993
Defined benefit plans:
   Service cost - benefits earned during the period                $  13           $ 14         $ 13
   Interest cost on projected benefit obligations                     59             54           54
   Actual return on plan assets                                     (155)            (8)         (91)
   Net amortization and deferral                                      75            (71)           9
Multi-employer plans                                                   2              2            2
   Net pension income                                              $  (6)          $ (9)        $(13)

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31 for the Company's and its subsidiaries' defined benefit pension plans:

                                                                            1995                1994
Actuarial present value of benefit obligations:
   Vested benefit obligations                                               $781                $632

   Accumulated benefit obligations                                          $820                $670

Projected benefit obligations                                               $857                $700
Plan assets at fair value                                                    845                 740
Plan assets (less than) in excess of
   projected benefit obligations                                             (12)                 40
Unrecognized net loss                                                        119                  63
Unrecognized net asset at December 31,
   being recognized over 14 to 15 years                                      (21)                (25)
Net pension asset                                                           $ 86                $ 78

Approximately 41% of plan assets at December 31, 1995 are invested in cash equivalents or debt securities and 59% are invested in equity securities, including common stock of JS Group having a market value of $78 million.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match, which is paid in Company stock, is 50% of each participant's contributions up to an annual maximum. The Company's expense for the savings plans totalled $6 million, $5 million, and $5 million in 1995, 1994, and 1993, respectively.

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

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires companies to accrue the expected cost of retiree benefit payments, other than pensions, during employees' active service period. The Company elected to immediately recognize the accumulated liability, measured as of January 1, 1993. The cumulative effect of this change in accounting principle resulted in a charge of $37 million (net of income tax benefits of $22 million). The Company had previously recorded an obligation of $36 million in connection with prior business combinations.

The following table sets forth the accumulated postretirement benefit obligation ("APBO") with respect to these benefits as of December 31:

                                                                            1995                1994
Retirees                                                                    $ 56                $ 52
Active employees                                                              38                  34
Total accumulated postretirement benefit obligation                           94                  86
Unrecognized net gain                                                          6                  13
Accrued postretirement benefit cost                                         $100                $ 99

Net periodic postretirement benefit cost included the following components:

                                                                            1995                1994
Service cost - benefits earned during the period                             $ 1                 $ 2
Interest cost on accumulated postretirement
   benefit obligation                                                          7                   7
Net amortization                                                              (1)                 (1)
Net periodic postretirement benefit cost                                     $ 7                 $ 8

A weighted-average discount rate of 7.25% and 8.5% was used in determining the APBO at December 31, 1995 and 1994, respectively. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits ("health care cost trend rate") was 9.5%, with an annual decline of 1% until the rate reaches 4.25% in the year 2001. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1995 by $2 million and have no effect on the annual net periodic postretirement benefit cost for 1995.

1992 Stock Option Plan
Under the 1992 Stock Option Plan (the "Plan"), selected employees of the Company and its affiliates and subsidiaries are granted non-qualified stock options to acquire shares of common stock of the Company. The stock options are exercisable at a price equal to the fair market value, as defined, of the Company's common stock on the date of grant. The options vest pursuant to the schedule set forth for each option and expire upon the earlier of twelve years from the date of grant or termination of employment, death or disability. At December 31, 1995, 8,049,306 shares of common stock were reserved for issuance under the Plan, including 2,417,838 shares available for the granting of options. The stock options become exercisable upon the earlier of the occurrence of certain trigger dates, as defined, or eleven years from the date of grant. At December 31, 1995, 486,103 options were exercisable, and no options were exercisable at December 31, 1994.

Additional information relating to the Plan restated to reflect the results of the Reclassification is as follows:

                                                           Shares Under                   Option
                                                              Option                   Price Range

Outstanding at December 31, 1992                              5,026,450                     $10.00
  Granted
  Exercised
  Cancelled                                                      84,300                      10.00
Outstanding at December 31, 1993                              4,942,150                     $10.00
  Granted                                                       640,250                      12.50
  Exercised
  Cancelled                                                      51,145              10.00 - 12.50
Outstanding at December 31, 1994                              5,531,255             $10.00 - 12.50
   Granted                                                      141,750              14.31 - 17.63
   Exercised                                                        694                      10.00
   Cancelled                                                     40,843              10.00 - 17.63
Outstanding at December 31, 1995                              5,631,468             $10.00 - 17.63

7.  -- Related Party Transactions

Transactions with JS Group
Transactions with JS Group, its subsidiaries and affiliated companies were as follows:

                                                             Year Ended December 31,
                                                                          1995         1994       1993
Product sales                                                             $ 44          $36        $18
Product and raw material purchases                                         108           71         49
Management services income                                                   4            4          6
Charges from JS Group for services provided                                  1            1
Charges from JS Group for letter of credit,
   commitment fees and related expenses                                                   3          3
Charges to JS Group for costs pertaining to
   the Fernandina No. 2 paperboard machine                                  57           54         62
Receivables at December 31                                                   3            4          2
Payables at December 31                                                     13           11         12

Product sales to and purchases from JS Group, its subsidiaries, and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

The Company provides certain subsidiaries and affiliates of JS Group with general management and elective management services under separate Management Services Agreements. In consideration for general management services, the Company is paid a fee up to 2% of the subsidiaries' or affiliates' gross sales. In consideration for elective services, the Company is reimbursed for its direct cost of providing such services.

An affiliate of JS Group owns the No. 2 paperboard machine that is located in the Company's Fernandina Beach, Florida paperboard mill (the "Fernandina Mill"). Pursuant to an operating agreement between the Company and the affiliate, the Company operates and manages the No. 2 paperboard machine and is compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred by the Company for the entire Fernandina Mill. The compensation is determined by applying various formulas and agreed upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Transactions with Times Mirror
In July 1995, under the terms of a shareholder agreement, JSC (U.S.) acquired the remaining 20% minority interest of Smurfit Newsprint Corporation ("SNC") from The Times Mirror Company ("Times Mirror"). SNC supplies newsprint to Times Mirror at amounts which approximate prevailing market prices under the terms of a long-term agreement. The obligations of the Company and Times Mirror to supply and purchase newsprint are wholly or partially terminable upon the occurrence of certain defined events. Sales to Times Mirror for 1995, 1994, and 1993 were $189 million, $113 million, and $115 million, respectively.

Transactions with Morgan Stanley & Co.
In connection with the Recapitalization, Morgan Stanley & Co., in its capacity as underwriter of public equity and debt securities, received fees from the Company of $16 million in 1994.

8.  -- Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum lease payments at December 31, 1995, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are $29 million in 1996, $22 million in 1997, $15 million in 1998, $11 million in 1999, $9 million in 2000 and $20 million thereafter.

Net rental expense was $48 million, $46 million, and $45 million, for 1995, 1994, and 1993, respectively.

9. -- Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                                       December 31,
                                                              1995                 1994
                                                  Carrying      Fair      Carrying      Fair
                                                   Amount      Value       Amount       Value
Assets
   Cash and cash equivalents                       $    27      $   27      $   62      $   62
   Unrealized gain on interest
       rate swap agreements                                                                  4

Liabilities
   Long-term debt, including
       current maturities                            2,192       2,184       2,442       2,402
   Unrealized loss on interest
       rate swap agreements                                          5                       8
   Realized loss on interest
       rate swap agreements
       marked to market                                                          4           4

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive, net of accrued interest expense, to terminate the agreements at December 31, 1995 and 1994, taking into account current interest rates and the current creditworthiness of the swap counterparties.

10. -- Restructuring Charge

During 1993, the Company recorded a pretax charge of $96 million to recognize the effects of a restructuring program designed to improve the Company's long-term competitive position. Since 1993, the Company has written down the assets of closed facilities and other nonproductive assets totalling $35 million, and made cash expenditures of $33 million relating to direct expenses associated with plant closures, reductions in workforce, realignment and consolidation of various manufacturing operations. The remaining balance of the restructuring liability at December 31, 1995 was $28 million, the majority of which is expected to be paid in 1996. The restructuring program is proceeding as originally planned, and no significant adjustment to the reserve is anticipated at this time.

11. -- Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. The Company faces potential liability for response costs at various sites with respect to which the Company has received notice that it may be a potentially responsible party ("PRP") as well as contamination of certain Company-owned properties, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRP's at each site, the identity and financial condition of such parties and experience regarding similar matters. No amounts have been recorded for potential recoveries from insurance carriers.

During 1993, the Company recorded a pretax charge of $54 million of which $39 million represents asbestos and PCB removal, solid waste cleanup at existing and former operating sites and expenses for response costs at various sites where the Company has received notice that it is a potentially responsible party. The Company made payments of $9 million and $4 million related to PRP sites and other environmental cleanup in 1995 and 1994, respectively.

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

In the fourth quarter of 1995, the Company recorded a pretax charge totalling $25 million related to product quality matters and failure to follow proper manufacturing and internal procedures in an immaterial non-core product line. The Company is continuing to further evaluate this issue and expects to conclude its review during the second fiscal quarter. Based upon the information currently available to management, the Company believes the reserve is adequate but intends to reevaluate the adequacy of the reserve at the conclusion of its review.

12. -- Business Segment Information

The Company's principal lines of business are paperboard/packaging products and newsprint. The paperboard/packaging products segment includes the manufacture and distribution of containerboard, boxboard and cylinderboard, corrugated containers, folding cartons, fiber partitions, spiral cores and tubes, labels and flexible packaging. The newsprint segment includes the manufacture and distribution of newsprint. A summary by business segment of net sales, income (loss) from operations, identifiable assets, capital expenditures and depreciation, depletion and amortization follows:

                                                                        Year Ended December 31,
                                                               1995             1994           1993
Net sales
   Paperboard/packaging products                              $3,706           $2,974         $2,699
   Newsprint                                                     387              259            248
                                                              $4,093           $3,233         $2,947

Income (loss) from operations
   Paperboard/packaging products                              $  604           $  308         $   13
   Newsprint                                                      26              (17)           (22)
       Total income (loss) from operations                       630              291             (9)
Interest expense                                                (234)            (269)          (254)
Other, net                                                         7                6              5
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting changes                                $  403           $   28         $ (258)

Identifiable assets
   Paperboard/packaging products                              $2,294           $2,256         $2,153
   Newsprint                                                     248              231            225
   Corporate assets                                              241              272            219
                                                              $2,783           $2,759         $2,597

Capital expenditures
   Paperboard/packaging products                              $  137           $  146         $  107
   Newsprint                                                      17               17             10
                                                              $  154           $  163         $  117

Depreciation, depletion and amortization
   Paperboard/packaging products                              $  122           $  115         $  115
   Newsprint                                                      17               16             16
                                                              $  139           $  131         $  131

Sales and transfers between segments are not material. Export sales are less than 10% of total sales. Corporate assets consist principally of cash and cash equivalents, deferred income taxes, deferred debt issuance costs and other assets which are not specific to a segment.

13. -- Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                            First     Second      Third     Fourth
                                                      Quarter       Quarter      Quarter       Quarter

1995
   Net sales                                             $986        $1,083       $1,051          $973
   Gross profit                                           187           228          245           211
   Income from operations                                 126           165          185           154
   Income before extraordinary item                        39            66           77            65
   Loss from early extinguishment
       of debt                                                                        (3)           (1)
   Net income                                              39            66           74            64

   Income per share before
       extraordinary item                                 .35           .60          .70           .58
   Net income per share                                   .35           .60          .67           .57

1994
   Net sales                                             $728          $766         $858          $881
   Gross profit                                            98           111          136           169
   Income from operations                                  47            56           80           108
   Income (loss) before
      extraordinary item                                  (12)           (9)           6            27
   Loss from early extinguishment
       of debt                                                          (51)                        (4)
   Net income (loss)                                      (12)          (60)           6            23

   Income (loss) per share before
       extraordinary item                                (.15)         (.08)         .05           .24
   Net income (loss) per share                           (.15)         (.60)         .05           .21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names and ages of the directors of the Company.

                                   Name               Age
                             Michael W.J. Smurfit      59
                             Howard E. Kilroy          60
                             James E. Terrill          62
                             James R. Thompson         59
                             Donald P. Brennan         55
                             Alan E. Goldberg          41
                             David R. Ramsay           32
                             G. Thompson Hutton        40

The Board of Directors currently consists of eight directors. The directors are classified into three groups: three directors having terms expiring in 1996 (Messrs. Kilroy, Goldberg and Thompson), two directors having terms expiring in 1997 (Messrs. Smurfit and Brennan) and three directors having terms expiring in 1998 (Messrs. Terrill, Ramsay and Hutton).


Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

       Name                  Age                 Position
Michael W.J. Smurfit         59        Chairman of the Board and Director
James E. Terrill             62        President, Chief Executive Officer and Director
Richard W. Graham            61        Senior Vice President
James P. Davis               40        Vice President and General Manager - Consumer
                                       Packaging Division
Raymond G. Duffy             54        Vice President - Planning
John R. Funke                54        Vice President and Chief Financial Officer
Richard J. Golden            53        Vice President - Purchasing
Michael F. Harrington        55        Vice President - Personnel and Human Resources
Charles A. Hinrichs          42        Vice President and Treasurer
F. Scott Macfarlane          50        Vice President and General Manager - Folding
                                       Carton and Boxboard Mill Division
Edward F. McCallum           61        Vice President and General Manager - Container
                                       Division
Lyle L. Meyer                59        Vice President
Patrick J. Moore             41        Vice President and General Manager - Industrial
                                       Packaging Division
David C. Stevens             61        Vice President and General Manager -
                                       Reclamation Division
Truman L. Sturdevant         61        Vice President and General Manager of SNC
Michael E. Tierney           47        Vice President, General Counsel and Secretary
Richard K. Volland           57        Vice President - Physical Distribution
William N. Wandmacher        53        Vice President and General Manager -
                                       Containerboard Mill Division
Gary L. West                 53        Vice President - Sales and Marketing

Biographies

Donald P. Brennan has been a Director of the Company since 1989. Mr. Brennan is an Advisory Director of Morgan Stanley & Co. Inc. ("MS&Co."). He was Managing Director of MS&Co. from 1984 to February 1996, responsible for MS&Co.'s Merchant Banking Division. He is Chairman and President of Morgan Stanley Leveraged Equity Fund II, Inc. ("MSLEF II, Inc.") and Morgan Stanley Capital Partners III, Inc. ("MSCP III, Inc."). Mr. Brennan serves as Director of Fort Howard Corporation, PSF Finance Holdings, Inc. and SITA Telecommunications Holdings N.V.

James P. Davis was appointed Vice President and General Manager -
Consumer Packaging Division in November 1995.  He served as
Division Director of Operations from August 1995 to November 1995. Prior to that time, he held various management positions in the Container Division since joining the Company in 1977.

Raymond G. Duffy has been Vice President - Planning since July 1983 and served as Director of Corporate Planning from 1980 to 1983.

John R. Funke has been Vice President and Chief Financial Officer since April 1989 and was Corporate Controller and Secretary from 1982 to April 1989.

Alan E. Goldberg has been a Director of the Company since 1989. Mr. Goldberg joined MS&Co. in 1979 and has been a member of MS&Co.'s Merchant Banking Division since its formation in 1985 and a Managing Director of MS&Co. since 1988. Mr. Goldberg is a Director and a Vice Chairman of MSCP III, Inc. and MSLEF II, Inc. Mr. Goldberg also serves as Director of Amerin Guaranty Corporation, CIMIC Holdings Limited, Centre Cat Limited, Hamilton Services Limited and Risk Management Solutions, Inc.

Richard J. Golden has been Vice President - Purchasing since January 1985 and was Director of Corporate Purchasing from October 1981 to January 1985. In January 1994, he was assigned responsibility for world-wide purchasing for Jefferson Smurfit Group plc ("JS Group"), a public company organized under the laws of the Republic of Ireland.

Richard W. Graham was appointed Senior Vice President in February 1994. He served as Vice President and General Manager - Folding Carton and Boxboard Mill Division from February 1991 to January 1994. Mr. Graham was Vice President and General Manager - Folding Carton Division from October 1986 to February 1991.

Michael F. Harrington was appointed Vice President - Personnel and Human Resources in January 1992. Prior to joining the Company, he was Corporate Director of Labor Relations/Safety and Health with Boise Cascade Corporation for more than 5 years.
Charles A. Hinrichs was appointed Vice President and Treasurer in April 1995. Prior to joining the Company, he was employed by The Boatmen's National Bank of St. Louis for 13 years where most recently he was Senior Vice President and Chief Credit Officer.

G. Thompson Hutton was elected to the Board of Directors in December 1994. Mr. Hutton has been President and Chief Executive Officer of Risk Management Solutions, Inc., an information services company based in Menlo Park, California, since 1991. Prior to that he was a management consultant with McKinsey & Company, Inc. from 1986 to 1991. He also serves as a Trustee of Colorado Outward Bound School.

Howard E. Kilroy has been a Director of the Company since 1989. Mr. Kilroy was Chief Operations Director of JS Group from 1978 until March 1995 and President of JS Group from October 1986 until March 1995. He was a member of the Supervisory Board of Smurfit International B.V. ("SIBV") from January 1978 to January 1992. He was Senior Vice President of the Company for over 5 years. He retired from his executive positions with JS Group and the Company at the end of March 1995, but remains a Director of JS Group and the Company. In addition, he is Governor (Chairman) of Bank of Ireland and a Director of CRH plc.

F. Scott Macfarlane was appointed Vice President and General Manager - Folding Carton and Boxboard Mill Division in November 1995. He served as Vice President and General Manager of the Folding Carton Division from December 1993 to November 1995. Since joining the Company in 1971, he has held increasingly responsible positions within the Folding Carton Division.

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

David R. Ramsay has been a Director of the Company since 1989. Mr. Ramsay joined MS&Co. in 1989 and is a Vice President of MS&Co.'s
Merchant Banking Division.   Mr. Ramsay also serves as a Director
of ARM Financial Group Inc., Integrity Life Insurance Company, National Integrity Life Insurance Company, Consolidated Hydro, Inc., Hamilton Services Limited, Risk Management Solutions, Inc. and PSF Finance Holdings, Inc.

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

James R. Thompson was elected to the Board of Directors in July 1994. He is Chairman of Winston & Strawn, a law firm that regularly represents the Company on numerous matters. He served as Governor of the State of Illinois from 1977 to 1991. Mr. Thompson also serves as a Director of FMC Corporation, the Chicago Board of Trade, International Advisory Council of the Bank of Montreal, Prime Retail, Inc., Pechiney International, Wackenhut Corrections Corporation, Hollinger International, Inc. and Union Pacific Resources, Inc.

Michael E. Tierney has been Vice President, General Counsel and
Secretary since January 1993.  He served previously as Senior
Counsel and Assistant Secretary since joining the Company in 1987.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is set forth under the captions "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Appointment Committee Interlocks and Insider Participation" in JSC's proxy statement in connection with the Annual Meeting of Stockholders to be held on May 9, 1996, which will be filed with the Securities and Exchange Commission on or before April 30, 1996 (the "Proxy Statement"), and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required in response to this item is set forth under the caption "Principal Stockholders" in JSC's Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is set forth under the caption "Certain Transactions" in JSC's Proxy Statement and is incorporated herein by reference.

                                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item are included in Item
          8 on page 22.
          (3)  Exhibits.
 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-57085)).
 3.2         By-laws of the Company (incorporated by reference to Exhibit
             4.2 to the Company's Registration Statement on Form S-8 (File No. 33-57085)).
 4.1 Certificate for the Company's Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 33-57085)).
10.1 Second Amended and Restated Organization Agreement, as of August 26, 1992, among JSC (U.S.), Container Corporation of America ("CCA"), MSLEF II, Inc., SIBV, the Company and The Morgan Stanley Leveraged Equity Fund II, L.P). ("MSLEF II") (incorporated by reference to Exhibit 10.1(d) to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1992).
10.2 Stockholders Agreement among the Company, SIBV, MSLEF II and certain related entities (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.3 Registration Rights Agreement among the Company, MSLEF II and SIBV (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.4 Subscription Agreement among the Company, JSC (U.S.), CCA and SIBV (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.5(a) Restated Newsprint Agreement, dated January 1, 1990, by and between SNC and The Times Mirror Company (incorporated by reference to Exhibit 10.39 to JSC (U.S.)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990). Portions of this exhibit have been excluded pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
10.5(b) Amendment No. 1 to the Restated Newsprint Agreement (incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.6 Operating Agreement, dated as of April 30, 1992, by and between CCA and Smurfit Paperboard, Inc. (incorporated by reference to Exhibit 10.42 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended March 31, 1992).
10.7 Deferred Compensation Agreement, dated January 1, 1979, between JSC (U.S.) and James B. Malloy, as amended and effective November 10, 1983 (incorporated by reference to Exhibit 10(m) to JSC (U.S.)'s Registration Statement on Form S-1 (File No. 2-86554)).
10.8(a) JSC (U.S.) Deferred Compensation Capital Enhancement Plan (incorporated by reference to Exhibit 10(r) to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1985).
10.8(b) Amendment No. 1 to the Deferred Compensation Capital Enhancement Plan (incorporated by reference to Exhibit 10.37 to JSC (U.S.)/CCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.9(a) JSC (U.S.) Deferred Director's Fee Plan (incorporated by reference to Exhibit 10.33 to JSC (U.S.)/CCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.9(b) Amendment No. 1 to JSC (U.S.) Deferred Director's Fee Plan (incorporated by reference to Exhibit 10.34 to JSC (U.S.)/CCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
10.10        Jefferson Smurfit Corporation (U.S.) Management Incentive
             Plan.
10.11 Jefferson Smurfit Corporation (U.S.) 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.12 Rights Agreement, dated as of April 30, 1992, among CCA, Smurfit Paperboard, Inc. and Bankers Trust Company, as collateral trustee (incorporated by reference to Exhibit
             10.43 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended March 31, 1992).
10.13(a)     1992 SIBV/MS Holdings, Inc. Stock Option Plan
             (incorporated by reference to Exhibit 10.48 to JSC
             (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1992).
10.13(b)     Amendment No. 1 to 1992 SIBV/MS Holdings, Inc. Stock
             Option Plan (incorporated by reference to Exhibit
             10.16(b) to the Company's Registration Statement on Form
             S-1 (File No. 33-75520)).
10.14 Credit Agreement, among JSCE, JSC (U.S.) and the banks parties thereto (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.14(a) Consent and Amendment No. 1 dated as of February 23, 1995 to the Credit Agreement among JSCE, JSC (U.S.) and the banks parties thereto.
10.14(b) Waiver and Amendment No. 2 dated as of June 9, 1995 to the Credit Agreement among JSCE, JSC (U.S.) and the banks parties thereto.
10.14(c) Waiver and Amendment No. 3 dated as of July 14, 1995 to the Credit Agreement among JSCE, JSC (U.S.) and the banks parties thereto.
10.14(d)     Amendment No. 4 dated as of October 16, 1995 to the
             Credit Agreement among JSCE, JSC (U.S.) and the banks parties thereto.
10.14(e)     Amendment No. 5 dated as of January 31, 1996 to the
             Credit Agreement among JSCE, JSC (U.S.) and the banks parties thereto.
11.1         Calculation of Historical Per Share Earnings.
18.1 Letter regarding change in accounting for pension plans (incorporated by reference to Exhibit 18.1 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1993).
21.1         Subsidiaries of the Company.
23.1         Consent of Independent Auditors.
24.1         Powers of Attorney.
27.1         Financial Data Schedule.

(b)          Report on Form 8-K.
    The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE   March 8, 1996             JEFFERSON SMURFIT CORPORATION
                                            (Registrant)

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

          SIGNATURE            TITLE                                   DATE


         *                    Chairman of the Board
   Michael W. J. Smurfit      and Director

         *                    President, Chief Executive Officer
   James E. Terrill           and Director (Principal Executive
                              Officer)

/s/ John R. Funke             Vice-President and Chief          March 8, 1996
    John R. Funke             Financial Officer (Principal
                              Accounting Officer)

        *                     Director
    Howard E. Kilroy


        *                     Director
    Donald P. Brennan


        *                     Director
    Alan E. Goldberg


        *                     Director
    David R. Ramsay


        *                     Director
    James R. Thompson

        *                     Director
    G. Thompson Hutton


* By /s/ John R. Funke      , pursuant to Powers of Attorney
         John R. Funke        filed as part of the Form 10-K.
     As Attorney in Fact

                                        JEFFERSON SMURFIT CORPORATION
                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                (In Millions)





       Column A                         Column B           Column C               Column D       Column E
                                       Balance at
                                      Beginning of                 Charged
                                       Period, as     Charged to   to Other       Deductions     Balance
                                       Previously     Costs and    Accounts       Describe       at End
      Description                       Reported      Expenses     Describe          <fn1>       of Period

   Year ended December 31, 1995
   Allowance for doubtful accounts           $  9            $  1          $            $  1          $  9

   Year ended December 31, 1994
   Allowance for doubtful accounts           $  9            $  1          $            $  1          $  9

   Year ended December 31, 1993
   Allowance for doubtful accounts           $  8            $  4          $            $  3          $  9






<fn1>  Uncollectible amounts written off, net of recoveries.