Form 10-Q
period 1996-03-31
JEFFERSON SMURFIT CORP /DE/
filed 1996-04-30
CIK 919226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended March 31, 1996
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of March 31, 1996, the registrant had outstanding
110,989,156 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                         JEFFERSON SMURFIT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share data)
                                  (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                         1996       1995

Net sales                                               $ 916      $ 986

Costs and expenses
   Cost of goods sold                                     711        799
   Selling and administrative expenses                     67         61

      Income from operations                              138        126

Other income (expense)
   Interest expense                                       (51)       (63)
   Other, net                                                          2


      Income before income taxes                           87         65

Provision for income taxes                                 34         26

      Net income                                        $  53      $  39


Net income per share of common stock                    $ .48      $ .35

Weighted average shares outstanding                       111        111


See note to consolidated financial statements.

                             JEFFERSON SMURFIT CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                           (In millions, except share data)


                                                          March 31,         December 31,
                                                            1996                1995
     ASSETS                                             (unaudited)
Current assets
  Cash and cash equivalents                              $    15             $    27
  Receivables, less allowances of
    $9 in 1996 and 1995                                      327                 339
  Inventories
    Work-in-process and finished goods                        87                  85
    Materials and supplies                                   132                 139
                                                             219                 224
  Deferred income taxes                                       42                  45
  Prepaid expenses and other current assets                    9                   9
    Total current assets                                     612                 644

Net property, plant and equipment                          1,453               1,456

Timberland, less timber depletion                            263                 258

Goodwill, less accumulated amortization of
  $44 in 1996 and $42 in 1995                                251                 253
Other assets                                                 166                 172
                                                         $ 2,745             $ 2,783

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current maturities of long-term debt                   $     6             $    81
  Accounts payable                                           293                 290
  Accrued compensation and payroll taxes                      96                 101
  Interest payable                                            52                  37
  Other accrued liabilities                                  118                  88
    Total current liabilities                                565                 597

Long-term debt, less current maturities                    2,044               2,111

Other long-term liabilities                                  229                 234

Deferred income taxes                                        341                 328

Stockholders' deficit
  Preferred stock, par value $.01 per share;
    50,000,000 shares authorized; none issued
    and outstanding
  Common stock, par value $.01 per share;
    250,000,000 shares authorized; 110,989,156
    issued and outstanding in 1996 and 1995                    1                   1
  Additional paid-in capital                               1,168               1,168
  Retained earnings (deficit)                             (1,603)             (1,656)
    Total stockholders' deficit                             (434)               (487)
                                                         $ 2,745             $ 2,783

See note to consolidated financial statements.

                              JEFFERSON SMURFIT CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)



                                                           Three months ended
                                                               March 31,
                                                            1996        1995

Cash flows from operating activities
  Net income                                               $   53    $   39
  Adjustments to reconcile net income to
  net cash provided by operating activities
     Depreciation, depletion and amortization                  33        34
     Amortization of deferred debt issuance costs               4         3
     Deferred income taxes                                     15        28
     Non-cash employee benefit (income) expense                 3        (2)
     Change in current assets and liabilities,
        net of effects from acquisitions
           Receivables                                         12       (64)
           Inventories                                          5       (34)
           Prepaid expenses and other current assets                     (2)
           Accounts payable and accrued liabilities             7        23
           Interest payable                                    16        23
           Income taxes payable                                16        (4)
     Other, net                                                          (2)
  Net cash provided by operating activities                   164        42

Cash flows from investing activities
  Property additions                                          (25)      (33)
  Timberland additions                                         (9)       (6)
  Acquisitions                                                           (4)
  Proceeds from property and timberland disposals               1         2
  Net cash used for investing activities                      (33)      (41)

Cash flows from financing activities
  Proceeds from long-term borrowings                                    213
  Repayment of long-term debt                                (143)     (258)
  Deferred debt issuance costs                                           (3)
  Net cash used for financing activities                     (143)      (48)

Decrease in cash and cash equivalents                         (12)      (47)
Cash and cash equivalents
  Beginning of period                                          27        62
  End of period                                            $   15    $   15


See note to consolidated financial statements.

                         JEFFERSON SMURFIT CORPORATION
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
               (Tabular amounts in millions, except share data)
                                  (Unaudited)


1. -- Basis of Presentation

The accompanying consolidated financial statements of Jefferson Smurfit Corporation ("JSC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 8, 1996 with the Securities and Exchange Commission.

JSC owns 100% of the equity interest in JSCE, Inc. JSC has no operations other than its investment in JSCE, Inc. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). JSC (U.S.) has extensive operations throughout the United States. JSCE, Inc. has no operations other than its investment in JSC (U.S.).

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

                                        Three months ended March 31,
(In millions)                           1996                  1995
                                            Income                Income
                                   Net       from         Net      from
                                  sales    operations    sales   operations

Paperboard/Packaging Products      $ 821      $ 112      $ 906     $ 123
Newsprint                             95         26         80         3
  Total net sales                  $ 916      $ 138      $ 986     $ 126


For the three months ended March 31, 1996, net sales of the Company were $916 million, a decrease of 7.1% compared to the same period last year. Income from operations was $138 million, an improvement of 9.5% compared to last year. Net income was $53 million, an increase of 35.9% compared to last year. Increases (decreases) in sales for each of the Company's segments are discussed below.


(In millions)
                                        Paperboard/
                                         Packaging
Increase(decrease due to:                Products    Newsprint     Total

 Sales price and product mix                $ (57)      $ 27       $ (30)
 Sales volume                                 (17)       (12)        (29)
 Acquisitions and new facilities                1                      1
 Closed or sold facilities                    (12)                   (12)
   Total net sales increase(decrease)       $ (85)      $ 15       $ (70)

Paperboard/Packaging Products Segment Sales
Net sales of the Paperboard/Packaging Products segment for the first quarter of 1996 were $821 million, a decrease of 9.4% compared to last year. The decrease was due primarily to lower prices for containerboard and reclamation products.

Net sales of containerboard and corrugated shipping containers in the first quarter of 1996 decreased 6.7% compared to 1995 due primarily to sales price and volume. Demand for containerboard products, which slowed in the fourth quarter of 1995 in response to the soft overall economy, stayed relatively weak during the first quarter. Shipments of corrugated shipping containers for the first quarter were down 4.2% compared to last year. Linerboard prices declined steadily, from approximately $490/ton at December 31, 1995 to approximately $430/ton at March 31, 1996.

Net sales of reclamation and timber products in the first quarter of 1996 decreased 46.9% compared to 1995, due primarily to sales price. The price of reclaimed fiber decreased significantly compared to last year due to lower demand as a result of extensive mill downtime taken this year, primarily in the containerboard industry.

Net sales of the Company's other major products in the paperboard/packaging products segment in the first quarter of 1996 increased 2.1% compared to last year.

Newsprint Segment Sales
Net sales of the Newsprint segment for the first quarter of 1996 were $95 million, an increase of 19% compared to last year. The increase was due to higher prices for newsprint products.

Costs and Expenses
Cost of goods sold for the three months ended March 31, 1996, as a percent of net sales declined from 81.6% in 1995 to 78.4% in 1996 for the paperboard/packaging products segment due primarily to lower fiber cost, and declined from 92.4% in 1995 to 69.2% in 1996 for the newsprint segment due primarily to higher sales prices. Selling and administrative expenses for both segments as a percent of net sales in the first quarter increased from 6.2% in 1995 to 7.3% in 1996. The increase in selling and administrative expense as a percent of net sales was due primarily to overall lower sales prices, higher personnel costs and inflationary increases in other costs.

Interest expense for the first quarter of 1996 declined $12 million compared to 1995 due primarily to lower average debt levels outstanding and lower effective interest rates.

The Company adopted Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of", in the first quarter of 1996, the effect of which was immaterial.

Statistical Data

(In thousands of tons,                                  Three months ended
 except as noted)                                           March 31,
                                                         1996        1995
Mill production:
   Containerboard                                         473         477
   Recycled boxboard and
     solid bleached sulfate                               196         196
   Newsprint                                              152         156
Corrugated shipping containers
   sold (billion square feet)                             7.2         7.5
Folding cartons sold                                      121         118
Fiber reclaimed and brokered                            1,079       1,072

Liquidity and Capital Resources

The Company's bank credit facility (the "1994 Credit Agreement") includes a $450 million revolving credit facility, a Tranche A Term
Loan and a Tranche B Term Loan (the "Term Loans").  The 1994 Credit
Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases, sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and (v) maintenance of minimum interest coverage ratios. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

Operating activities have historically been the major source of cash for the Company's capital expenditures and debt payments.
Net cash provided by operating activities for the three months ended March 31, 1996 was $164 million compared to $42 million for the same period in 1995.

The ratio of current assets to current liabilities was 1.1 at March
31, 1996, unchanged from December 31, 1995. The most significant change in working capital was the reduction in current maturities of long-term debt, which was lower due primarily to prepayments made on the Term Loans. During the three months ended March 31, 1996, the Company made net long-term debt repayments of $143 million, of which $109 million represented mandatory and optional payments under the 1994 Credit Agreement.

The Company is finalizing negotiations to borrow an additional $80 million under the Tranche B Term Loan and $120 million under a newly created Tranche C Term Loan, each of which will be issued under the 1994 Credit Agreement. The $200 million in new proceeds of these term loans will be used to reduce future scheduled installment payments of the Tranche A Term Loan. The Company expects its annual interest cost to increase by approximately $4 million as a result of the new borrowings. This refinancing is expected to be closed in the second quarter of 1996 and will provide additional financial flexibility to the Company.

At March 31, 1996, the Company had $344 million in unused borrowing capacity under the 1994 Credit Agreement. In addition, the Company had borrowing capacity of $114 million under its accounts receivable securitization program, subject to the Company's level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund capital expenditures.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    a)     The following exhibits are included in this Form 10-Q.
           11.1  Calculation of Per Share Earnings
           27.1  Financial Data Schedule

    b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             JEFFERSON SMURFIT CORPORATION
                                                      (Registrant)





Date  April 30, 1996                             /s/  John R. Funke
                                                      John R. Funke
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)




