Form 10-Q
period 1996-09-30
JEFFERSON SMURFIT CORP /DE/
filed 1996-10-29
CIK 919226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended September 30, 1996
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of September 30, 1996, the registrant had outstanding
110,989,156 shares of common stock, $.01 par value per share.

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             JEFFERSON SMURFIT CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In millions, except per share data)
                                      (Unaudited)



                                               Three months ended   Nine months ended
                                                  September 30,        September 30,
                                                1996        1995      1996       1995

Net sales                                       $ 834      $1,051   $ 2,594    $ 3,120

Costs and expenses
     Cost of goods sold                           683         806     2,083      2,460
     Selling and administrative expenses           65          60       195        184

       Income from operations                      86         185       316        476

Other income (expense)
     Interest expense                             (49)        (59)     (148)      (181)
     Other, net                                     1                     1          2


       Income before income taxes and
         extraordinary item                        38         126       169        297

Provision for income taxes                         16          49        67        115

       Income before extraordinary item            22          77       102        182

Extraordinary item
     Loss from early extinguishment of debt,
       net of income tax benefits                              (3)       (4)        (3)

       Net income                               $  22      $   74   $    98    $   179


Per share of common stock:
     Income before extraordinary item           $ .20       $ .70     $ .92      $1.65
     Extraordinary item                                      (.03)     (.04)      (.03)

     Net income                                 $ .20       $ .67     $ .88      $1.62

Weighted average shares outstanding               111         111       111        111

See note to consolidated financial statements.

                             JEFFERSON SMURFIT CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                           (In millions, except share data)

                                                        September 30,        December 31,
                                                             1996                1995
                                                        (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                              $    10             $    27
  Receivables, less allowances of
    $9 in 1996 and 1995                                      300                 339
  Inventories
    Work-in-process and finished goods                        84                  85
    Materials and supplies                                   112                 139
                                                             196                 224
  Deferred income taxes                                       42                  45
  Prepaid expenses and other current assets                    7                   9
    Total current assets                                     555                 644

Net property, plant and equipment                          1,465               1,456

Timberland, less timber depletion                            258                 258

Goodwill, less accumulated amortization of
  $48 in 1996 and $42 in 1995                                248                 253
Other assets                                                 164                 172
                                                         $ 2,690             $ 2,783

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current maturities of long-term debt                   $     6             $    81
  Accounts payable                                           287                 290
  Accrued compensation and payroll taxes                      99                 101
  Interest payable                                            51                  37
  Other accrued liabilities                                  118                  88
    Total current liabilities                                561                 597

Long-term debt, less current maturities                    1,942               2,111

Other long-term liabilities                                  226                 234

Deferred income taxes                                        350                 328

Stockholders' deficit
  Preferred stock, par value $.01 per share;
    50,000,000 shares authorized; none issued
    and outstanding
  Common stock, par value $.01 per share;
    250,000,000 shares authorized; 110,989,156
    issued and outstanding in 1996 and 1995                    1                   1
  Additional paid-in capital                               1,168               1,168
  Retained earnings (deficit)                             (1,558)             (1,656)
    Total stockholders' deficit                             (389)               (487)
                                                         $ 2,690             $ 2,783

See note to consolidated financial statements.

                             JEFFERSON SMURFIT CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In millions)
                                      (Unaudited)


                                                            Nine months ended
                                                              September 30,
                                                             1996        1995

Cash flows from operating activities
  Net income                                               $   98      $  179
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt        7           6
    Depreciation, depletion and amortization                  101         104
    Amortization of deferred debt issuance costs               10          11
    Deferred income taxes                                      25          79
    Non-cash employee benefit (income) expense                 12          (5)
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                            39         (69)
        Inventories                                            28         (54)
        Prepaid expenses and other current assets                          (1)
        Accounts payable and accrued liabilities               10         (24)
        Interest payable                                       16          18
        Income taxes payable                                    1          10
    Other, net                                                 (3)         (2)
  Net cash provided by operating activities                   344         252

Cash flows from investing activities
  Property additions                                          (88)       (104)
  Timberland additions                                        (14)        (14)
  Construction funds held in escrow                            (8)
  Investment in affiliates and acquisitions                               (33)
  Proceeds from property and timberland disposals               5           8
  Net cash used for investing activities                     (105)       (143)

Cash flows from financing activities
  Proceeds from long-term borrowings                          261         227
  Repayment of long-term debt                                (511)       (379)
  Deferred debt issuance costs                                 (6)         (4)
  Net cash used for financing activities                     (256)       (156)

Decrease in cash and cash equivalents                         (17)        (47)
Cash and cash equivalents
  Beginning of period                                          27          62
  End of period                                            $   10      $   15


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

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
(In millions)                         Three months ended     Nine months ended
                                        September 30,          September 30,
                                        1996       1995        1996       1995
Net sales
  Paperboard/Packaging Products        $ 755      $  949     $2,346     $2,847
  Newsprint                               79         102        248        273
  Total net sales                      $ 834      $1,051     $2,594     $3,120


Income from operations
  Paperboard/Packaging Products        $  78      $  173     $  263     $  454
  Newsprint                                8          12         53         22
  Total income from operations         $  86      $  185     $  316     $  476

Net sales of the Company for the three months and nine months ended September 30, 1996 declined 21% and 17%, respectively, compared to last year. The decreases in net sales were due primarily to lower product pricing, particularly for containerboard, corrugated shipping containers and reclaimed fiber. Sales volume improved in the paperboard/packaging products segment in the third quarter, particularly for corrugated shipping containers. The changes in net sales for each of the Company's segments are summarized in the chart below.

Income from operations of the Company for the three months and nine months ended September 30, 1996 declined 54% and 34%, respectively, compared to last year. The decreases in income from operations were due primarily to the lower prices for containerboard and corrugated shipping containers. The lower prices for reclaimed fiber had a favorable effect on income from operations by reducing fiber cost at the Company's paper mills.

(In millions)                             Change in net sales analysis
                                     Three months              Nine months
                                 1996 compared to 1995    1996 compared to 1995
Sales price and product mix
  Paperboard/Packaging Products         $(246)                     $(537)
  Newsprint                               (16)                        15
                                         (262)                      (522)

Sales volume
  Paperboard/Packaging Products            63                         73
  Newsprint                                (7)                       (40)
                                           56                         33

Acquisitions and new facilities
  Paperboard/Packaging Products             1                          3

Closed or sold facilities
  Paperboard/Packaging Products           (12)                       (40)

  Total net sales decrease              $(217)                     $(526)

Paperboard/Packaging Products Segment Sales
Net sales in the Paperboard/Packaging Products segment for the three months and nine months ended September 30, 1996 declined 20% and 18%, respectively, compared to last year. The declines for both periods were due primarily to lower prices for containerboard, corrugated shipping containers and reclaimed fiber.

Net sales of containerboard and corrugated shipping containers for the three months and nine months ended September 30, 1996 decreased 24% and 17%, respectively. Prices of containerboard and corrugated shipping containers have been under severe pressure this year due to weak market conditions and excess capacity within the containerboard industry. Domestic containerboard prices were approximately $200/ton lower in September 1996 compared to September 1995 and the average price of corrugated shipping containers in the third quarter of 1996 was 24% lower compared to the peak levels of the third quarter last year. There were signs of increasing demand, however, during the third quarter, with corrugated shipping container sales volume higher than last year by 6%. For the nine months ended September 30, 1996, corrugated shipping container sales volume was higher than last year by 1%.

Net sales of reclaimed fiber for the three months and nine months ended September 30, 1996 decreased 54% and 59%, respectively. Recycled fiber prices decreased significantly compared to last year due to lower demand as a result of extensive mill downtime taken by domestic paper mills in the containerboard and newsprint industries. On average, recycled fiber prices in the third quarter of 1996 were lower by 60% compared to the third quarter of last year.

Net sales of the Company's other major products in the Paperboard/Packaging Products segment for the three months and nine months ended September 30, 1996 were comparable to last year.


Newsprint
Net sales in the Newsprint segment for the three months and nine months ended September 30, 1996 declined 23% and 9%, respectively, compared to last year. The decline in the third quarter was due primarily to an 18% decline in average newsprint prices and mill downtime taken in response to reduced demand in 1996. On a cumulative basis through September 1996, the average price of newsprint was higher than last year by 6%.


Costs and Expenses
Compared to last year, cost of goods sold as a percent of net sales for the Paperboard/Packaging Products segment increased for the three months ended September 30 from 72% in 1995 to 81% in 1996 and for the nine months ended September 30 from 78% in 1995 to 81% in 1996. For the Newsprint segment, cost of goods sold as a percent of net sales increased from 84% in 1995 to 86% in 1996 for the three months ended September 30 and decreased from 88% in 1995 to 76% in 1996 for the nine months ended September 30.

The increases in the cost of goods sold as a percent of net sales for the periods shown were due primarily to lower sales prices.
The lower prices for recycled fiber resulted in lower fiber cost at the Company's recycled paper mills, which partially offset the lower pricing for other products. The Newsprint segment was also negatively affected by market related downtime during the third quarter of 1996. The decrease in the cost of goods sold as a percent of net sales for the newsprint segment for the nine months ended September 30, 1996 compared to last year was due to higher average sales prices.

Selling and administrative expenses as a percent of net sales for the three months and nine months ended September 30, 1996 increased compared to last year due primarily to overall lower sales prices, higher personnel costs and inflationary increases in other costs.

Interest expense for the three months and nine months ended
September 30, 1996 declined $10 million and $33 million, respectively due primarily to lower average debt levels outstanding and lower effective interest rates.

In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of", the effect of which was immaterial.

Statistical Data                    Three months ended       Nine months ended
(In thousands of tons,                  September 30,           September 30,
 except as noted)                   1996        1995         1996        1995

Mill production:
  Containerboard                     510         505        1,463       1,458
  Recycled boxboard and
    solid bleached sulfate           198         197          579         588
  Newsprint                          142         157          417         464
Corrugated shipping containers
    sold (billion square feet)       7.8         7.3         22.5        22.2
Folding cartons sold                 118         119          350         352
Fiber reclaimed and brokered       1,135       1,070        3,270       3,265


Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the nine months ended September 30, 1996 of $344 million and excess cash at the end of 1995 were used primarily to fund capital investments of $102 million and to make net debt repayments of $250 million.

As a result of debt prepayments and refinancing, the aggregate annual maturities of long term debt as of September 30, 1996, were $8 million in 1997 and $14 million in 1998.

In May 1996, Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") amended and restated its bank credit facility (the "1994 Credit Agreement"). The 1994 Credit Agreement includes a $450 million revolving credit facility, a Tranche A Term Loan, a Tranche B Term Loan and a Tranche C Term Loan. The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization, and (v) maintenance of minimum interest coverage ratios. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

At September 30, 1996, JSC (U.S.) had $354 million in unused borrowing capacity pursuant to the revolving credit facility under the 1994 Credit Agreement. In addition, Jefferson Smurfit Finance Corporation ("JSFC") had additional borrowing capacity of $120 million under its accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund anticipated capital expenditures.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Mr. Patrick J. Moore has been appointed Vice President and Chief Financial Officer of the Company effective October 1, 1996. He replaces Mr. John R. Funke, who will remain a Vice President until April 30, 1997, when he will retire.

Item 6.  Exhibits and Reports on Form 8-K

    a)     The following exhibits are included in this Form 10-Q.
           10.1   JSC (U.S.) Deferred Compensation Plan.
           11.1   Calculation of Per Share Earnings.
           27.1   Financial Data Schedule.

    b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    JEFFERSON SMURFIT CORPORATION
                                            (Registrant)





Date     October 29, 1996            /s/  Patrick J. Moore
                                          Patrick J. Moore
                                           Vice President
                                       and Chief Financial Officer
                                     (Principal Accounting Officer)