Form 10-Q
period 1997-03-31
JEFFERSON SMURFIT CORP /DE/
filed 1997-04-30
CIK 919226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q





[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended March 31, 1997
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of March 31, 1997, the registrant had outstanding
110,989,156 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         JEFFERSON SMURFIT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share data)
                                  (Unaudited)


                                                       Three months ended
                                                           March 31,
                                                        1997         1996

Net sales                                              $ 778        $ 916

Costs and expenses
  Cost of goods sold                                     675          711
  Selling and administrative expenses                     64           67

    Income from operations                                39          138

Interest expense, net                                    (47)         (51)

    Income (loss) before income taxes                     (8)          87

Provision for (benefit from) income taxes                 (1)          34

    Net income (loss)                                  $  (7)       $  53



Net income (loss) per share of common stock              $(.06)     $ .48

Weighted average shares outstanding                      111          111

See note to consolidated financial statements.

                              JEFFERSON SMURFIT CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                            (In millions, except share data)

                                                          March 31,        December 31,
                                                            1997              1996
                                                        (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                              $    15           $    12
  Receivables, less allowances of
    $9 in 1997 and 1996                                      272               279
  Refundable income taxes                                      9                 1
  Inventories
    Work-in-process and finished goods                        85                81
    Materials and supplies                                   130               126
                                                             215               207
  Deferred income taxes                                       44                46
  Prepaid expenses and other current assets                    8                 7
    Total current assets                                     563               552

Net property, plant and equipment                          1,480             1,466

Timberland, less timber depletion                            263               263

Goodwill, less accumulated amortization of
  $52 in 1997 and $50 in 1996                                245               246
Other assets                                                 156               161
                                                         $ 2,707           $ 2,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current maturities of long-term debt                   $     9           $    10
  Accounts payable                                           295               290
  Accrued compensation and payroll taxes                      87                92
  Interest payable                                            53                30
  Other accrued liabilities                                  100               103
    Total current liabilities                                544               525

Long-term debt, less current maturities                    1,945             1,934

Other long-term liabilities                                  234               241

Deferred income taxes                                        366               363

Stockholders' deficit
  Preferred stock, par value $.01 per share;
    50,000,000 shares authorized; none issued
    and outstanding
  Common stock, par value $.01 per share;
    250,000,000 shares authorized; 110,989,156
    issued and outstanding in 1997 and 1996                    1                 1
  Additional paid-in capital                               1,168             1,168
  Retained earnings (deficit)                             (1,551)           (1,544)
    Total stockholders' deficit                             (382)             (375)
                                                         $ 2,707           $ 2,688

See note to consolidated financial statements.

                              JEFFERSON SMURFIT CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)



                                                           Three months ended
                                                               March 31,
                                                            1997         1996

Cash flows from operating activities
  Net income (loss)                                        $   (7)     $   53
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt                    1
    Depreciation, depletion and amortization                   35          33
    Amortization of deferred debt issuance costs                3           4
    Deferred income taxes                                       4          15
    Non-cash employee benefit expense                           2           3
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                             6          12
        Inventories                                            (7)          5
        Prepaid expenses and other current assets              (1)         (1)
        Accounts payable and accrued liabilities               (8)          7
        Interest payable                                       23          16
        Income taxes payable                                   (9)         16
  Net cash provided by operating activities                    41         164

Cash flows from investing activities
  Property additions                                          (32)        (25)
  Timberland additions                                         (5)         (9)
  Construction funds held in escrow                             2
  Acquisition of businesses, net of cash acquired              (9)
  Proceeds from property and timberland disposals                           1
  Net cash used for investing activities                      (44)        (33)

Cash flows from financing activities
  Net repayments under Accounts Receivable
    Securitization Program                                     (3)        (18)
  Borrowings (repayments) of long-term debt                     9        (125)
  Net cash provided by (used for) financing activities          6        (143)

Increase (decrease) in cash and cash equivalents                3         (12)
Cash and cash equivalents
  Beginning of period                                          12          27
  End of period                                            $   15      $   15


See note to consolidated financial statements.

                         JEFFERSON SMURFIT CORPORATION
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. -- Basis of Presentation

The accompanying consolidated financial statements of Jefferson Smurfit Corporation ("JSC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on February 26, 1997 with the Securities and Exchange Commission.

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

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

                                        Three months ended March 31,
(In millions)                           1997                  1996
                                            Income                Income
                                   Net       from         Net      from
                                  sales    operations    sales   operations

Paperboard/Packaging Products      $ 711      $  39      $ 821     $ 112
Newsprint                             67                    95        26
  Total                            $ 778      $  39      $ 916     $ 138

Net sales for the Company for the three months ended March 31, 1997, were $778 million, a decrease of 15% compared to the same period last year. The decrease in net sales was due primarily to lower prices for containerboard, corrugated shipping containers and newsprint products. Sales volumes were higher in the first quarter of 1997 compared to last year. The changes in net sales for each of the Company's segments are summarized in the chart below.

Income from operations for the Company was $39 million, a decrease of 72% compared to the same period last year. The decrease in income from operations was due primarily to the lower prices mentioned above.

(In millions)
                                        Paperboard/
                                         Packaging
Increase (decrease) in sales due to:     Products    Newsprint     Total

 Sales price and product mix                $(116)      $(44)      $(160)
 Sales volume                                   8         16          24
 Acquisitions and new facilities                4                      4
 Closed or sold facilities                     (6)                    (6)
   Total net sales decrease                 $(110)      $(28)      $(138)


Paperboard/Packaging Products Segment
For the three months ended March 31, 1997, net sales of the Paperboard/Packaging Products segment decreased 13% compared to the same period in 1996 to $711 million and income from operations decreased 65% compared to the same period in 1996 to $39 million. The decrease in net sales and income from operations of this segment were primarily a result of the significant price reductions for containerboard and corrugated shipping containers. Increases in volume, particularly for reclamation products, partially offset the decline in net sales. Income from operations for the Paperboard/Packaging Products segment for the three months ended March 31, 1997 decreased $73 million compared to the same period last year. The major changes in net sales price and shipments within the product groups of the Paperboard/Packaging Products segment are discussed below.

Net sales of containerboard and corrugated shipping containers for the first three months of 1997 declined $95 million to $347 million, a decrease of 21% compared to the same period of 1996. On average, corrugated shipping container prices decreased 21% and containerboard prices decreased 26%, resulting primarily from excess capacity within the containerboard industry. Linerboard prices declined to approximately $310 per ton in March 1997. Shipments of corrugated shipping containers increased 4% and shipments of containerboard declined 14% compared to last year. Total shipments of containerboard, including integrated sales to the Company's corrugating facilities, were comparable to last year.

Net sales of the Company's other major products in the Paperboard/Packaging Products segment for the three months ended
March 31, 1997, on a combined basis, declined 4%, as compared to the same period last year.


Newsprint Segment

For the three months ended March 31, 1997, net sales of the Newsprint segment decreased 29% compared to the same period in 1996 to $67 million and income from operations decreased 100% compared to the same period in 1996 to breakeven. The decrease in net sales and income from operations of this segment were primarily a result of the significant price reductions for newsprint. An increase in volume partially offset the decline in net sales. Income from operations for the Newsprint segment for the three months ended March 31, 1997 decreased $26 million compared to the same period last year.


Costs and Expenses
Cost of goods sold as a percent of net sales for the three months ended March 31 increased from 78% in 1996 to 87% in 1997 for the reasons explained above. Selling and administrative expenses for the three months ended March 31, 1997 declined by $3 million compared to the same period of 1996. Selling and administrative expenses as a percent of net sales for the three months ended March 31, increased from 7% in 1996 to 8% in 1997. The increase in the percentage was due primarily to overall lower sales prices.

Interest expense for the three months ended March 31, 1997 declined $4 million to $47 million due primarily to lower average debt levels outstanding. The average effective interest rate for the Company's outstanding debt was comparable for both the 1997 and 1996 periods.

The benefit from income taxes for the three months ended March 31, 1997 was $1 million. The effective tax rate for the period was lower than the Federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences between book and tax accounting.

The Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997. The effect of the adoption of the new rules is expected to be immaterial to reported earnings per share for the three months ended March 31, 1997.

Statistical Data

(In thousands of tons,                                  Three months ended
 except as noted)                                           March 31,
                                                         1997        1996
Mill production:
   Containerboard                                         479         473
   Recycled boxboard and
     solid bleached sulfate                               203         196
   Newsprint                                              156         152
Corrugated shipping containers
   sold (billion square feet)                             7.7         7.2
Folding cartons sold                                      111         121
Fiber reclaimed and brokered                            1,183       1,079

Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the three months ended March 31, 1997 of $41 million and net borrowings of $6 million were used primarily to fund capital investments and acquisitions, totaling $46 million. During the quarter, the Company acquired a corrugated shipping container plant in Florida and three Chicago-area recycling plants. The Company also permanently shut down a small unprofitable, uncoated recycled paperboard mill in Monroe, MI.

The Company's credit agreement (the "Credit Agreement") contains various business and financial covenants including, among other things, maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and maintenance of minimum interest coverage ratios. The Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. Continuation of the current economic downturn in the Company's business segments, further selling price decreases or the inability of the Company to implement selling price increases could adversely affect the Company's liquidity, requiring it to seek covenant relief under the Credit Agreement. Although no assurance can be given, the Company believes such relief, if sought, would be granted.

At March 31, 1997, the Company had $310 million of unused borrowing capacity under its Credit Agreement and $136 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund capital expenditures.

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

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  a)    The following exhibits are included in this Form 10-Q.
        11.1 Calculation of Per Share Earnings
        27.1 Financial Data Schedule

  b)    Reports on Form 8-K

        Form 8-K regarding a complaint filed against a subsidiary of the Company was filed with the Securities and Exchange
        Commission on January 21, 1997.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JEFFERSON SMURFIT CORPORATION
                                                      (Registrant)

Date  April 30, 1996                         /s/  Patrick J. Moore

                                                  Patrick J. Moore
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)