Form 10-Q
period 1997-09-30
JEFFERSON SMURFIT CORP /DE/
filed 1997-10-31
CIK 919226

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549



                                       FORM 10-Q





   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 1997
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


                         APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of September 30, 1997, the registrant had outstanding 110,993,015 shares of common stock, $.01 par value per share.

                             PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              JEFFERSON SMURFIT CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In millions, except per share data)
                                       (Unaudited)
                                               Three months ended   Nine months ended
                                                  September 30,      September 30,
                                                1997        1996      1997       1996

Net sales                                        $ 832      $ 834   $ 2,395   $ 2,594

Costs and expenses
  Cost of goods sold                               703        683     2,054     2,083
  Selling and administrative expenses               64         65       193       195

    Income from operations                          65         86       148       316

  Interest expense, net                            (48)       (48)     (142)     (147)

    Income before income taxes and
      extraordinary item                            17         38         6       169

Provision for income taxes                           9         16         9        67

    Income (loss) before extraordinary item          8         22        (3)      102

Extraordinary item
  Loss from early extinguishment of debt,
    net of income tax benefits                                                     (4)

    Net income  (loss)                           $   8      $  22    $   (3)  $    98


Per share of common stock:
  Income (loss) before extraordinary item        $ .07      $ .20     $ (.03)   $ .92
  Extraordinary item                                                             (.04)

    Net income (loss)                            $ .07      $ .20     $ (.03)   $ .88

Weighted average shares outstanding                111        111        111      111

See note to consolidated financial statements.

                              JEFFERSON SMURFIT CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                            (In millions, except share data)
                                                      September 30,      December 31,
                                                         1997                1996
                                                        (unaudited)
Assets
Current assets
  Cash and cash equivalents                               $    12            $     12
  Receivables, less allowances of
    $10 in 1997 and $9 in 1996                                316                 279
  Inventories
    Work-in-process and finished goods                         92                  81
    Materials and supplies                                    132                 126
                                                              224                 207
  Deferred income taxes                                        41                  46
  Prepaid expenses and other current assets                    8                    8
    Total current assets                                      601                 552

Net property, plant and equipment                           1,497               1,466

Timberland, less timber depletion                             266                 263

Goodwill, less accumulated amortization of
  $56 in 1997 and $50 in 1996                                 241                 246
Other assets                                                  147                 161
                                                          $ 2,752             $ 2,688

Liabilities and Stockholders' Deficit
Current liabilities
  Current maturities of long-term debt                    $     9             $    10
  Accounts payable                                            311                 290
  Accrued compensation and payroll taxes                       85                  92
  Interest payable                                             48                  30
  Other accrued liabilities                                    95                 103
    Total current liabilities                                 548                 525

Long-term debt, less current maturities                     1,986               1,934

Other long-term liabilities                                   231                 241

Deferred income taxes                                         365                 363

Stockholders' deficit
  Preferred stock, par value $.01 per share;
    50,000,000 shares authorized; none issued
    and outstanding
  Common stock, par value $.01 per share;
    250,000,000 shares authorized; 110,993,015 and
    110,989,156 issued and outstanding in 1997
    and 1996, respectively                                     1                    1
  Additional paid-in capital                               1,168                1,168
  Retained earnings (deficit)                             (1,547)              (1,544)
    Total stockholders' deficit                             (378)                (375)
                                                          $ 2,752            $  2,688

See note to consolidated financial statements.

                              JEFFERSON SMURFIT CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)
                                                            Nine months ended
                                                              September 30,
                                                             1997        1996

Cash flows from operating activities
  Net income (loss)                                        $   (3)      $   98
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt                     7
    Depreciation, depletion and amortization                   106         101
    Amortization of deferred debt issuance costs                 8          10
    Deferred income taxes                                        7          25
    Non-cash employee benefit expense                            5          12
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                            (38)         39
        Inventories                                            (16)         28
        Accounts payable and accrued liabilities                (4)         10
        Interest payable                                         18         16
        Income taxes payable                                     (2)         1
    Other, net                                                   (2)        (3)
  Net cash provided by operating activities                      79        344

Cash flows from investing activities
  Property additions                                           (109)       (88)
  Timberland additions                                          (18)       (14)
  Construction funds held in escrow                               8         (8)
  Investment in affiliates and acquisitions                      (9)
  Proceeds from property and timberland disposals                 5          5
  Net cash used for investing activities                       (123)      (105)

Cash flows from financing activities
  Net borrowings (repayments) under Accounts
    Receivable Securitization Program                            26       (25)
  Proceeds from long-term borrowings                                      261
  Net borrowings (repayments) of long-term
    debt and related premiums                                    18      (486)
  Deferred debt issuance costs                                             (6)
  Net cash provided by (used for) financing activities           44      (256)

Decrease in cash and cash equivalents                             0       (17)
Cash and cash equivalents
  Beginning of period                                            12         27
  End of period                                              $   12     $   10

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations
   (In millions)                         Three months ended    Nine months ended
                                           September 30,         September 30,
                                           1997       1996       1997       1996
   Net sales
     Paperboard/Packaging Products         $ 753       $ 755     $2,173     $2,346
     Newsprint                                79          79        222        248
     Total net sales                       $ 832       $ 834     $2,395     $2,594


   Income from operations
     Paperboard/Packaging Products         $  56       $  78     $  132     $  263
     Newsprint                                 9           8         16         53
     Total income from operations          $  65       $  86     $  148     $  316


   The Company's net sales and income from operations for the three months and nine months ended September 30, 1997 declined compared to last year due primarily to product pricing. For the three months ended September 30, 1997, the Company's net sales were comparable and income from operations declined 24% compared to last year. For the nine months ended September 30, 1997, the Company's net sales declined 8% and income from operations declined 53% compared to last year. The decline in net sales due to sales price and product mix for the three months ended September 30, 1997 was nearly offset by higher sales volumes. The net sales impact of changes in price and product mix, shipment volumes, new plants and closed operations are shown in the chart below.

   (In millions)                             Change in net sales analysis
                                        Three months             Nine months
                                    1997 compared to 1996   1997 compared to 1996
   Sales price and product mix
     Paperboard/Packaging Products         $ (25)                     $(219)
     Newsprint                                (1)                       (73)
                                             (26)                      (292)

   Sales volume
     Paperboard/Packaging Products             23                         52
     Newsprint                                  1                         47
                                               24                         99

   Acquisitions and new facilities
     Paperboard/Packaging Products              8                         19

   Closed or sold facilities
     Paperboard/Packaging Products             (8)                       (25)

     Total net sales decrease               $  (2)                     $(199)

   Paperboard/Packaging Products Segment
   For the three months ended September 30, 1997, net sales of the Paperboard/ Packaging Products segment were $753 million, a decrease of $2 million compared to last year and income from operations was $56 million, a decrease of $22 million compared to last year. The net sales decline was due primarily to lower product prices for many of the Company's major products, particularly for containerboard and corrugated shipping containers. Increases in shipment volume for many of the Company's major products partially offset the declines due to the lower product prices. The major changes in net sales price and shipments within the product groups of the Paperboard/Packaging Products segment are discussed below.

   For the three months ended September 30, 1997, net sales of containerboard and corrugated shipping containers were $352 million, a decline of $24 million compared to last year. Strong demand for containerboard and corrugated shipping containers enabled the Company to successfully implement price increases for these products. Liner and medium prices were increased by $40 per ton and $30 per ton, respectively, during the quarter and corrugated shipping container prices were increased beginning September 1, 1997 and will be fully implemented in the fourth quarter. Despite the increases, average prices for containerboard and corrugated shipping containers during the quarter were lower than last year by 4% and 9%, respectively. Pricing of corrugated shipping containers was flat, however, when compared to the second quarter of 1997. An additional containerboard price increase of $50 per ton was implemented by the Company on October 1, 1997, and a 12% price increase for corrugated shipping containers effective November 17, 1997 was announced. No assurance can be given however, that the announced increase will be successful. Shipments of corrugated shipping containers during the third quarter increased by 5% compared to last year.

   Net sales of reclaimed fiber and virgin wood fiber for the third quarter were $99 million, an increase of $27 million compared to last year. Reclaimed fiber shipments were also strong during the third quarter, increasing 6% compared to last year. Reclaimed fiber prices during the third quarter were approximately $30 per ton higher, on average, compared to last year.

   Net sales of the other products in this segment for the third quarter were lower than last year by 2% overall, due primarily to lower prices and plant closures.

   For the nine months ended September 30, 1997, net sales of the Paperboard/ Packaging Products segment decreased $173 million to $2,173 million, a 7% drop compared to the same period in 1996 and income from operations decreased to $132 million, a 50% drop compared to the same period last year. The decreases in net sales and income from operations were primarily a result of the significant price reductions in containerboard and corrugated shipping containers, particularly as compared to the first half of 1996.

   Net sales of containerboard and corrugated shipping containers for the year-to-date period were $1,042 million, a decline of $186 million compared to last year. Average prices for containerboard and corrugated shipping containers were lower than last year by 18% and 16%, respectively, for the year-to-date period. Demand for corrugated shipping containers has been strong throughout 1997, with sales volume increasing by 7% compared to last year. The Company took downtime, amounting to 23,000 tons, at two of its containerboard mills in the second quarter of 1997. Additional downtime is expected in the fourth quarter of 1997, including a ten-day shutdown of three containerboard mills in December and a 21-day shutdown of the Company's mottled white paper machine in the Brewton, AL mill for a major machine upgrade. The downtime will have a negative effect on fourth quarter profits.

   Net sales of reclaimed fiber and virgin wood fiber for the year-to-date period were $257 million, an increase of $53 million compared to last year. Reclaimed fiber prices for the nine months ended September 30, 1997 were 15% higher, on average, compared to last year. Reclaimed fiber shipments increased 9% for the year-to-date period.

   Net sales of the other products in this segment for the year-to-date period were lower than last year by 4% overall, due primarily to lower prices and plant closures.

   Newsprint Segment
   Net sales for the Newsprint segment for the three months ended September 30, 1997, were $79 million, the same as last year. Strengthening demand for newsprint enabled the Company to implement a $75 per metric ton increase in the price of newsprint during the second quarter of 1997. Despite the increase, the average sales price during the third quarter was lower than last year by approximately $30 per metric ton. The impact of the price decline was offset by increased sales volume. Sales volume was 5% higher than last year during the third quarter. Income from operations for the third quarter was $9 million, an increase of $1 million compared to last year.

   For the nine months ended September 30, 1997 net sales for the newsprint segment were $222 million, a decline of $26 million compared to last year, and income from operations was $16 million, a decline of $37 million compared to last year. The declines were due to lower average newsprint prices, which, on average, were lower than last year by $155 per metric ton, or 23%. Sales volume for the nine months ended September 30, 1997, increased 29%, due in part to the downtime taken at the mills in 1996.

   Costs and Expenses
   The Company's cost of goods sold as a percent of net sales increased compared to last year for the three months and nine months ended September 30, 1997 due primarily to overall lower sales prices and, to a lesser extent, higher recycled fiber cost in 1997. In the Paperboard/Packaging Products segment the percentage increased from 81% in 1996 to 85% in 1997 for the three months ended September 30 and increased from 81% in 1996 to 86% in 1997 for the nine months ended September 30. For the newsprint segment, the percentage decreased from 86% in 1996 to 84% in 1997 for the three month period and increased from 76% in 1996 to 89% in 1997 for the nine month period.

   Selling and administrative expenses as a percent of net sales were comparable to last year for the three months and were higher than last year for the nine months ended September 30, 1997. Overall lower sales prices were the primary reason for the increase in the percentage of selling and administrative expenses to net sales for the nine months ended
  September 30, 1997, compared to last year. The modest decline in selling and administrative expenses was due primarily to lower employee benefits cost.

   Interest expense was comparable to last year for the three months ended September 30, 1997, but declined $5 million for the nine months ended September 30, 1997. The decrease for the year-to-date period was due primarily to lower average debt levels outstanding. The average effective interest rate for the Company's outstanding debt was comparable for the 1997 and 1996 periods.

   The provision for income taxes was $9 million for the three months ended September 30, 1997 and $9 million for the nine months ended September 30, 1997. The effective tax rates for the stated periods differed from the Federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting.

   The Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997. The effect of the adoption of the new rules is expected to be immaterial to reported earnings per share for the three months and nine months ended September 30, 1997.

   Statistical Data                 Three months ended         Nine months ended
    (In thousands of tons,             September 30,             September 30,
    except as noted)                  1997        1996         1997        1996

   Mill production:
     Containerboard                      512         510        1,464       1,463
     Recycled boxboard and
       solid bleached sulfate            207         198          615         579
     Newsprint                           159         142          474         417

   Sales volume:
     Corrugated shipping containers      531         505        1,563       1,461
     Corrugated shipping containers
       (billion square feet)             8.2         7.8         24.0        22.5
     Folding cartons                     124         118          351         350
     Fiber reclaimed and brokered      1,208       1,135        3,562       3,270


   Liquidity and Capital Resources

   Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the nine months ended September 30, 1997 of $79 million and net borrowings of $44 million were used primarily to fund capital investments and acquisitions totaling $136 million. During 1997, the Company acquired a corrugated shipping container plant in Florida and three Chicago-area recycling plants. The Company shut down and sold a small uncoated recycled paperboard mill in Monroe, MI, which was unprofitable in recent years. The Company also sold its plant in Farmingdale, NY, which produced fragranced advertising products. During the third quarter, the Company purchased a 50,000 acre woodlands tract that complements its southern holdings.

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

   At September 30, 1997, the Company had $299 million of unused borrowing capacity under its Credit Agreement and $109 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund capital expenditures.

PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings

   As previously reported, in January 1997, Smurfit Newsprint Corporation, a wholly owned subsidiary of the Company ("SNC") was sued in state court in South Carolina on a purported class-action basis, over an exterior siding product manufactured by SNC and known as Cladwood. In June 1997, SNC was dismissed from the case for lack of jurisdiction.

   As previously reported, in July 1997, SNC was sued in federal court in Georgia on a purported class-action basis, over Cladwood. Subsequently, Plaintiffs voluntarily dismissed the case in federal court and, in October 1997, filed a similar case in state court in Georgia, naming as defendants SNC and certain manufacturers and distributors of premanufactured homes in Georgia. The newly-filed complaint alleges the same causes of action as were set forth in the federal court matter; namely, breach of warranty and negligence. Plaintiffs seek an unspecified aggregate amount of actual, statutory and punitive damages. SNC intends to vigorously defend the action.

   Item 2.  Changes in Securities - None

   Item 3.  Defaults Upon Senior Securities - None

   Item 4.  Submission of Matters to a Vote of Security Holders - None

   Item 5.  Other Information

   In August 1997, Mr. James R. Thompson resigned from the Board of Directors of the Company and Mr. Thomas A. Reynolds III was appointed to the Company's Board of Directors. Mr. Reynolds is a partner in the law firm of Winston & Strawn. Mr. Reynolds joined Winston & Strawn in 1983. He is an adjunct facilty member at Northwestern University School of Law and is a member of the Board of Directors of Georgetown University.

   In October 1997, Mr. James Hoch resigned from the Board of Directors of the Company and Mr. Michael M. Janson was appointed to the Company's Board of Directors. Mr. Janson is a Managing Director of Morgan Stanley Capital Partners III, Inc. and Morgan Stanley & Co. Inc. ("MS&CO"). Mr. Janson joined MS&Co in 1987 and MS&CO's Merchant Banking Division in 1997. He was previously a Managing Director in MS&CO's High Yield Capital Markets Department.

  Item 6.   Exhibits and Reports on Form 8-K

    a)   The following exhibits are included in this Form 10-Q.

       11.1   Calculation of Per Share Earnings.
       27.1   Financial Data Schedule.

    b)   Reports on Form 8-K

       Form 8-K regarding a complaint filed against a subsidiary of the Company was filed with the Securities and Exchange Commission on September 2, 1997.

                                      Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JEFFERSON SMURFIT CORPORATION
                                                 (Registrant)


   Date  October 31, 1997                 /s/   Patrick J. Moore
                                                Patrick J. Moore
                                                 Vice President and
                                               Chief Financial Officer
                                          (Principal Accounting Officer)