Form 10-K
period 1997-12-31
JEFFERSON SMURFIT CORP /DE/
filed 1998-03-02
CIK 919226

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _______________ to
_________________
Commission file number 0-23876

Jefferson Smurfit Corporation
(Exact name of registrant as specified in its charter)

    	Delaware                     						43-1531401
(State of incorporation or     (I.R.S. Employer Identification)
    organization)

Jefferson Smurfit Centre
8182 Maryland Avenue
St. Louis, MO                           						  63105
(Address of principal executive offices)  	   (Zip Code)

Registrant's Telephone Number:  (314)  746-1100

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock $.01 par value
Title of Class

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1998:
approximately $300 million

The number of shares outstanding of the registrant's common stock
as of  January 31, 1998:     110,996,794

DOCUMENTS INCORPORATED BY REFERENCE:		             Part of
                                        										Form 10-K
                                        										Into Which
                                        										Document is
	       	Document			                         				Incorporated

Sections of the Registrant's Proxy Statement          III
for the Annual Meeting of Stockholders to be held on May 7, 1998

JEFFERSON SMURFIT CORPORATION
Annual Report on Form 10-K
December 31, 1997


TABLE OF CONTENTS

PART I
	                                                                  Page

Item  1.	Business                                                   	 1

Item  2.	Properties	                                                  8

Item  3.	Legal Proceedings	                                           8

Item  4.	Submission of Matters to a Vote of Security Holders        	12

PART II

Item  5.	Market for Registrant's Common Equity and
        	Related Stockholder Matters	                                12

Item  6.	Selected Financial Data                                    	13

Item  7.	Management's Discussion and Analysis of Financial
        	Condition and Results of Operations                        	15

Item  8.	Financial Statements and Supplementary Data	                24

Item  9.	Changes in and Disagreements with Accountants
        	on Accounting and Financial Disclosure	                     50

PART III

Item 10.	Directors and Executive Officers of the Registrant	         50

Item 11.	Executive Compensation	                                     54

Item 12.	Security Ownership of Certain Beneficial Owners and
        	Management	                                                 54

Item 13.	Certain Relationships and Related Transactions	             54

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports
        	on Form 8-K	                                                55


PART I

Item 1.	Business

GENERAL

Jefferson Smurfit Corporation, together with its direct and indirect subsidiaries, hereinafter referred to as the "Company" or "JSC", operates in two business segments, Paperboard/Packaging Products and Newsprint. The Company believes it is one of the nation's largest producers of paperboard and packaging products and is the largest producer of recycled paperboard and recycled packaging products and the largest processor of recovered paper. In addition, the Company believes it is one of the nation's largest producers of recycled newsprint.

The Company's Paperboard/Packaging Products segment includes a system of paperboard mills that, in 1997, produced 1,933,000 tons of virgin and recycled containerboard, 823,000 tons of recycled boxboard and solid bleached sulfate ("SBS") and 125,000 tons of uncoated recycled boxboard, which were sold to the Company's own converting operations and to third parties. The Company's converting operations consist of 51 corrugated container plants, 19 folding carton plants and 22 industrial packaging plants located across the country, with three plants located outside the U.S. In 1997, the Company's container plants converted 2,047,000 tons of containerboard, an amount equal to approximately 106% of the amount the Company produced, its folding carton plants converted 547,000 tons of SBS, recycled boxboard and coated natural kraft, an amount equal to approximately 66% of the amount it produced, and its industrial packaging plants converted 149,000 tons of uncoated recycled boxboard, an amount equal to approximately 119% of the amount it produced. The Paperboard/Packaging Products segment also includes the Company's reclamation facilities, which processed or brokered approximately
4.8 million tons of recovered paper in 1997, its timber operations, which manage approximately one million acres of owned or leased timberland located close to its virgin fiber mills and 10 consumer packaging plants. The Company's Paperboard/Packaging Products segment contributed 91% of the Company's net sales in 1997.

The Company's Newsprint segment includes two newsprint mills in Oregon, which produced 574,000 metric tons of recycled newsprint in 1997, and two facilities that produce Cladwood, a wood composite exterior siding, manufactured from sawmill shavings and newsprint.

For a summary of net sales, income from operations, identifiable assets, capital expenditures and depreciation, depletion and amortization for the Company's segments, see Note 13, "Business Segment Information" of the Notes to Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data".

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business - Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements, as that term is defined in the Private Securities Reform Act of 1995. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of economic and market conditions, continued pricing pressures in key product lines, the level and volatility of interest rates and currency values, recovered paper prices, costs related to environmental matters and the impact of current or pending legislation and regulation.

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

PRODUCTS

PAPERBOARD/PACKAGING PRODUCTS SEGMENT

CONTAINERBOARD AND CORRUGATED SHIPPING CONTAINERS
The Company's containerboard operations are highly integrated.
Tons of containerboard produced and converted for the last three years were:

                                       		1997     	1996    	1995
                                      		   (Tons in thousands)
Containerboard
    Production                         	1,933	    1,973	   1,905
   	Consumption                        	2,047    	1,991   	1,925

The Company's mills produce a full line of containerboard, including unbleached kraft linerboard, mottled white linerboard and recycled and semi-chemical medium. Unbleached kraft linerboard is produced at the Company's mills located in Fernandina Beach and Jacksonville, Florida and mottled white linerboard is produced at its Brewton, Alabama mill. Recycled medium is produced at the Company's mills located in Alton, Illinois, Carthage, Indiana, and Los Angeles, California and semi-chemical medium is produced in Circleville, Ohio. In 1997, the Company produced 1,127,000, 265,000, 423,000 and 118,000 tons of unbleached kraft linerboard, mottled white linerboard, recycled medium and semi-chemical medium, respectively. The Company's sales of containerboard in 1997 were $648 million (including $382 million of intracompany sales). Sales of containerboard to the Company's container plants are at market prices.

Corrugated shipping containers, manufactured from containerboard in converting plants, are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company stresses the value-added aspects of its corrugated containers, such as labeling and multi-color graphics, to differentiate its products and respond to customer requirements. The Company's 51 container plants serve local customers and large national accounts and are located nationwide, generally in or near large metropolitan areas. The Company's sales of corrugated shipping containers in 1997 were $1,236 million (including $97 million of intracompany sales). Total corrugated shipping container sales volumes for 1997, 1996 and 1995 were 31,702, 30,022 and 29,382 million square feet, respectively.

RECYCLED BOXBOARD, SOLID BLEACHED SULFATE AND FOLDING CARTONS
The Company's recycled boxboard, SBS and folding carton
operations are also integrated.  Tons of recycled boxboard and
SBS produced and converted for the last three years were:
                                     			1997    	1996     	1995
                                   			    (Tons in thousands)
Recycled Boxboard and SBS
  	Production                          	 823     	774     	 773
  	Consumption                         	 547     	521	      529

The Company produces coated recycled boxboard at its mills located in Middletown, Ohio, Philadelphia, Pennsylvania, Santa Clara, California and Wabash, Indiana. The Company produces uncoated recycled boxboard at its Los Angeles, California mill and SBS at its Brewton, Alabama mill. In 1997, the Company produced 633,000 and 190,000 tons of recycled boxboard and SBS, respectively. The Company's sales of recycled boxboard and SBS in 1997 were $418 million (including $173 million of intracompany sales).

The Company's folding carton plants offer a broad range of converting capabilities, including web and sheet lithographic, rotogravure and flexographic printing, laminating and a full line of structural and design graphics services. The Company's 19 facilities convert recycled boxboard and SBS into folding cartons. Folding cartons are used primarily to protect customers' products while providing point of purchase advertising. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national accounts. The Company's folding carton plants are located nationwide, generally in or near large metropolitan areas. The Company's sales of folding cartons in 1997 were $659 million (including $3 million of intracompany sales). Folding carton sales volumes for 1997, 1996 and 1995 were 488,000, 474,000 and 476,000 tons, respectively.

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

UNCOATED RECYCLED BOXBOARD AND INDUSTRIAL PACKAGING
The Company's uncoated recycled boxboard and industrial packaging operations are also integrated. Tons of uncoated recycled boxboard produced and converted for the last three years were:

                                  			1997   	1996   	1995
                               			   (Tons in thousands)
Uncoated Recycled Boxboard
 	Production	                         125	    128	    120
 	Consumption                       	 149    	153   	 148

Uncoated recycled boxboard, a portion of which is used by the Company's industrial packaging operations, is produced at its mills located in Cedartown, Georgia, Lafayette, Indiana and Tacoma, Washington. In 1997, the Company's sales of uncoated recycled boxboard were $49 million (including $29 million of intracompany sales).

The Company's 22 industrial packaging plants convert uncoated recycled boxboard into papertubes and cores. Papertubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. The Company also produces solid fiber partitions for the pharmaceutical, electronics, glass, cosmetics and plastics industries. In addition, the Company produces a patented self-locking partition especially suited for automated packaging and product protection. The Company also manufactures corrugated pallets that are made entirely from corrugated components and are lightweight yet extremely strong and are fully recyclable. The Company's industrial packaging sales in 1997 were $115 million (including $6 million of intracompany sales).

CONSUMER PACKAGING
The Company manufactures a wide variety of products at its 10 consumer products facilities. These products include flexible packaging, paper and metallized paper labels and labels that are heat transferred to plastic containers for a wide range of industrial and consumer product applications. The contract packaging plant provides a wide variety of custom contract packaging services including cartoning, bagging, liquid- or powder-filling and high-speed overwrapping. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. In 1997, sales of consumer packaging products and services were $152 million (including $7 million of intracompany sales).

FIBER RESOURCES AND TIMBER PRODUCTS
The raw materials essential to the Company's business are reclaimed fiber and virgin wood fiber. The Brewton, Circleville, Jacksonville and Fernandina Beach mills use primarily wood fibers, while the other paperboard mills use reclaimed fiber exclusively. In 1997, the newsprint mills used approximately 44% wood fiber and 56% reclaimed fiber.

The Company operates 29 facilities that collect, sort, grade and bale recovered paper, as well as collect aluminum and glass. The Company also operates a nationwide brokerage system whereby it purchases and resells recovered paper (including recovered paper for use in its recycled fiber mills) on a regional and national contract basis. Such contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. The reclamation operations provide valuable fiber resources to both the paperboard and newsprint segments of the Company as well as to other producers. Many of the reclamation facilities are located close to the Company's recycled paperboard and newsprint mills, assuring availability of supply, when needed, with minimal shipping costs. During 1997, the Company's reclamation plants and brokerage operations satisfied all of the Company's mill requirements for reclaimed fiber. The Company's sales of recycled materials in 1997 were $446 million (including $155 million of intracompany sales).

The amount of recovered paper collected and the proportions sold internally and externally by the Company for the last three years were:
                                 			1997    	1996    	1995
                               			   (Tons in thousands)

Recovered paper collected         	4,832   	4,464   	4,293
	 Percent sold internally	          38.0%  	 39.8%  	 43.1%
 	Percent sold to third parties	    62.0%	   60.2%	   56.9%

The Company manages approximately one million acres of owned and leased timberland in the southeastern United States. In 1997, the Company harvested 1,015,000 cords of timber, which would satisfy approximately 43% of the wood fiber requirements for its
Jacksonville, Fernandina Beach and Brewton mills.    The
Company's wood fiber requirements not satisfied internally are purchased on the open market or under long-term contracts. In 1997, the Company's sales of timber products were $269 million (including $204 million of intracompany sales).

NEWSPRINT SEGMENT

NEWSPRINT MILLS
The Company's Newsprint segment is operated by Smurfit Newsprint Corporation, a wholly-owned subsidiary of the Company ("SNC"). SNC newsprint mills are located in Newberg and Oregon City,
Oregon.   SNC produced 574,000, 522,000 and 563,000 metric tons
of newsprint during 1997, 1996 and 1995, respectively. In 1997, sales of newsprint were $283 million (including $2 million of intracompany sales).

For the past three years, an average of approximately 50% of SNC's newsprint production has been sold to The Times Mirror Company ("Times Mirror") pursuant to a long-term newsprint agreement (the "Newsprint Agreement") entered into in connection with the Company's acquisition of SNC from Times Mirror in February 1986. Under the terms of the Newsprint Agreement, SNC supplies newsprint to Times Mirror generally at prevailing market prices. Sales of newsprint to Times Mirror in 1997 amounted to $140 million.

CLADWOOD
Cladwood is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. SNC has two Cladwood plants located in Oregon. Sales for Cladwood in 1997 were $22 million (including $1 million of intracompany sales). See also Part 1,
Item 3, "Legal Proceedings."

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

EMPLOYEES

The Company had approximately 15,800 employees at December 31, 1997, of which approximately 10,600 employees (67%) were represented by collective bargaining units. The expiration dates of union contracts for the Company's major facilities are as follows: the Jacksonville mill, expiring June 1999; the Alton mill, expiring June 2000; SNC's Newberg mill, expiring March 2002; the Brewton mill, expiring October 2002; the Fernandina mill, expiring June 2003; a group of 11 properties, including 4 paper mills and 7 corrugated container plants, expiring June 2003; and SNC's Oregon City mill, expiring March 2004. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its other operations.

ENVIRONMENTAL COMPLIANCE

The Company's paperboard and newsprint mills are large consumers of energy, using either natural gas or coal. A majority of the Company's total paperboard tonnage is produced by mills which have coal-fired boilers. The cost of energy is dependent, in part, on environmental regulations governing air emissions.

Because various pollution control standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency ("EPA") has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule") which will require substantial expenditures to achieve compliance. In order to comply with these parts of the Cluster Rule, the Company estimates that, based on preliminary engineering studies done to date, it may require approximately $175 million in capital expenditures over the next three to five years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed and additional regulations are finalized.

In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance, although in the opinion of management, such compliance will not adversely affect the Company's competitive position. For the past three years, the Company has spent an average of approximately $15 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 1998 is approximately $34 million. A significant amount of the increased expenditures in 1998 will be due to compliance with the Cluster Rule and is included in the $175 million estimate referenced
above.   Since the Company's competitors are, or will be, subject
to comparable pollution standards, including the Cluster Rule, management is of the opinion that compliance with the pollution standards will not adversely affect the Company's competitive position.

ITEM 2.	PROPERTIES

The Company's properties at December 31, 1997 are summarized in the table below. Approximately 62% of the Company's investment in property, plant and equipment is represented by its paperboard and newsprint mills. In addition to its manufacturing facilities, the Company owns aproximately 820,000 acres and leases approximately 163,000 acres of timberland in the southeastern United States and also operates wood harvesting facilities.

   		                               Number of Facilities       State
			                                  Total	Owned	Leased      Locations
Paperboard mills:
 	Containerboard mills	                7	    7	 	   0	         	 6
 	Boxboard mills                    	  4	    4	     0        	 	 4
 	Uncoated recycled boxboard mills  	  3 	   3  	   0          	 3
Newsprint mills                     	  2 	   2	 	   0         		 1
Reclamation plants	                   29    21  	   8         		13
Converting facilities:
 	Corrugated container plants       	 51 	  39	 	  12	         	21
 	Folding carton plants             	 19 	  16      3 	        	10
 	Industrial packaging plants       	 22 	   7 		  15         		15
Consumer packaging plants           	 10 	   5	 	   5          	 6
Cladwood plants                     	  2 	   2 	    0    	    		 1
Wood product plants                 	  1	    1 		   0         		 1
 	Total                            		150 	 107  	  43          	28

ITEM 3.	LEGAL PROCEEDINGS

LITIGATION

On January 3, 1997, SNC was served in an action styled John and Peggy Woolum, et ano. v. Fleetwood Homes of Georgia, Inc. et al., No. 96-CP-08-2029 (South Carolina Court of Common Pleas). The suit, which purports to be a class action on behalf of 5,000 or more present and past owners or Cladwood-containing mobile homes in South Carolina, alleges that Cladwood siding deteriorates when exposed to climate conditions found there. The complaint seeks an unspecified amount of actual, statutory and punitive damages, which, in the aggregate, may exceed $100,000. The Court has dismissed the Company from the action for lack of personal jurisdiction, which the other litigants may seek to appeal.

On July 1, 1997, SNC was served in an action entitled John Sechler and Hazel Sechler, et ano. v. Smurfit Newsprint Corporation, No. 1 97-CV-1870 (United States District Court, Northern District of Georgia). The complaint alleges that Cladwood siding deteriorates under normal conditions and exposure. The suit purports to be a nationwide class action on behalf of owners of Cladwood-containing manufactured homes or mobile homes. The complaint alleges causes of action for breach of warranty and negligence and seeks an unspecified amount of actual, consequential and punitive damages, which, in the aggregate, may exceed $100,000. On September 24, 1997, Plaintiffs voluntarily dismissed the action. On October 15, 1997, Plaintiffs refiled their action in state court, naming Fleetwood Homes of Georgia, Inc. and Fleetwood Enterprises, Inc. (mobile home manufacturers) as additional defendants. On October 24, 1997, the Company removed the state court action to federal court. The second federal court action is styled John Sechler and Hazel Sechler, et ano. v. Smurfit Newsprint Corporation, et al., No. 1:97-CV-3201 (United States District Court, Northern District of Georgia). On November 4, 1997, the Company filed a motion to dismiss the negligence and punitive damages claims. Plaintiffs have moved to add additional parties, amend the complaint, and remand the action back to state court. The motions are currently before the court for its consideration.
SNC intends to defend the action vigorously.

On August 8, 1997, JSC and SNC were served in an action entitled Carolyn Cave-Woods, et ano. v. Jefferson Smurfit Corporation, et al., No. 97-2-19958-1SEA (Washington Superior Court). The suit, which purports to be a class action on behalf of all persons who own or have purchased or used Cladwood siding, alleges that Cladwood siding used in prefabricated or manufactured homes, deteriorates when exposed to moisture. The complaint alleges unfair trade practices and breach of express warranty, and seeks an unspecified amount of actual and punitive damages, which, in the aggregate, may exceed $100,000. The complaint also seeks declaratory and injunctive relief. On January 2, 1998, Plaintiffs filed a motion seeking certification of a nationwide class. The Company intends to oppose the class certification motion and defend the action vigorously.

On February 6, 1998, SNC was served in an action styled Jeffrey
A. and Deborah Pross, et ano. v. Smurfit Newsprint Corporation et al., No. 9810069-24 (Georgia Superior Court). The complaint alleges that Cladwood siding deteriorates under normal conditions and exposure. The suit purports to be a class action on behalf of persons in the State of South Carolina whose manufactured homes or mobile homes have Cladwood siding. The complaint alleges causes of action for breach of warranty and negligence and seeks an unspecified amount of actual, consequential and punitive damages, which in the aggregate may exceed $100,000.
SNC intends to defend the action vigorously.

Management is unable to predict at this time the final outcome of these suits relating to Cladwood siding or whether the resolution of the matters could materially affect the Company's results of operations, cash flows or financial position.

The Company is a defendant in a number of other lawsuits which have arisen in the normal course of business. While any litigation has an element of uncertainty, the management of the Company believes that the outcome of such suits will not have a material adverse effect on its financial condition or results of operations.

ENVIRONMENTAL MATTERS

Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products, resulting in various discharges, emissions and reporting and disclosure obligations that are subject to numerous federal, state and local environmental control statutes, regulations and ordinances. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and reporting and disclosure obligations.

Occasional violations have occurred from time to time at the Company's facilities, resulting in administrative actions, legal proceedings or consent decrees and similar arrangements. Pending proceedings include the following:
	Sweet Home, Oregon
On May 11, 1995, the EPA executed a search warrant at the Sweet Home, Oregon Cladwood manufacturing facility of SNC. According to the search warrant, the U.S. Attorney's office for the District of Oregon and the EPA are investigating whether this facility violated the Clean Water Act or other federal laws in connection with its waste water discharges.
The Company has been advised that the government has presented evidence to a grand jury in connection with the investigation. SNC and certain of its employees could be charged, and SNC could be assessed significant fines and penalties if an indictment and conviction follows as a result of the grand jury proceeding.

Philomath, Oregon
On May 13, 1996, SNC voluntarily self reported to the EPA and the Oregon Department of Environmental Quality ("ODEQ") possible violations of the Clean Water Act and other federal laws in connection with waste water discharges at its Cladwood facility located in Philomath, Oregon. It is uncertain whether an investigation will be undertaken by ODEQ.

Miami County, Ohio Site
A criminal inquiry was commenced by the United States in 1993 relating to the Company's responses to EPA's document and information requests in connection with a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") site located in Miami County, Ohio. It is uncertain whether any criminal action will be forthcoming.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the legality of original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where remedial action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability of CERCLA sites is typically shared with the other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Because the Company's relative percentage of waste deposited at a majority of these sites is quite small, management of the Company believes that its probable liability under CERCLA, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations. Pending CERCLA proceedings include the following:

Operating Industries Site, Monterey Park, California
The Company has paid approximately $768,000 pursuant to two partial consent decrees entered into in 1991 and 1992 with the U.S. and the State of California with respect to cleanup obligations at the Operating Industries site in Monterey Park, California. It is anticipated that there will be further remedial measures beyond those covered by these partial settlements.


Kane & Lombard Site, Baltimore, Maryland
The Company entered into a consent decree with the U.S. and the State of Maryland in settlement of its obligations in connection with the Kane & Lombard Superfund Site in Baltimore, Maryland. The Company paid approximately $171,500 in 1995 as part of this settlement, and may be required to pay additional cleanup costs.

Fisher-Calo Site, Kingsbury, Indiana
The Company entered into a consent decree in 1991 with the U.S. and the State of Indiana for the remediation of the Fisher-Calo Superfund Site in Kingsbury, Indiana. To date, the Company has paid approximately $140,000 toward cleaning up the site. The Company anticipates that some additional remediation of the site will be required.

Lenz Oil Site, Lemont, Illinois
The Company has entered into consent decrees in 1988 and 1993 with the EPA and the Illinois EPA for the investigation and initial remediation of the Lenz Oil Superfund Site in Lemont, Illinois. The Company has paid approximately $80,000 toward this investigation and initial remediation. It is anticipated that further remedial measures will be required beyond those covered in these consent decrees.

Augustine Mill Site, Wilmington, Delaware
In 1994, the Company entered into a consent decree with the State of Delaware regarding remedial investigation of the Augustine Mill site. In 1997, the Company constructed a landfill cap to close the site in cooperation with the State. To date, the Company has spent approximately $2 million on the remediation, which is nearly completed. The Delaware Parks Department will eventually assume responsibility for maintenance of the site as part of its Delaware Greenways program.

Jones Industrial Services Site, South Brunswick, New Jersey The Company entered into an administrative consent order in 1997 with the State of New Jersey for the remediation of the Jones Industrial Services Site in South Brunswick, New Jersey. To date, the Company has paid approximately $21,000 toward the remedial investigation of this site. The Company anticipates that it will pay additional investigation costs and cleanup costs at this site.

In addition to participating in remediation of sites owned by third parties, the Company has entered consent orders for remediation of two Company-owned properties.

Duval, County, Florida
In 1992, the Company entered into an administrative consent order with the Florida Department of Environmental Regulation ("FDER") to carry out any necessary assessment and remediation of Company-owned property in Duval County, Florida. The property was formerly the site of a sawmill that dipped lumber into a chemical solution. To date, the Company has spent approximately $744,000 on remediating the site. It is currently in a monitoring-only stage.

Jacksonville, Florida
In 1987, the Company entered into an administrative consent order with the FDER to conduct an assessment of the Jacksonville, Florida property site for potential impacts caused by previous industrial activity. To date, the Company has paid approximately $2 million for remediation and investigation, and may incur some additional expense before closure of the site.

New Jersey Industrial Site Recovery Act
The New Jersey Industrial Site Recovery Act ("ISRA") requires owners or operators of "industrial establishments" to notify the New Jersey Department of Environmental Protection ("NJDEP") upon the closing of operations, or upon the transfer of ownership or operations of an industrial establishment. As a precondition to the transfer of ownership or operations, an owner or operator of an industrial establishment is required to obtain a no further action letter from NJDEP, or NJDEP approval of a remedial action workplan or remediation agreement. The Company currently is a signatory to a consent order with NJDEP with respect to an industrial establishment. Management believes that any requirements that may be imposed by NJDEP with respect to the site will not have a material adverse effect on the financial condition or results of operations to the Company.

Management believes that the probable costs of the potential environmental enforcement matters discussed above, CERCLA response costs, remediation of owned property, and its New Jersey
ISRA obligation will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1997.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION
At December 31, 1997 the Company's common stock was held by
approximately 13,000 stockholders. The Company's common stock trades on The Nasdaq Stock Market under the symbol "JJSC".  The high and low trading prices of the stock were:
                                      1997                 1996
                             				 High 	  Low         	 High  	 Low
		First Quarter                	$16.38	$11.88        	$12.38	$ 9.38
		Second Quarter               	$18.63	$11.88	        $14.13	$10.25
		Third Quarter                	$21.63	$15.50        	$12.25	$10.50
		Fourth Quarter               	$20.50	$13.25        	$16.13	$11.88

DIVIDENDS
The Company has not paid cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The ability of the Company to pay dividends in the future is restricted by certain provisions contained in the 1994 Credit Agreement and the indentures relating to JSC (U.S.)'s outstanding indebtedness.


ITEM 6. SELECTED FINANCIAL DATA
(In millions, except per share and statistical data)
                                 	 	1997    	1996  	 1995    1994    199
Summary of Operations
Net sales                        	$3,238  	$3,410 	$4,093 	$3,233 	$2,947
Cost of goods sold	                2,776  	 2,754 	 3,222 	 2,719 	 2,567
Gross profit                         462  	   656 	   871 	   514 	   380
Selling and administrative expenses  258  	   265 	   241 	   223 	   239
Restructuring charge		                                          			    96
Environmental and other charges                                   	    54
Income (loss) from operations    	   204	     391 	   630 	   291 	    (9)
Interest expense, net            	  (190)	   (194)	  (234)	  (266)	  (253)
Other, net                       	    (2)	     (3)	     7 	     3 	     4
Income (loss) before income taxes,
	extraordinary item and cumulative
	effect of accounting changes    	    12	     194 	   403 	    28 	  (258)
Provision for (benefit from)
	income taxes	                        11	      77 	   156 	    16 	   (83)
Income (loss) before
	extraordinary item and cumulative
	effect of accounting changes    	     1	     117 	   247 	    12 	  (175)
Extraordinary item
	Loss from early extinguishment
	  of debt, net of income tax benefit	    	    (5)	    (4)	   (55)	   (38)
Cumulative effect of accounting changes                           	   (16)
Net income (loss)                	$    1  	$  112 	$  243 	$  (43)	$ (229)


Basic earnings per share of common stock (a)
	Income (loss) before extraordinary
	  item and cumulative effect of
	  accounting changes            	$  .01  	$ 1.05 	$ 2.23 	$  .12 	$(2.75)
	Net income (loss)               	   .01  	  1.01 	  2.19 	  (.43)	 (3.60)

Weighted average shares outstanding	 111  	   111 	   111 	   101 	    64


Diluted earnings per share of common stock (a)
	Income (loss) before extraordinary
	  item and cumulative effect of
  	  accounting changes          	$  .01  	$ 1.04 	$ 2.21	 $  .12	 $(2.75)
	Net income (loss)	                  .01	    1.00	   2.17	   (.43)	  (3.60)

Weighted average shares outstanding	 113  	   112 	   112	    101       64


ITEM 6.   SELECTED FINANCIAL DATA  (cont'd)
(In millions, except per share and statistical data)
                                 	 	1997    	1996   	1995   	1994    	1993
Other Financial Data
Net cash provided by operating
	activities	                      $   88  	$  380 	$  393 	$  134  	$   63
Depreciation, depletion and
	amortization                    	   127	     125 	   122 	   116  	   117
Capital investments and acquisitions 191  	   129 	   170 	   152  	   102
Working capital	                      71	      34 	    51 	    15  	    44
Property, plant, equipment and
	timberland, net	                  1,788	   1,720 	 1,709 	 1,681	   1,631
Total assets	                      2,771  	 2,688 	 2,783 	 2,759  	 2,597
Long-term debt, less
 current maturities              	 2,025  	 1,934 	 2,111 	 2,392  	 2,619
Deferred income tax liability	       362	     363 	   328 	   208 	    232
Stockholders' deficit	              (374)	   (375)	  (487)	  (730) 	(1,058)

Statistical Data (tons in thousands)
Containerboard production (tons)	  1,933	   1,973  	1,905 	 1,932  	 1,840
Boxboard and SBS production (tons)   823  	   774	    773	    767	     744
Newsprint production (metric tons)	  574  	   522  	  563	    558	     558
Corrugated shipments
 (billion sq. ft.)	                 31.7	    30.0	   29.4	   30.8  	  29.4
Folding carton shipments (tons)	     488	     474  	  476 	   493  	   483
Fiber reclaimed and
 brokered (tons)                 	 4,832  	 4,464  	4,293	  4,134  	 3,907
Timberland owned or leased
 	(thousand acres)	                  983	     987  	  984	    985  	   984
Number of employees              	15,800  	15,800	 16,200 	16,600	  17,300

(a)	Gives effect to the ten-for-one stock conversion pursuant to a reclassification in 1994, whereby the Company's five classes of common stock were converted into one class on a basis of ten shares of common stock for each outstanding share of each of the old classes.

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

Containerboard market conditions were weak from the second half of 1995 to early 1997 due to new capacity added within the industry. The added capacity resulted in excess inventories and lower selling prices for containerboard and corrugated shipping containers. While demand for containerboard improved during this time, many paper companies, including the Company, took economic downtime at their containerboard mills to reduce inventories. Linerboard prices, which had reached a record high of $535 per ton in April 1995, dropped rapidly thereafter, declining to below $300 per ton in April 1997. Improvements in market conditions during 1997, however, resulted in increases in containerboard prices in the second half of 1997. In December 1997, the price of linerboard had risen to approximately $390 per ton.

Demand for newsprint was strong throughout 1995, but was weaker in 1996 due to reductions in ad lineage and conservation measures taken by newspaper publishers. Strong demand for newsprint during 1995 resulted in an all-time record price of approximately $760 per metric ton in October 1995. As market conditions weakened in 1996, excess inventories developed and selling prices for newsprint fell to below $500 per metric ton in the first quarter of 1997. Many newsprint producers, including the Company, took economic downtime at their newsprint mills during 1996 to reduce inventories. Improvement in newsprint demand in 1997, coupled with an extended strike at a competitor's mills, resulted in a reduction in the excess inventory levels and provided an opportunity to raise prices. Two attempts to raise prices during 1997 were successful and by December 1997, newsprint prices had risen to approximately $605 per metric ton.

Reclaimed fiber is a major product of the Company and an important raw material of the Company's recycled paper mills.
Due to increases in demand, the price of recycled fiber increased dramatically during the early part of 1995, resulting in higher costs at the Company's recycled paper mills. However, the price of this material was lower in the second half of 1995 and remained relatively stable in 1996 due to lower demand as a result of significant downtime taken by recycled paper mills throughout the country. The lower prices in 1996 had a beneficial effect on fiber cost at the Company's recycled paper mills as compared to 1995. Reclaimed fiber prices were higher in 1997, but were still well below the record highs set in 1995.

Results of Operations

Segment data
(In millions)               1997                1996                  1995
                             Income              Income               Income
                   Net       from       Net      from        Net      from
 		               sales   operations   sales  operations    sales   operations
Paperboard/
	Packaging
	Products       	$2,936	     $177    	$3,087    	$335     	$3,706     	$604
Newsprint	          302	       27	       323     	 56      	  387      	 26
	Total	          $3,238     	$204    	$3,410	    $391	     $4,093     	$630

1997 COMPARED TO 1996
Net sales and income from operations declined in 1997 compared to 1996, due primarily to lower sales prices. Net sales were $3,238 million, a decrease of 5% compared to 1996 and income from operations was $204 million, a decrease of 48% compared to 1996.

(In millions)                                   1997 Compared to 1996
                                          Paperboard/
                                           Packaging
                                           Products    Newsprint     Total
Increase (decrease) due to:
	Sales prices and product mix              	$(234)     	$ (59)     	$ (293)
	Sales volume	                             	   85      	   38	         123
	Acquisitions and new facilities	              28 		                    28
	Sold or closed facilities                 	  (30)                  	  (30)
Total net sales decrease                  		$(151)     	$ (21)      	$(172)

Paperboard/Packaging Products Segment
Net sales of the Paperboard/Packaging Products segment decreased 5% compared to 1996 to $2,936 million, and income from operations decreased $158 million compared to 1996 to $177 million. The decrease in net sales of this segment was primarily a result of significant reductions in sales prices for containerboard and corrugated shipping containers. Increases in sales volume partially offset the decline due to price. Profitability for this segment declined in 1997 compared to 1996 also due primarily to the sales price declines. Income from operations as a percent of net sales for the Paperboard/Packaging Products segment decreased from 11% in 1996 to 6% in 1997. The changes in net sales price and shipments within the major product groups of the Paperboard/Packaging Products segment are discussed below.

Net sales of containerboard and corrugated shipping containers declined $192 million to $1,405 million, a decrease of 12% compared to 1996. The decrease was due primarily to lower prices. On average, corrugated shipping container prices decreased 13% and containerboard prices decreased 13% compared to 1996. Demand for corrugated shipping containers was strong throughout 1997 and shipments of corrugated shipping containers increased 6% compared to 1996. As market conditions improved, the Company successfully implemented two price increases for linerboard, the first in August for $40 per ton and the second in October for $50 per ton. Containerboard sales volume in 1997 decreased 2% compared to 1996 due to economic downtime taken to reduce inventories in 1997 and a shutdown at the Company's Brewton, Alabama mill associated with a rebuild and upgrade of its mottled white paper machine.

Net sales for the reclamation and timber products operations increased $75 million to $356 million, an increase of 27% compared to 1996. On average, prices for reclaimed fiber were 17% higher in 1997 compared to 1996 and shipments of reclaimed fiber increased 8% compared to 1996.

Net sales of recycled boxboard, SBS and folding cartons of $901 million were equal to 1996. On average, recycled boxboard and SBS prices decreased 5% and 2%, respectively, and folding carton prices decreased 5% compared to 1996. Strengthening demand during 1997 enabled the Company to implement a $40 per ton price increase in the fourth quarter of 1997. Shipments of recycled boxboard and SBS increased 6% and 2%, respectively, and folding carton shipments increased 3% compared to 1996.

Net sales of $129 million for uncoated recycled boxboard and industrial packaging products were 10% lower compared to 1996, primarily due to lower prices and plant closures. Net sales of $145 million for consumer packaging products declined 12% compared to 1996 due to lower prices, reduced sales volume and the sale of a facility.

Newsprint Segment
Net sales of the Newsprint segment decreased 7% compared to 1996 to $302 million, and income from operations decreased $29 million compared to 1996 to $27 million. Strengthening demand for newsprint enabled SNC to successfully implement two price increases totaling $115 per metric ton in 1997. Despite the increases, the average sales price for 1997 was 15% lower when compared to 1996. Sales volume increased 12% compared to 1996 primarily as a result of reduced mill downtime. Income from operations as a percent of net sales decreased from 17% in 1996 to 9% in 1997 due primarily to the decline in the average sales price of newsprint.

Costs and Expenses
Cost of goods sold as a percent of net sales increased from 81% in 1996 to 86% in 1997 due primarily to the lower sales prices explained above, and, to a lesser extent, higher recycled fiber cost and downtime taken at containerboard mills. Selling and administrative expenses as a percent of net sales was comparable to 1996 due to a decline in expenses, which resulted primarily from lower employee benefit costs.

During 1997, the Company completed its 1993 restructuring program. All major activity related to plant closures, workforce reductions, severance payments and asset sales were completed without significant adjustment to the reserve. Cash payments for restructuring activity in 1997 were not significant to cash flows.

In the fourth quarter of 1995, SNC recorded a pre-tax charge totalling $25 million related to a corrective action program to address product quality matters and failure to follow proper manufacturing and internal procedures relating to production of exterior siding, a non-core product line of SNC. The program was substantially completed in 1997. The Company believes the remaining reserve is adequate to address expenditures contemplated under the corrective action program.

Interest expense for 1997 declined $4 million compared to 1996 due primarily to lower average debt levels outstanding and lower effective interest rates.


The provision for income taxes in 1997 was $11 million. The effective tax rate for 1997 exceeded the federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting. The tax values of remaining net operating loss carryforwards for state income tax purposes of approximately $45
million expire in years 1998 through 2012.    Federal income tax
returns for 1989 through 1994 are currently under examination. While the ultimate results of such examinations cannot be predicted with certainty, the Company's management believes that the examinations will not have a material adverse effect on its financial condition or results of operations.

1996 COMPARED TO 1995
Net sales and income from operations declined in 1996 compared to record levels in 1995, due primarily to lower sales prices. Net sales were $3,410 million, a decrease of 17% compared to 1995 and income from operations was $391 million, a decrease of 38% compared to 1995.

(In millions)                                1996 Compared to 1995
                                          Paperboard/
                                           Packaging
                                           Products    Newsprint     Total
Increase (decrease) due to:
	Sales prices and product mix	              $(699)     	$ (30)     	$ (729)
	Sales volume		                               117 	       (34)	         83
	Acquisitions and new facilities	               4 	                 	    4
	Sold or closed facilities                 	  (41)                  	  (41)
Total net sales decrease                  		$(619)     	$ (64)	      $(683)

Paperboard/Packaging Products Segment
Net sales of the Paperboard/Packaging Products segment decreased 17% compared to 1995 to $3,087 million, and income from operations decreased $269 million compared to 1995 to $335 million. The decrease in net sales of this segment was primarily a result of significant reductions in sales prices for containerboard, corrugated shipping containers and reclamation products. Increases in volume partially offset the decline in
net sales.   Profitability for this segment declined in 1996
compared to 1995 primarily due to the sales price declines, although the lower fiber prices resulted in lower cost in the Company's paperboard mills. Income from operations as a percent of net sales for the Paperboard/Packaging Products segment decreased from 16% in 1995 to 11% in 1996. The changes in net sales price and shipments within the major product groups of the Paperboard/Packaging Products segment are discussed below.

Net sales of containerboard and corrugated shipping containers declined $363 million to $1,597 million, a decrease of 19% compared to 1995. On average, corrugated shipping container prices decreased 16% and containerboard prices decreased 28% compared to 1995. On the other hand, shipments of corrugated shipping containers increased 2% and shipments of containerboard increased 4% compared to 1995. Shipments of containerboard were higher primarily as a result of reduced mill downtime in 1996 as compared to 1995.

Net sales for the reclamation and timber products operations decreased $222 million to $281 million, a decrease of 44% compared to 1995. The decrease was due primarily to lower average prices for reclaimed fiber, which declined 54% compared to 1995. Shipments of reclaimed fiber increased 4% compared to 1995.

Net sales of recycled boxboard, SBS and folding cartons were $901 million, a decrease of 2% compared to 1995. On average, recycled boxboard and SBS prices decreased 14% and 7%, respectively, and folding carton prices decreased 3% compared to 1995. Shipments of recycled boxboard and SBS increased 3% and 5%, respectively, and folding carton shipments decreased 1% compared to 1995.

Net sales of $144 million for uncoated recycled boxboard and industrial packaging products were 7% lower compared to 1995, primarily due to lower prices. Net sales of consumer packaging products declined 1% compared to 1995 to $164 million.

Newsprint Segment
Net sales of the Newsprint segment decreased 17% compared to 1995 to $323 million, and income from operations increased $30 million compared to 1995 to $56 million. The decrease in net sales was a result of sales prices, which, on average, dropped 8% compared to 1995, and lower shipments due to production curtailment. Shipments of newsprint were lower in 1996 by 8% compared to 1995. The impact of reduced sales prices and lower sales volume on profitability of the segment was partially offset by lower fiber cost. This segment's 1995 profitability was also impacted by a $25 million pretax charge for anticipated cost related to the exterior siding issue discussed above. Income from operations as a percent of net sales increased from 7% in 1995 to 17% in 1996.

Costs and Expenses
Cost of goods sold as a percent of net sales increased from 79% in 1995 to 81% in 1996 for the reasons explained above. Selling and administrative expenses as a percent of net sales increased from 6% in 1995 to 8% in 1996 due primarily to overall lower sales prices, higher personnel costs and inflationary increases in other costs.

In 1996, major activities relating to the 1993 restructuring program included payments of plant closure expenditures and severance of $6 million, offset by proceeds from sales of fixed assets of $3 million. Proceeds from sales of fixed assets were used to offset additional expenses and other unanticipated expenses related to shutdowns.

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

The provision for income taxes in 1996 was $77 million compared to $156 million in 1995. The Company's effective tax rate of 39.7% in 1996 was comparable to the 1995 effective tax rate of 38.7%. In 1996 the Company utilized its net operating loss carryforwards for federal income tax purposes. As of December 31, 1996, the Company had net operating loss carryforwards for state income tax purposes of approximately $44 million which expire in years 1997 through 2009.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in the first quarter of 1996. The effect of such adoption was not material to the Company's financial statements. The Company also adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. During 1996, the Company elected to early adopt the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities". The effect of adopting the provisions of SOP 96-1 was immaterial to the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General
Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for 1997 of $88 million and net borrowings of $87 million were used primarily to fund capital investments and acquisitions totaling $191 million. Acquisitions in 1997 included a corrugated shipping container plant and three recycling plants. In addition, the Company purchased a 50,000 acre woodlands tract that complements its southern holdings.

As of December 31, 1997, JSC (U.S.)'s bank credit facility (the "1994 Credit Agreement") consisted of a Tranche A Term Loan of $312 million, a Tranche B Term Loan of $283 million, a Tranche C Term Loan of $141 million and a $450 million revolving credit facility. The revolving credit facility may include letters of credit of up to $150 million. The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions,
(iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization, and (v) maintenance of minimum interest coverage ratios. In view of the economic downturn within the Company's business in the early part of 1997, the Company sought an amendment to the 1994 Credit Agreement to ease certain of its financial covenants. The amendment to the 1994 Credit Agreement was granted in June 1997. The 1994 Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

As referenced above, the 1994 Credit Agreement imposes an annual limit on future capital expenditures of $150 million. The capital spending limit is subject to increase in any year by an amount equal to a portion of the Company's excess cash flow and an amount up to $75 million if the prior year's spending was less than the maximum amount allowed. The Company has a carryover of approximately $41 million for 1998. The Company does not believe the annual limitation for capital expenditures impairs its plans for maintenance, expansion and continued modernization of its facilities.

The Company expects internally generated cash flows and existing financing resources will be sufficient for the next several years to meet its needs to pay interest, pay income taxes, pay debt maturities and fund capital expenditures. Scheduled debt payments in 1998 and 1999 are $15 million and $101 million, respectively, with increasing amounts thereafter. Capital expenditures for 1998 are estimated to be lower, comparable to the levels in 1996 and 1995. The Company expects to use any excess cash provided by operations to make further debt reductions. At December 31, 1997, the Company had $270 million of unused borrowing capacity under its 1994 Credit Agreement and $103 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable.

The Company has received a commitment letter dated February 16, 1998 from certain of its senior lenders and their affiliates to provide, structure, arrange and syndicate $1.3 billion of new senior secured facilities to refinance all of the outstanding indebtedness under the 1994 Credit Agreement. The refinancing is expected to reduce interest expense, extend debt maturities and improve financial flexibility of the Company. The refinancing is expected to close in the first half of 1998 and will result in a non-cash extraordinary write-off consisting primarily of deferred debt issuance costs related to the 1994 Credit Agreement.

The Company's earnings are significantly affected by the amount of interest on its indebtedness. The Company periodically enters into interest rate swap and cap agreements to manage interest rate exposure on its indebtedness. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of risk. As of December 31, 1997, the Company had no interest rate swaps or cap agreements outstanding.

JSC and SNC have been served with complaints alleging that Cladwood exterior siding, produced by SNC and used in prefabricated or manufactured homes, deteriorates under normal conditions and exposure. The suits purport to be class actions on behalf of persons who own or have purchased or used Cladwood, a non-core product line of SNC. The complaints allege either negligence, unfair trade practices or breach of warranty, and seek unspecified amounts of damages and in one case declaratory and injunctive relief. Management is unable to predict at this time the final outcome of these suits or whether the resolution of the matters could materially affect the Company's results of operations, cash flows or financial position. The Company and SNC intend to defend the actions vigorously.

The Company has conducted a review of its computer systems to identify areas that could be affected by the "Year 2000" issue. Based on this review, the Company has established a plan and has begun to modify or replace certain portions of its existing software so that the systems will function properly with respect to dates in the year 2000 and thereafter. The modifications to existing software are expected to be completed by the end of 1998. The Company believes that the cost of such modifications will be immaterial to its results of operations and cash flows. The Company, in the ordinary course of business, continually seeks to upgrade its computer systems and software when economically practical and benefits can be achieved. Appropriate cost associated with such systems are normally capitalized when purchased and depreciated over five years. The Company has reviewed the systems that it is currently in the process of installing and believes these new systems will be Year 2000
compliant.   The Company expects to do extensive testing of these
new systems during 1998 and 1999.

The Company believes that, in general, it does not have a material exposure to the Year 2000 issue, either operationally or financially, and that its plan to modify or replace its software will address the Year 2000 issue on a timely basis.

Environmental Matters

In 1993, the Company recorded a provision of $54 million, of which $39 million related to environmental matters, representing asbestos and PCB removal, solid waste cleanup at existing and former operating sites and expenses for response costs at various sites where the Company has received notice that it is a PRP.
The Company made payments of approximately $5 million, $3 million and $9 million related to PRP sites, environmental cleanup and other environmental compliance related measures in 1997, 1996 and 1995, respectively. The Company, as well as other companies in the industry, faces potential environmental liability related to various sites at which hazardous wastes have allegedly been deposited. The Company has received notice that it is or may be a PRP at a number of federal and state sites where remedial action may be required. Because the laws that govern the cleanup of waste disposal sites have been construed to authorize joint and several liability, government agencies or other parties could seek to recover all response costs for any site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs. Although the Company is unable to estimate the aggregate response costs in connection with the remediation of all sites, if the Company were held jointly and severally liable for all response costs at some or all of the sites, it would have a material adverse effect on the financial condition and results of operations of the Company. However, joint and several liability generally has not in the past been imposed on PRPs, and, based on such past practice, the Company's past experience and the financial conditions of other PRPs with respect to the sites, the Company does not expect to be held jointly and severally liable for all response costs at any site. Liability at waste disposal sites is typically shared with other PRPs and costs generally are allocated according to relative volumes of waste deposited at a given site. At most sites, the waste attributed to the Company is a very small portion of the total waste deposited at the site (generally significantly less than 1%). There are approximately six sites where final settlement has not been reached and where the Company's potential liability is expected to exceed de minimis levels. See Part I,
Item 3, "Legal Proceedings - Environmental Matters" for a discussion of the environmental exposure at the six sites subject to pending CERCLA proceedings. Accordingly, the Company believes that its estimated total probable liability for response costs at the sites was adequately reserved at December 31, 1997. Further, the estimate takes into consideration the number of other PRPs at each site, the identity and financial position of such parties, in light of the joint and several nature of the liability, but does not take into account possible insurance coverage or other similar reimbursement.

In 1997, the EPA finalized significant parts of the Cluster Rule, which will require substantial expenditures to achieve compliance. In order to comply with these parts of the Cluster Rule, the Company estimates that, based on preliminary engineering studies done to date, it may require approximately $175 million in capital expenditures over the next three to five years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed, and additional regulations are finalized.

Compliance with federal, state and local environmental requirements is a significant, on-going factor in the Company's business. It is difficult to predict with certainty the amount of capital expenditures that will be required to comply with future standards. The Company has averaged $15 million annually in capital expenditures related to environmental compliance over the last three years and estimates spending approximately $34 million in capital expenditures related to environmental compliance in 1998. A significant amount of the increased expenditures in 1998 will be due to compliance with the Cluster Rule and is included in the $175 million estimate referenced above. Since the Company's competitors are, or will be, subject to comparable pollution standards, including the proposed Cluster Rule, management is of the opinion that compliance with future pollution standards will not adversely affect the Company's competitive position.

Effects of Inflation

The Company uses the last-in, first-out method of accounting for approximately 83% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. In early 1995, the cost of many of the Company's base raw materials increased significantly due to strong demand and tight supply factors. During this period, the Company was able to increase selling prices, effectively offsetting the effects of the increased cost. During the latter part of 1995 and early 1996, the cost of such base raw materials declined and has remained relatively stable through 1996 and 1997. Inflationary increases in other operating costs were moderate, and did not have a material impact on the Company's financial position or operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	      Page No.

Index to Financial Statements:

	Management's Responsibility for Financial Statements	        25
	Report of Independent Auditors	                              26
	Consolidated balance sheets -  December 31, 1997 and 1996	   27
	For the years ended December 31, 1997, 1996 and 1995:
		Consolidated statements of operations	                      28
		Consolidated statements of stockholders' deficit	           29
		Consolidated statements of cash flows	                      30
	Notes to consolidated financial statements	                  31

The following consolidated financial statement schedule of Jefferson Smurfit Corporation is included in Item 14(a):

	II: Valuation and Qualifying Accounts 	                      59

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


Richard W. Graham
President and Chief Executive Officer


Patrick J. Moore
Vice President and Chief Financial Officer
(Principal Accounting Officer)


REPORT OF INDEPENDENT AUDITORS


Board of Directors
Jefferson Smurfit Corporation

We have audited the accompanying consolidated balance sheets of Jefferson Smurfit Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson Smurfit Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

St. Louis, Missouri
January 22, 1998

JEFFERSON SMURFIT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)


December 31,	1997	1996

		      ASSETS
Current assets
	Cash and cash equivalents                      	$    12    	$    12
	Receivables, less allowances
		of $10 in 1997 and $9 in 1996                     	302        	279
	Inventories
		Work-in-process and finished goods                 	89         	81
		Materials and supplies	                            151     	   126
                                                  			240        	207
	Deferred income taxes                               	32	         46
	Prepaid expenses and other current assets	           16	         15
		      Total current assets                        	602        	559

Net property, plant and equipment	                 1,523      	1,466

Timberland, less timber depletion	                   265	        254

Goodwill, less accumulated amortization of
	$58 in 1997 and $50 in 1996                        	237        	246
Other assets	                                        144	        163
			                                              $ 2,771    	$ 2,688
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
	Current maturities of long-term debt           	$    15    	$    10
	Accounts payable	                                   334        	290
	Accrued compensation and payroll taxes              	88         	92
	Interest payable                                     25         	30
	Other accrued liabilities	                           69	        103
		      Total current liabilities	                   531	        525

Long-term debt, less current maturities           	2,025      	1,934

Other long-term liabilities                         	227        	241

Deferred income taxes                               	362        	363

Stockholders' deficit
	Preferred stock, par value $.01
  per share; 50,000,000
		shares authorized; none
  issued and outstanding
	Common stock, par value $.01
  per share; 250,000,000
		shares authorized; 110,996,794
  and 110,989,156 issued
		and outstanding in 1997 and
  1996, respectively 	                                 1          	1
	Additional paid-in capital	                       1,168      	1,168
	Retained earnings (deficit)                     	(1,543)    	(1,544)
	        Total stockholders' deficit	               (374)    	  (375)
	                                              		$ 2,771    	$ 2,688

See notes to consolidated financial statements.

JEFFERSON SMURFIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)


Year Ended December 31,                    	1997    	1996    	1995


Net sales                               	$ 3,238	$  3,410 $  4,093
Costs and expenses
	Cost of goods sold                       	2,776   	2,754   	3,222
	Selling and administrative expenses 	       258	     265 	    241

		Income from operations                    	204      391     	630

Other income (expense)
	Interest expense, net                     	(190)   	(194)   	(234)
	Other, net	                                  (2)	     (3)	      7

		Income before income taxes and
		   extraordinary item                      	12	     194     	403

Provision for income taxes	                   11	      77	     156

		Income before extraordinary item            	1     	117     	247

Extraordinary item
	Loss from early extinguishment of debt,
		net of income tax benefit of $3 in
		1996 and $2 in 1995 	                          	     (5)	     (4)

		Net income                            	$     1	$    112 	$    243



Basic earnings per common share
	Income before extraordinary item       	$   .01	$   1.05 	$   2.23
	Extraordinary item                           	      (.04)     (.04)

		Net income                            	$   .01	$   1.01 	$   2.19

Weighted average shares outstanding      	   111	     111  	    111

Diluted earnings per common share
	Income before extraordinary item       	$   .01	$   1.04  $   2.21
	Extraordinary item                                  (.04)     (.04)

		Net income                            	$   .01	$   1.00 	$   2.17

Weighted average shares outstanding 	        113	     112  	    112

See notes to consolidated financial statements.


JEFFERSON SMURFIT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except share data)





                   	         	     Common Stock
	                                Par    	Number    	Additional	  Retained
                              		Value,   	 of       	Paid-In    	Earnings
                              		 $.01 	  Shares   	  Capital   	(Deficit)


Balance at January 1, 1995	    $    1 	110,988,462	   $1,168    	$(1,899)

Net income	                                                       			243
Issuance of common stock under
	stock option plan	                           	694
Balance at December 31, 1995	       1 	110,989,156    	1,168    	 (1,656)

Net income			                                                       	112
Balance at December 31, 1996	       1 	110,989,156  	  1,168	     (1,544)

Net income			                                                         	1
Issuance of common stock under
	stock option plan                         		7,638
Balance at December 31, 1997  	$    1	 110,996,794   	$1,168	    $(1,543)

See notes to consolidated financial statements.


JEFFERSON SMURFIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,                     	1997     	1996     	1995

Cash flows from operating activities
	Net income                                	$   1  	$   112    	$ 243
	Adjustments to reconcile net income to net
	cash provided by operating activities
		Extraordinary loss from early
			extinguishment of debt	                               	8        	7
		Depreciation, depletion and amortization   	127      	125      	122
		Amortization of deferred debt issuance costs	11       	13       	14
		Deferred income taxes	                       13       	34      	113
	Non-cash employee benefit expense (income)	    4       	17       	(7)
		Change in current assets and liabilities,
			net of effects from acquisitions
			  Receivables                             	(24)	      60      	(22)
			  Inventories	                             (32)      	17       	(4)
			  Prepaid expenses and other current assets 	3	                	(1)
			 	Accounts payable and accrued liabilities 	(4)              		(61)
			  Interest payable                         	(5)      	(4)      	(7)
			  Income taxes	                             (6)      	 2       	(1)
		Other, net	                                         	  (4)	      (3)
	Net cash provided by operating activities	    88     	 380     	 393

Cash flows from investing activities
	Property additions                         	(166)    	(120)    	(130)
	Timberland additions                        	(16)      	(9)      	(6)
	Investments in affiliates and acquisitions	   (9)              		(34)
	Construction funds held in escrow             	9       (10)
	Proceeds from property and timberland
		disposals and sale of businesses	             7	        6	        10
	Net cash used for investing activities	     (175)    	(133)     	(160)

Cash flows from financing activities
	Borrowings under bank credit facilities	              	250
	Net borrowings (repayments) under accounts
		receivable securitization program	           30      	(38)
	Payments of long-term debt                   	(7)    	(481)     	(284)
	Other increases in long-term debt	            64       	13        	20
	Deferred debt issuance costs	    	                      (6)	      (4)
	Net cash provided by (used for)
  financing activities	                        87     	(262)    	(268)

Decrease in cash and cash equivalents	                 	(15)     	(35)
Cash and cash equivalents
	Beginning of year	                            12	       27     	  62
	End of year                               	$  12    	$  12    	$  27

See notes to consolidated financial statements.


JEFFERSON SMURFIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except share data)


1.  Basis of Presentation

Jefferson Smurfit Corporation, hereafter referred to as the "Company," owns 100% of the equity interest in JSCE, Inc. The Company has no operations other than its investment in JSCE, Inc. JSCE, Inc. owns 100% of the equity interest in JSC (U.S.) and is the guarantor of the senior unsecured indebtedness of JSC (U.S.). JSCE, Inc. has no operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States.

The deficit in stockholders' equity is primarily due to the Company's 1989 purchase of JSC (U.S.)'s common equity owned by Jefferson Smurfit Group plc ("JS Group") and the acquisition by JSC (U.S.) of its common equity owned by The Morgan Stanley Leveraged Equity Fund I, L.P., which were accounted for as purchases of treasury stock.


2.  Significant Accounting Policies

Nature of Operations: The Company's major operations are in paper products, recycled and renewable fiber resources, newsprint production, and consumer and specialty packaging. The Company's paperboard mills procure virgin and recycled fiber and produce paperboard for conversion into corrugated containers, folding cartons and industrial packaging at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. The Company's newsprint operations produce newsprint from virgin and recycled fiber primarily for the newspaper industry. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Consumer packaging produces labels and flexible packaging for use in industrial, medical and consumer product applications. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $9 million and $8 million are pledged at December 31, 1997 and 1996 as collateral for obligations associated with the accounts receivable securitization program (see Note 4).

Revenue Recognition: Revenue is recognized at the time products are shipped.

Significant Accounting Policies (cont)

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $51 million in 1997 and $53 million in 1996 which are valued at the lower of average cost or market. First-in, first-out costs (which approximate replacement costs) exceed the LIFO value by $62 million and $59 million at December 31, 1997 and 1996, respectively.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Estimated useful lives of paper machines average 23 years, while major converting equipment and folding carton presses have estimated useful lives of 20 years.


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

Deferred Debt Issuance Costs: Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

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


2.  Significant Accounting Policies (cont)

Interest Rate Swap and Cap Agreements: The Company periodically enters into interest rate swap and cap agreements to reduce the impact of interest rate fluctuations. Swap agreements involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. Cap agreements provide that the Company will receive a certain amount when short-term interest rates exceed a threshold rate. Periodic amounts to be paid or received under interest rate swap and cap agreements are accrued and recognized as adjustments to interest expense. Premiums paid on cap agreements are included in interest payable and amortized to interest expense over the life of the agreements. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

At December 31, 1997, the Company had no interest rate swaps or cap agreements outstanding.

Earnings per Common Share: Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements (see Note 8).

Employee Stock Options: SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company has, however, adopted the disclosure-only provisions of SFAS No. 123 (see Note 7).

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

2.  Significant Accounting Policies (cont)

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

Prospective Accounting Pronouncements: In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies the computation, presentation, and disclosure requirements for business segment information. This statement is required to be adopted in 1998. The Company is currently evaluating SFAS 131 and has not yet determined its impact on the Company's consolidated financial statements.

Reclassifications: Prior to 1997, timberdeeds were included with timberland on the Consolidated Balance Sheets, and as depletion and timberland additions on the Consolidated Statements of Cash Flows. Effective December 31, 1997, the Company has reclassified timberdeed activity as cash flows from operating activities. The effect of the reclassification on the Consolidated Statements of Cash Flows was to reduce depletion by $17 million, $14 million and $17 million in 1997, 1996 and 1995, respectively, with offsetting effects to timberland additions and other current assets. There was no effect on the Consolidated Statements of Operations.

Certain other reclassifications of prior year presentations have been made to conform to the 1997 presentation.

3.  Property, Plant and Equipment

Property, plant and equipment at December 31 consists of:

                                           				 1997 		 1996
Land	                                       		$   63 	$   61
Buildings and leasehold improvements            	304		   280
Machinery, fixtures and equipment             	2,024	 	1,908
		                                           		2,391 		2,249
Less accumulated depreciation and amortization	  934	 	  849
		                                           		1,457 		1,400
Construction in progress	                         66	 	   66

	     Net property, plant and equipment      	$1,523		$1,466


4.  Long-Term Debt

Long-term debt at December 31 consists of:
                                           				 1997 		 1996
Tranche A term loan	                          $  312		$  312
Tranche B term loan	                             283   		283
Tranche C term loan                             	141   		141
Revolving loans                                 	120	    	55
Accounts receivable securitization program loans	210	   	179
1994 series A senior notes	                      300	   	300
1994 series B senior notes	                      100	   	100
1993 senior notes	                               500		   500
Other 	                                           74  	   74
			                                           	2,040 		1,944
Less current portion	                             15	     10
		                                          		$2,025		$1,934

Aggregate annual maturities of long-term debt at December 31, 1997 for the next five years are $15 million in 1998, $101 million in 1999, $170 million in 2000, $347 million in 2001 and $568 million in 2002.

	1994 Credit Agreement
In 1994, JSC (U.S.) entered into a bank credit facility (the "1994 Credit Agreement") consisting of a $450 million revolving credit facility (the "Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a Tranche A Term
Loan and a Tranche B Term Loan.   During 1996, the 1994 Credit
Agreement was amended to allow an additional $100 million borrowing under the Tranche B Term Loan and $150 million borrowing under a newly created Tranche C Term Loan. The $250 million in new proceeds from these term loans was used to reduce scheduled installment payments of the Tranche A Term Loan. The Tranche A Term Loan matures in various installments through 2001. The Tranche B and Tranche C Term Loans mature in various installments through 2002. The Revolving Credit Facility matures in 2001.

Outstanding loans under the Tranche A Term Loan and the Revolving Credit Facility bear interest at rates selected at the option of JSC (U.S.) equal to the alternate base rate ("ABR") plus 1.50% per annum or the adjusted LIBOR Rate plus 2.50% per annum (8.66% at December 31, 1997). Interest on outstanding loans under the Tranche B Term Loan is payable at a rate per annum selected at the option of JSC (U.S.), equal to the prime rate plus 2% per annum or the adjusted LIBOR Rate plus 3% per annum (9.0% at December 31, 1997). Interest on the Tranche C Term Loan is payable at a rate per annum selected at the option of JSC (U.S.), equal to the prime rate plus 2.25% per annum or the adjusted LIBOR Rate plus 3.25% per annum (9.25% at December 31, 1997).
ABR is defined as the highest of Chase Manhattan Bank's prime lending rate, 1/2 of 1% in excess of the Federal Funds Rate or 1% in excess of the base certificate of deposit rate. The Tranche A, B and C Term Loans and the Revolving Credit Facility may be prepaid at any time, in whole or in part, at the option of JSC (U.S.).

A commitment fee of .50% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 1997, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $270 million.

4.  Long-Term Debt (cont)

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

	Accounts Receivable Securitization Program Loans
JSC (U.S.) has a $315 million accounts receivable securitization program (the "Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). JS Finance finances its purchases of eligible JSC (U.S.) receivables through the issuance of commercial paper or the proceeds of borrowings under a revolving liquidity facility and a term loan. In 1995, JS Finance borrowed $15 million under the term loan and may issue up to $300 million trade receivables-backed commercial paper or borrow up to $300 million under a revolving liquidity facility.

Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents of $9 million and trade accounts receivable of $231 million at December 31, 1997. Interest rates on borrowings under the Securitization Program are at a variable rate (5.96% at December 31, 1997). At December 31, 1997, $103 million was available for additional borrowing, subject to JSC (U.S.)'s level of eligible accounts receivable. Borrowings under the Securitization Program, which expires February 2002, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

	1994 Senior Notes
In 1994, JSC (U.S.) issued and sold $300 million aggregate principal amount of unsecured 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of unsecured 10.75% Series B Senior Notes due 2002. The Series A Senior Notes are redeemable in whole or in part at the option of JSC (U.S.), at any time on or after May 1, 1999 with premiums of 5.625% and 2.813% of the principal amount if redeemed during the 12-month periods commencing May 1, 1999 and 2000, respectively. The Series B Senior Notes are not redeemable prior to maturity.

4.  Long-Term Debt (cont)

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

	Other Debt
	Other long-term debt at December 31, 1997 is payable in varying installments through the year 2029. Interest rates on these obligations averaged approximately 8.31% at December 31, 1997.

	Other
Interest costs capitalized on construction projects in 1997, 1996 and 1995 totaled $5 million, $3 million and $4 million, respectively. Interest payments on all debt instruments for 1997, 1996 and 1995 were $188 million, $186 million and $228 million, respectively.

5.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                           						1997    	1996
Deferred tax liabilities
	Property, plant and equipment and timberland	  	$414	    $396
	Inventory	                                      		13      	13
	Prepaid pension costs                           		31      	31
	Other			                                        	114     	104
		Total deferred tax liabilities		                572     	544

Deferred tax assets
	Employee benefit plans	                          	96	     102
	Net operating loss, alternative minimum tax and
		tax credit carryforwards		                       99      	90
	Other				                                         58	      53
		Total deferred tax assets	                     	253     	245
	Valuation allowance for deferred tax assets	    	(11)	    (18)
		Net deferred tax assets	                       	242     	227
		Net deferred tax liabilities	                 	$330    	$317

Provision for income taxes before extraordinary item was as follows:
                              					       Year Ended December 31,
					                                      1997	   1996  	 1995
Current
	Federal                                 		$ (3) 	$  41	  $  38
  State and local		   	                               2   	   4
					                                        (3)    	43     	42
Deferred
	Federal                                  	 	10     	(1)   	(12)
	State and local	     	                       4     	(5)     	2
	Net operating loss carryforwards		   	              40	    124
					                                        14	     34	    114
		                                       		$ 11   $  77  	$ 156

At December 31, 1997, the Company has net operating loss carryforwards for state income tax purposes with a tax value of approximately $45 million which expire in years 1998 through 2012.

The federal income tax returns for 1989 through 1994 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

5.  Income Taxes (cont)

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate as a percentage of income before income taxes and extraordinary item is as follows:

                            					       Year Ended December 31,
			                                   	 1997  	  1996 	   1995

U.S. federal statutory rate            	35.0%	   35.0%	   35.0%
State and local taxes, net
	of federal tax benefit                	(2.8)	   (1.5)    	3.9
Permanent differences from applying
	purchase accounting	                   116.1    	4.1     	3.2
Effect of valuation allowances on
	deferred tax assets, net of
	federal benefit                       	(58.0)   	2.1    	(3.4)
Other, net	                               1.4
		                                     		91.7%  	39.7%	   38.7%

The Company made income tax payments of $8 million, $39 million and $41 million in 1997, 1996 and 1995, respectively.

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

Assumptions used in the accounting for the defined benefit plans were:

                                          				1997   	1996   	1995
Weighted average discount rate               	7.25%	  7.75%  	7.25%
Rate of increase in compensation levels	       4.0%	   4.5%   	4.0%
Expected long-term rate of return on assets	   9.5%   	9.5%   	9.5%

6.  Employee Benefit Plans (cont)

The components of net pension expense (income) for the defined benefit plans and the total contributions charged to pension expense for the multi-employer plans follow:

                                            				Year Ended December 31,
					                                            1997	   1996   	1995
Defined benefit plans
	Service cost-benefits earned during the period	$  16	  $  16  	$  13
	Interest cost on projected benefit obligations	   63     	60     	59
	Actual return on plan assets	                   (140)  	(131)  	(155)
	Net amortization and deferral                    	61     	62     	75
Multi-employer plans	                               2   	   2   	   2
Net pension expense (income)                   	$   2	  $   9  	$  (6)

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31 for the Company's defined benefit pension plans:

                                                  				1997   	1996
Actuarial present value of benefit obligations
	Vested benefit obligations                        	$  821	    $759

	Accumulated benefit obligations	                   $  873    	$802

Projected benefit obligations                      	$  919    	$838
Plan assets at fair value                           	1,013	     926
Plan assets in excess of
	projected benefit obligations                         	94      	88
Unrecognized net (gain) loss	                           (2)      	8
Unrecognized net asset at December 31,
	being recognized over 14 to 15 years	                 (13)    	(17)
Net pension asset                                  	$   79    	$ 79

Approximately 31% of plan assets at December 31, 1997 are invested in cash equivalents or debt securities and 69% are invested in equity securities. Equity securities at December 31, 1997 include 754,500 shares of common stock of the Company with a market value of approximately $11 million and 26,526,260 shares of JS Group common stock having a market value of approximately $75 million. Dividends paid on JS Group common stock during 1997 were approximately $1.7 million.

	Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match, which is paid in Company common stock, was 60% in 1997 and 1996 and 50% in 1995 of each participant's contributions up to an annual maximum. The Company's expense for the savings plans totaled $9 million, $8 million and $6 million in 1997, 1996 and 1995, respectively.


6.  Employee Benefit Plans (cont)

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

The following table sets forth the accumulated postretirement benefit obligation ("APBO") with respect to these benefits as of December 31:

                                                  				1997   	1996
Retirees                                             	$ 60   	$ 63
Active employees	                                       43	     35
Total accumulated postretirement benefit obligation	   103     	98
Unrecognized net (gain) loss 	                          (1)   	  3
Accrued postretirement benefit cost	                  $102	   $101

Net periodic postretirement benefit cost included the following components:

                                             				1997	   1996	   1995

Service cost-benefits earned during the period	   $ 2    	$ 1    	$ 1
Interest cost on accumulated postretirement
	benefit obligation                                	7      	7      	7
Net amortization                                  	(1)    	(1)    	(1)
Net periodic postretirement benefit cost         	$ 8	    $ 7    	$ 7

A weighted-average discount rate of 7.25% and 7.75% was used in determining the APBO at December 31, 1997 and 1996, respectively. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits ("health care cost trend rate") was 7.5%, with an annual decline of 1% until the rate reaches 4.25% in the year 2001. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1997 by $2 million and have no effect on the annual net periodic postretirement benefit cost for 1997.

	Supplemental Income Plan
The Company maintains an unfunded, non-qualified supplemental income pension plan (the "SIP") for certain key executives. Benefits are determined by final average earnings and years of credited service and are offset by a certain portion of social security benefits.

At December 31, 1997 and 1996, the projected benefit obligation was $31 million and $26 million, respectively, and the net unrecognized SIP cost was $11 million and $9 million. The amounts included in other long-term liabilities in the Consolidated Balance Sheets were $20 million and $17 million as of December 31, 1997 and 1996, respectively. During 1997, 1996 and 1995 the Company incurred SIP expenses of $2 million, $9 million, and $3 million, respectively.

7.  1992 Stock Option Plan

Under the 1992 Stock Option Plan (the "Plan"), selected employees of the Company and its affiliates and subsidiaries are granted non-qualified stock options to acquire shares of common stock of the Company. The stock options are exercisable at a price equal to the fair market value, as defined, of the Company's common stock on the date of grant. The options vest pursuant to the schedule set forth for each option and expire upon the earlier of 12 years from the date of grant or termination of employment, death or disability. At December 31, 1997, 13,041,668 shares of common stock were reserved for issuance under the Plan, including 4,873,895 shares available for the granting of options. The stock options become exercisable upon the earlier of the occurrence of certain trigger dates, as defined, or 11 years from the date of grant.

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

                                          				1997   	1996   	1995
	Expected option life (years)                   	5      	6      	7
	Risk-free weighted average
	  interest rate	                             6.49%  	6.22%  	7.36%
	Stock price volatility                     	44.20% 	42.10% 	42.10%
	Dividend yield	                               0.0%	   0.0%   	0.0%

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


7.  1992 Stock Option Plan (cont)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in millions, except per share data):

As Reported                        	1997   	1996  	1995
	Net income                       	$   1  	$ 112 	$ 243
	Basic earnings per share           	.01   	1.01  	2.19
	Diluted earnings per share         	.01   	1.00  	2.17

Pro Forma
	Net income                       	$  (1) 	$ 111	 $ 243
	Basic earnings per share          	(.01)  	1.00  	2.19
	Diluted earnings per share        	(.01)  	1.00  	2.19

The weighted average fair values of options granted during 1997, 1996 and 1995 were $6.63, $6.38 and $9.60 per share, respectively.

Additional information relating to the Plan is as follows:
                                                              						Weighted
					                                                               	Average
			                                     	Shares Under    	Option     Exercise
                                    				   Option    	  Price Range 	 Price
Outstanding at January 1, 1995           	5,531,255	  $10.00 - 12.50
	Granted                                   	141,750	   14.31 - 17.63
	Exercised                                     	925	           10.00
	Cancelled	                                  40,612	   10.00 - 17.63
Outstanding at December 31, 1995         	5,631,468  	$10.00 - 17.63  	$10.44
  Granted	                                1,497,500   	11.13 - 13.38   	12.67
  Cancelled	                                 11,495	   10.00 - 17.63   	11.13
Outstanding at December 31, 1996	         7,117,473  	$10.00 - 17.63  	$10.91
	Granted                                 	1,238,500   	13.13 - 15.81   	13.43
	Exercised                                  	23,825           	10.00   	10.00
	Cancelled	                                 164,375   	10.00 - 15.81   	12.98
Outstanding at December 31, 1997         	8,167,773  	$10.00 - 17.63  	$11.25

The following table summarizes information about stock options outstanding at December 31, 1997:

                  	     Options Outstanding            	Options Exercisable
                                      			 Weighted
                            		Weighted	    Average               Weighted
                            		Average     Remaining	            		Average
   Range of                 		Exercise  	Contractual		           	Exercise
Exercise Prices   	12/31/97	    Price   	Life (Years)  	12/31/97	   Price
$10.00 - 12.50   	5,736,023	   $10.33	       6.98	     	 483,100	  $10.00
 13.00 - 14.31   	2,207,750	    13.11	      11.02
 15.81 - 17.63	     224,000	    16.51	      10.03
                 	8,167,773				                          483,100

The number of options exercisable at December 31, 1996 and 1995 were 506,925 and 508,770, respectively.

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                      				1997    	1996    	1995
Numerator
	Income before extraordinary item	       $   1   	$ 117	   $ 247

Denominator
	Denominator for basic earnings per
		share - weighted average shares         	111     	111     	111

	Effect of dilutive securities:
		Employee stock options	                    2	       1        1

	Denominator for diluted earnings per
		share - adjusted weighted average
		shares and assumed conversions         	 113    	 112	     112

Basic earnings per share before
	extraordinary item                     	$ .01   	$1.05	   $2.23

Diluted earnings per share before
	extraordinary item                     	$ .01   	$1.04	   $2.21

An immaterial number of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

9.  Related Party Transactions

	Transactions with JS Group
Transactions with JS Group, its subsidiaries and affiliated companies were as follows:

Year Ended December 31,                				1997   	1996   	1995
Product sales	                             $ 34   	$ 34  	 $ 44
Product and raw material purchases	          51     	64    	108
Management services income                   	4      	5      	4
Charges from JS Group for services provided	  1	             	1
Charges to JS Group for costs pertaining to
	the Fernandina No. 2 paperboard machine    	53     	54     	57
Receivables at December 31                   	3      	3      	3
Payables at December 31                     	11     	10     	13

Product sales to and purchases from JS Group, its subsidiaries and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

9.  Related Party Transactions (cont)

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

	Transactions with Times Mirror
In July 1995, under the terms of a shareholder agreement, JSC (U.S.) acquired the remaining 20% minority interest of Smurfit Newsprint Corporation ("SNC") from The Times Mirror Company ("Times Mirror"). SNC supplies newsprint to Times Mirror at amounts which approximate prevailing market prices under the terms of a long-term agreement. The obligations of the Company and Times Mirror to supply and purchase newsprint are wholly or partially terminable upon the occurrence of certain defined events. Sales to Times Mirror for 1997, 1996 and 1995 were $140 million, $165 million and $189 million, respectively.

10.  Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum lease payments at December 31, 1997 required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are $36 million in 1998, $29 million in 1999, $23 million in 2000, $19 million in 2001, $17 million in 2002 and $73 million thereafter.

Net rental expense was $50 million, $50 million and $48 million for 1997, 1996 and 1995, respectively.

11.  Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:
  	   		                                      December 31,
					                                    1997             1996
                               				Carrying	 Fair  	Carrying  	Fair
                               				 Amount 	 Value 	 Amount 	  Value
Assets
	Cash and cash equivalents        	$   12 	$   12	  $   12  	$   12

Liabilities
	Long-term debt, including
	  current maturities	              2,040  	2,105   	1,944   	2,005

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

The Company faces potential liability for response costs at various sites with respect to which the Company has received notice that it may be a potentially responsible party ("PRP") as well as contamination of certain Company-owned properties, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.

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

In the fourth quarter of 1995, SNC recorded a pretax charge totaling $25 million to implement a program of corrective action to address product quality matters and failure to follow proper manufacturing and internal procedures relating to production of exterior siding, a non-core product line of SNC. As of December 31, 1997 this program was substantially complete and the Company believes the remaining reserve is adequate to address expenditures contemplated under the corrective action program.

12.  Contingencies (cont)

JSC and SNC have been served with complaints alleging that Cladwood exterior siding, produced by SNC and used in prefabricated or manufactured homes, deteriorates under normal conditions and exposure. The suits purport to be class actions on behalf of persons who own or have purchased or used Cladwood, a non-core product line of SNC. The complaints allege either negligence, unfair trade practices or breach of warranty, and seek unspecified amounts of damages and in one case declaratory and injunctive relief. Management is unable to predict at this time the final outcome of these suits or whether the resolution of the matters could materially affect the Company's results of operations, cash flows or financial position. The Company and SNC intend to defend the actions vigorously.

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

                                        				  Year Ended December 31,
				                                          1997   	 1996   	 1995
Net sales
	Paperboard/packaging products	             $2,936  	$3,087  	$3,706
	Newsprint	                                    302	     323   	  387
			                                        	$3,238  	$3,410  	$4,093

Income from operations
	Paperboard/packaging products             	$  177  	$  335	  $  604
	Newsprint	                                     27   	   56	      26
	Total income from operations	                 204     	391     	630
Interest expense, net	                        (190)   	(194)   	(234)
Other, net	                                     (2)	     (3)	      7
Income before income taxes and
  extraordinary item                       	$   12  	$  194  	$  403

Identifiable assets
	Paperboard/packaging products             	$2,287	  $2,189  	$2,246
	Newsprint	                                    290     	284     	296
	Corporate assets 	                            194   	  215	     241
			                                        	$2,771  	$2,688  	$2,783

Capital expenditures
	Paperboard/packaging products             	$  166  	$  112  	$  119
	Newsprint                    	                 16   	   17   	   17
				                                        $  182  	$  129  	$  136

Depreciation, depletion and amortization
	Paperboard/packaging products             	$  113  	$  112  	$  105
	Newsprint	                                     14   	   13   	   17
		                                        		$  127  	$  125  	$  122

Sales and transfers between segments are not material. Export sales are less than 10% of total sales. Corporate assets consist principally of cash and cash equivalents, deferred income taxes, deferred debt issuance costs and other assets which are not specific to a segment.

14.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

			                               	First     	Second 	    Third      	Fourth
                              				Quarter    	Quarter    	Quarter	    Quarter

1997
	Net sales                          	$778     	  $785     	  $832      	$843
	Gross profit	                        103        	109        	129       	121
	Income from operations	               39        	 44     	    65        	56
	Net income (loss)                    	(7)        	(4)        	 8      	   4

	Basic earnings (loss) per share:
	Net income (loss) per share        	(.06)      	(.04)       	.07      	 .04

	Diluted earnings (loss) per share:
	Net income (loss) per share        	(.06)      	(.04)       	.07      	 .04

1996
	Net sales                          	$916       	$844       	$834      	$816
	Gross profit	                        205        	155        	151       	145
	Income from operations              	138         	92         	86       	 75
	Income before extraordinary item     	53        	 27         	22        	15
	Loss from early extinguishment
    of debt		                                      (4)	                  	(1)
	Net income                           	53         	23         	22        	14

	Basic earnings per share:
	Income per share before
	  extraordinary item	                .48        	.24        	.20       	.13
	Net income per share                	.48        	.20        	.20       	.13

	Diluted earnings per share:
	Income per share before
	  extraordinary item                	.48        	.24        	.20       	.13
	Net income per share                	.48        	.20        	.20       	.13

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128, "Earnings per Share."

ITEM  9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND	FINANCIAL DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names and ages of the directors of the Company.

				      Name            	Age
				Leigh J. Abramson	      29
				Alan E. Goldberg	       43
				Richard W. Graham	      63
				Michael C. Hoffman 	    35
				G. Thompson Hutton	     42
				Michael M. Janson	      50
				Howard E. Kilroy	       62
				Thomas A. Reynolds, III 45
				Michael W.J. Smurfit	   61
				James E. Terrill	       64

The Board of Directors currently consists of ten directors. The directors are classified into three groups: three directors having terms expiring in 1998, including Messrs. Abramson, Graham and Hutton; three directors having terms expiring in 1999, including Messrs. Goldberg, Kilroy and Reynolds; and four directors having terms expiring in 2000, including Messrs.
Hoffman, Janson, Smurfit and Terrill.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

       Name                Age                  Position
Robert P. Breimeier		      54	        Vice President - Transportation and
                                						Logistics
Janet R. Carl		           	37        	Vice President - Environmental
                                						Affairs
James P. Davis          			42	        Vice President and General Manager
                                 					Consumer Packaging Division
James D. Duncan			         56        	Vice President and General Manager
                                      - Industrial Packaging Division
Richard J. Golden		        55	        Vice President - Purchasing
Richard W. Graham        		63        	President and Chief Executive
					                                	Officer and Director
Michael F. Harrington	     57        	Vice President - Human Resources
Charles A. Hinrichs	      	44        	Vice President and Treasurer
Jay D. Lamb             			50        	Vice President and General Manager
                                						- SNC
F. Scott Macfarlane	      	52        	Vice President and General Manager
                                						- Folding 	Carton and Boxboard Mill
                                						Division
Timothy McKenna			         49         Vice President - Investor Relations
                              		      and Communications
Patrick J. Moore         		43         Vice President and Chief Financial
                            					     Officer
Thomas A. Pagano	         	51         Vice President - Planning
Michael W.J. Smurfit     		61         Chairman of the Board and Director
David C. Stevens	         	63         Vice President and General Manager
					                                 - Smurfit Recycling Company
John E. Straw		           	55         Vice President - Corporate Sales
                            					     and Marketing
Michael E. Tierney		       49         Vice President, General Counsel and
                            					     Secretary
William N. Wandmacher	     55         Vice President and General Manager
                           					      - Containerboard Mill Division
Gary L. West			            55         Vice President and General Manager
                           					      - Container Division

Biographies

Leigh J. Abramson was named to the Board of Directors of the Company in January 1997. Mr. Abramson joined Morgan Stanley & Co. Incorporated ("MS&Co.") in 1990 and is a Vice President in MS&Co.'s Merchant Banking Division. He is a Vice President of Morgan Stanley Capital Partners III, Inc. ("MSCP III, Inc.") and Morgan Stanley Leveraged Equity Fund II, Inc. ("MSLEF II, Inc."), which is the general partner of The Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF II"). Mr. Abramson also serves as Director of PageMart Wireless, Inc. and Silgan Holdings Inc.

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

Janet R. Carl was named Vice President - Environmental Affairs in
August 1996. She joined the Company in August 1995 as environmental counsel. Previously, she was employed as an environmental attorney with Mayor, Day, Caldwell and Keeton in Houston, Texas.

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

Alan E. Goldberg has been a Director of the Company since 1989. He is head of MS&Co.'s Private Equity Group and has been a Managing Director of MS&Co. since 1988. Mr. Goldberg is a Managing Director of MSLEF II, Inc. and MSCP III, Inc. Mr. Goldberg also serves as Director of CIMIC Holdings Limited, CAT Limited, Catalytica, Inc., Hamilton Services Limited, Amerin Corporation and Amerin Guaranty Corporation, Direct Response Corporation and several private companies.

Richard J. Golden has been Vice President - Purchasing since
1985. In January 1994, he was assigned responsibility for world-wide purchasing for JS Group.

Richard W. Graham has been a Director of the Company since January 1997. He has been President and Chief Executive Officer of the Company since January 1997 and was President of the Company from July 1996 to December 1996. He served as Senior Vice President from February 1994 to July 1996. Prior to that, he held various positions in the Folding Carton and Boxboard Mill Division, including Vice President and General Manager from February 1991 to January 1994. Mr. Graham also serves as Director of Mercantile Bank of St. Louis N.A.

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

Michael C. Hoffman was named to the Board of Directors of the Company in February 1998. Mr. Hoffman joined MS&Co. in 1986 and is a Principal of MS&Co., MSLEF II, Inc. and MSCP III, Inc. Mr. Hoffman has been a member of the MS Private Equity Group since 1989 and is a member of MS&Co.'s bank steering committee.

G. Thompson Hutton has been a Director of the Company since 1994. Mr. Hutton has been President and Chief Executive Officer of Risk Management Solutions, Inc., an information services company based in Menlo Park, California, since 1991. Prior to that, he was a management consultant with McKinsey & Company, Inc. from 1986 to 1991. He also serves as a Trustee of Colorado Outward Bound School.

Michael M. Janson was named to the Board of Directors of the Company in October 1997. Mr. Janson joined MS&Co. in 1987 and is a Managing Director of MS&Co. and MSCP III. Before joining MS&Co.'s Merchant Banking Division in 1997, he was a Managing Director of MS&Co.'s High Yield Capital Markets Department. Mr. Janson also serves as Director of American Color Graphics, Inc.

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

Timothy McKenna was named Vice President - Investor Relations and Communications in July 1997. He joined the Company in October 1995 as Director of Investor Relations and Communications. Prior to joining the Company, he was employed by Union Camp Corporation for 14 years where most recently he was Director of Investor Relations.

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

Thomas A. Reynolds, III was named to the Board of Directors of the Company in August 1997. He has been a Partner since 1984 with Winston & Strawn, a law firm that regularly represents the Company on numerous matters. Mr. Reynolds is an adjunct faculty member in trial advocacy at Northwestern University School of Law. He also serves as Director of Georgetown University.

Michael W.J. Smurfit has been Chairman and Chief Executive
Officer of JS Group since 1977. Dr. Smurfit has been Chairman of the Board of the Company since 1989. He was Chief Executive
Officer of the Company prior to July 1990.

David C. Stevens has been Vice President and General Manager -
Smurfit Recycling Company since January 1993. Prior to that, he was General Sales Manager for the Reclamation Division, since joining the Company in 1987.

John E. Straw has been Vice President - Corporate Sales and Marketing since May 1996. Mr. Straw has held various managerial positions in the Folding Carton and Boxboard Mill Division since joining the Company in 1969, including General Manager, National Account Sales from May 1995 to May 1996.

James E. Terrill has been Vice Chairman of the Board of the Company since February 1997 and a Director of the Company since 1994. He was Chief Executive Officer from July 1996 to December 1996 and President and Chief Executive Officer from February 1994 to July 1996. He served as Executive Vice President - Operations from August 1990 to February 1994. Mr. Terrill also served as President of SNC from February 1986 to February 1993.

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

The information required in response to this item is set forth under the captions "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Appointment Committee Interlocks and Insider Participation" in JSC's proxy statement in connection with the Annual Meeting of Stockholders to be held on May 7, 1998, which will be filed with the Securities and Exchange Commission on or before March 31, 1998 (the "JSC Proxy Statement"), and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required in response to this item is set forth under the caption "Principal Stockholders" in the JSC Proxy
Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is set forth under the caption "Certain Transactions" in the JSC Proxy
Statement and is incorporated herein by reference.

PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a) 	(1) and (2) The list of Financial Statements and
Financial Statement 	Schedules required by this item is included in Item 8.
(3)  Exhibits.

 3.1	     Restated Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 4.1 to JSC's
          Registration Statement on Form S-8 (File No. 33-57085)).
 3.2  	   By-laws of the Company (incorporated by reference to
          Exhibit 4.2 to JSC's Registration Statement on Form S-8
          (File No. 33-57085)).
 4.1     	Certificate for JSC's Common Stock (incorporated by
          reference to Exhibit 4.3 to JSC's Registration Statement
          on Form S-8 (File No. 33-57085)).
10.1     	Second Amended and Restated Organization Agreement, as of
          August 26, 1992, among SIBV, MSLEF II, SIBV/MS Holdings,
          Inc., JSC, Container Corporation of America ("CCA") and
          MSLEF II, Inc. (incorporated by reference to Exhibit
          10.1(d) to JSC (U.S.)'s Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1992).
10.2(a)  	Stockholders Agreement among JSC, SIBV, MSLEF II and
          certain related entities (incorporated by reference to
          Exhibit 10.2 to JSC's Quarterly Report on Form 10-Q for
          the quarter ended March 31, 1994).
10.2(b)	  First Amendment to Stockholders Agreement, dated as of
          January 13, 1997, by and among SIBV, MSLEF II, JSC and
          certain related entities  (incorporated by reference to
          Exhibit 10.2(b) to JSC's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1996).
10.3	     Registration Rights Agreement among JSC, MSLEF II and
          SIBV (incorporated by reference to Exhibit 10.3 to JSC's Quarterly Report on Form 10-Q for the quarter ended March
          31, 1994).
10.4	     Subscription Agreement among JSC, JSC (U.S.), CCA and
          SIBV (incorporated by reference to Exhibit 10.4 to JSC's Quarterly Report on Form 10-Q for the quarter ended March
          31, 1994).
10.5(a)  	Restated Newsprint Agreement, dated January 1, 1990, by
          and between SNC and Times Mirror (incorporated by
          reference to Exhibit 10.39 to JSC (U.S.)'s Annual Report
          on Form 10-K for the fiscal year ended December 31,
          1990).  Portions of this exhibit have been excluded
          pursuant to Rule 24b-2 of the Securities Exchange Act of
          1934, as amended.
10.5(b)	  Amendment No. 1 to the Restated Newsprint Agreement
          (incorporated by reference to Exhibit 10.6(b) to JSC's Registration Statement on Form S-1 (File No. 33-75520)).
10.6     	Operating Agreement, dated as of April 30, 1992, by and
          between CCA and Smurfit Paperboard, Inc. (incorporated by reference to Exhibit 10.42 to JSC (U.S.)'s Quarterly
          Report on Form 10-Q for the quarter ended March 31,
          1992).
10.7	     JSC (U.S.) Deferred Compensation Plan as amended
          (incorporated by reference to Exhibit 10.7 to JSC's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996).
10.8	     JSC (U.S.) Management Incentive Plan (incorporated by
          reference to Exhibit 10.10 to JSC's Annual Report on Form
          10-K for the fiscal year ended December 31, 1995).
10.9     	Rights Agreement, dated as of April 30, 1992, among CCA,
          Smurfit Paperboard, Inc. and Bankers Trust Company, as collateral trustee (incorporated by reference to Exhibit
          10.43 to JSC (U.S.)'s Quarterly Report on Form 10-Q for
          the quarter ended March 31, 1992).
10.10	    Jefferson Smurfit Corporation Amended and Restated 1992
          Stock Option Plan dated as of May 1, 1997.
10.11(a)	 Credit Agreement, amended and restated as of May 17,
          1996, among JSC, JSCE, JSC (U.S.) and the banks parties
          thereto (incorporated by reference to Exhibit 10.1 to
          JSC's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1996).
10.11(b) 	Amendment Agreement dated as of May 17, 1996 among JSC,
          JSCE, JSC (U.S.), SNC and the banks parties thereto (incorporated by reference to Exhibit 10.2 to JSC's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1996).
10.11(c) 	Amendment No. 2, dated as of June 15, 1997, to the
          Amended and Restated Credit Agreement among JSC, JSC
          (U.S.), JSCE, Inc. and the financial institutions party
          thereto (incorporated by reference to Exhibit 10.1 to
          JSC's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997).
10.12(a) 	Term Loan Agreement dated as of February 23, 1995 among
          JSC Finance and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to JSC's
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 1995).
10.12(b)	 Depositary and Issuing and Paying Agent Agreement (Series
          A Commercial Paper) as of February 23, 1995 (incorporated
          by reference to Exhibit 10.2 to JSC's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995).
10.12(c) 	Depositary and Issuing and Paying Agent Agreement (Series
          B Commercial Paper) as of February 23, 1995 (incorporated
          by reference to Exhibit 10.3 to JSC's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995).
10.12(d) 	Receivables Purchase and Sale Agreement dated as of
          February 23, 1995 among JSC (U.S.), as the Initial
          Servicer and JS Finance, as the Purchaser (incorporated
          by reference to Exhibit 10.4 to JSC's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995).
10.12(e) 	Liquidity Agreement dated as of February 23, 1995 among
          JS Finance, the Financial Institutions parties hereto as
          Banks, Bankers Trust Company, as Facility Agent and
          Bankers Trust Company as Collateral Agent (incorporated
          by reference to Exhibit 10.6 to JSC's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995).
10.12(f)	 Commercial Paper Dealer Agreement dated as of February
          23, 1995 among BT Securities Corporation, MS&Co., JSC
          (U.S.) and JS Finance (incorporated by reference to
          Exhibit 10.7 to JSC's Quarterly Report on Form 10-Q for
          the quarter ended March 31, 1995).
10.12(g)	 Addendum dated March 6, 1995 to Commercial Paper Dealer
          Agreement (incorporated by reference to Exhibit 10.8 to
          JSC's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1995).
10.12(h) 	First Omnibus Amendment dated as of March 31, 1996 among
          JSC (U.S.), JSFC and the banks parties thereto
          (incorporated by reference to Exhibit 10.3 to JSC's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1996).
10.12(i)	 Affiliate Receivables Sale Agreement dated as of March
          31, 1996 between SNC and JSC (incorporated by reference
          to Exhibit 10.4 to JSC's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1996).
10.12(j) 	Amendment No. 2 dated as of August 19, 1997 to the Term
          Loan Agreement among JS Finance and Bank Brussels
          Lambert, New York Branch and JSC (U.S.) as Servicer.
10.12(k)	 Amendment No. 2 dated as of August 19, 1997 to the
          Receivables Purchase and Sale Agreement among JSC (U.S.)
          as the Seller and Servicer and JS Finance as the
          Purchaser, Bankers Trust Company as Facility Agent and
          Bank Brussels Lambert, New York Branch as the Term Bank.
10.12(l) 	Amendment No. 2 dated as of August 19, 1997 to the
          Liquidity Agreement among JS Finance, Bankers Trust
          Company as Facility Agent, JSC (U.S.) as Servicer, Bank
          Brussels Lambert, New York Branch as Term Bank and the
          Financial Institutions parties thereto as Banks.
10.13	    Consulting Agreement dated as of October 24, 1996 by and
          between James E. Terrill and JSC (U.S.)(incorporated by reference to Exhibit 10.15 to JSC's Annual Report on Form
          10-K for the fiscal year ended December 31, 1996).
18.1	     Letter regarding change to accounting for pension plans
          (incorporated by reference to Exhibit 18.1 to JSC
          (U.S.)'s Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1993).
21.1     	Subsidiaries of the Company.
23.1	     Consent of Independent Auditors.
24.1	     Powers of Attorney.
27.1     	Financial Data Schedule.

(b)	Report on Form 8-K.
The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE  March 2, 1998                    JEFFERSON SMURFIT CORPORATION
		                                         (Registrant)

                   							BY           /s/ Patrick J. Moore
	                                          Patrick J. Moore
							                                  Vice-President and Chief Financial
						                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

        SIGNATURE		        	TITLE	                            DATE


                       *   	Chairman of the Board
   Michael W. J. Smurfit			 and Director

                       *   	President and Chief Executive Officer
   Richard W. Graham		     	and Director (Principal Executive
                    						 	Officer)

/s/Patrick J. Moore       	 Vice-President and Chief    March 2,1998
   Patrick J. Moore    		   Financial Officer (Principal
                        	   Accounting Officer)

                        * 		Director
    Leigh J. Abramson

                        *  		Director
    Alan E. Goldberg

                        *  		Director
    Michael C. Hoffman

                        *  		Director
    G. Thompson Hutton

                        *  		Director
    Michael M. Janson

                        * 	 	Director
    Howard E. Kilroy

                        *   	Director
    Thomas A. Reynolds, III

                        *  		Director
    James E. Terrill


* By /s/ Patrick J. Moore        , 	pursuant to Powers of
	        Patrick J. Moore		        	Attorney filed as a part of
        	As Attorney in Fact	     		the Form 10-K.


	JEFFERSON SMURFIT CORPORATION
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
	(In Millions)

       Column A                             	  Column B           Column C               Column D       Column E
                                             Balance at
                                             Beginning of                  Charged
                                             Period, as     Charged to     to Other     Deductions     Balance
                                            Previously      Costs and      Accounts     Describe       at End
      Description                            Reported       Expenses       Describe        <fn1>      of Period


 Year ended December 31, 1997
	Allowance for doubtful accounts             	$  9	          $  2	            $   	        $  1	          $ 10

 Year ended December 31, 1996
	Allowance for doubtful accounts             	$  9          	$  5             $ 	          $  5	          $  9

 Year ended December 31, 1995
	Allowance for doubtful accounts	             $  9	          $  1	            $   	        $  1	          $  9

<fn1> Uncollectible amounts written off, net of recoveries.