Form 10-Q
period 1998-03-31
JEFFERSON SMURFIT CORP /DE/
filed 1998-05-15
CIK 919226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended March 31, 1998
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of March 31, 1998, the registrant had outstanding
110,996,794 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         JEFFERSON SMURFIT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share data)
                                  (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                        1998         1997

Net sales                                              $ 844        $ 778

Costs and expenses
  Cost of goods sold                                     702          675
  Selling and administrative expenses                     71           64

    Income from operations                                71           39

Interest expense, net                                    (50)         (47)

    Income (loss) before income taxes and
      extraordinary item                                  21           (8)

Provision for (benefit from) income taxes                 10           (1)

    Net income (loss) before extraordinary item           11           (7)

Extraordinary item:
  Loss from early extinguishment
    of debt, net of income tax benefits                  (13)

    Net loss                                           $  (2)       $  (7)


Basic earnings per common share
  Income (loss) before extraordinary item              $ .10        $(.06)
  Extraordinary item                                    (.12)
    Net loss                                           $(.02)       $(.06)

Weighted average shares outstanding                      111          111


Diluted earnings per common share
  Income (loss) before extraordinary item              $ .10        $(.06)
  Extraordinary item                                    (.12)
    Net loss                                           $(.02)       $(.06)

Weighted average shares outstanding                      112          112



See notes to consolidated financial statements.

                              JEFFERSON SMURFIT CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                            (In millions, except share data)

                                                          March 31,        December 31,
                                                            1998              1997
                                                        (unaudited)
Assets
Current assets
  Cash and cash equivalents                              $    11           $    12
  Receivables, less allowances of
    $10 in 1998 and 1997                                     306               302
  Inventories
    Work-in-process and finished goods                       104                89
    Materials and supplies                                   155               151
                                                             259               240
  Deferred income taxes                                       31                32
  Prepaid expenses and other current assets                   30                16
    Total current assets                                     637               602

Net property, plant and equipment                          1,515             1,523

Timberland, less timber depletion                            263               265

Goodwill, less accumulated amortization of
  $60 in 1998 and $58 in 1997                                235               237
Other assets                                                 132               144
                                                         $ 2,782           $ 2,771

Liabilities and Stockholders' Deficit
Current liabilities
  Current maturities of long-term debt                   $     7           $    15
  Accounts payable                                           292               334
  Accrued compensation and payroll taxes                      81                88
  Interest payable                                            49                25
  Other accrued liabilities                                   78                69
    Total current liabilities                                507               531

Long-term debt, less current maturities                    2,064             2,025

Other long-term liabilities                                  226               227

Deferred income taxes                                        361               362

Stockholders' deficit
  Preferred stock, par value $.01 per share;
    50,000,000 shares authorized; none issued
    and outstanding
  Common stock, par value $.01 per share;
    250,000,000 shares authorized; 110,996,794
    issued and outstanding in 1998 and 1997                    1                 1
  Additional paid-in capital                               1,168             1,168
  Retained earnings (deficit)                             (1,545)           (1,543)
    Total stockholders' deficit                             (376)             (374)
                                                         $ 2,782           $ 2,771

See notes to consolidated financial statements.

                              JEFFERSON SMURFIT CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)

                                                           Three months ended
                                                               March 31,
                                                            1998         1997

Cash flows from operating activities
  Net loss                                                 $   (2)     $   (7)
  Adjustments to reconcile net loss to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt       22
    Depreciation, depletion and amortization                   33          31
    Amortization of deferred debt issuance costs                3           3
    Deferred income taxes                                      (1)          4
    Non-cash employee benefit expense                           2           2
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                            (4)          6
        Inventories                                           (19)         (7)
        Prepaid expenses and other current assets             (12)         (2)
        Accounts payable and accrued liabilities              (41)         (8)
        Interest payable                                       24          23
        Income taxes                                           (1)         (9)
        Other, net                                             (3)
  Net cash provided by operating activities                     1          36

Cash flows from investing activities
  Property additions                                          (21)        (32)
  Proceeds from property disposals                              2
  Construction funds held in escrow                                         2
  Acquisition of businesses, net of cash acquired                          (9)
  Net cash used for investing activities                      (19)        (39)

Cash flows from financing activities
  Borrowings under bank credit facilities                     891
  Net repayments under accounts receivable
    securitization program                                     (5)         (3)
  Borrowings (repayments) of long-term debt                  (856)          9
  Deferred debt issuance costs                                (13)
  Net cash provided by financing activities                    17           6

Increase (decrease) in cash and cash equivalents               (1)          3
Cash and cash equivalents
  Beginning of period                                          12          12
  End of period                                            $   11      $   15



See notes to consolidated financial statements.

                         JEFFERSON SMURFIT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Tabular amounts in millions, except share data)
                                  (Unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements of Jefferson Smurfit Corporation ("JSC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 2, 1998 with the Securities and Exchange Commission.

JSC owns 100% of the equity interest in JSCE, Inc. JSC has no operations other than its investment in JSCE, Inc. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). JSC (U.S.) has extensive operations throughout the United States. JSCE, Inc. has no operations other than its investment in JSC (U.S.).

2. Long-Term Debt

In March 1998, JSC (U.S.) entered into a new credit facility (the "1998 Credit Agreement") consisting of a $550 million revolving credit facility, a $400 million seven-year Tranche A Term Loan, and a $350 million eight-year Tranche B Term Loan. The proceeds from the 1998 Credit Agreement were used to fully prepay $878 million of outstanding principal and accrued interest under the previous credit facility (the "1994 Credit Agreement"). The 1998 Credit Agreement will reduce the interest expense, extend debt maturities, and improve the financial flexibility of the Company. JSC (U.S.) recorded an extraordinary loss of $13 million (net of income tax benefits of $9 million) related to the early extinguishment of the Company's bank debt.

Outstanding loans under the Tranche A Term Loan and the Revolving Credit Facility bear interest at rates selected at the option of JSC (U.S.) equal to the alternate base rate ("ABR") plus .50% per annum or the adjusted LIBOR Rate plus 1.50% per annum (7.1875% at March 31, 1998). Interest on outstanding loans under the Tranche
B Term Loan is payable at a rate per annum selected at the option of JSC (U.S.), equal to the alternate base rate plus 1% per annum or the adjusted LIBOR Rate plus 2% per annum (7.6875% at March 31, 1998). ABR is defined as the highest of Chase Manhattan Bank's prime rate, 1% in excess of the base certificate of deposit rate or 1/2 of 1% in excess of the Federal Funds Rate. The Tranche A and
B Term Loans and the Revolving Credit Facility may be prepaid at any time, in whole or in part, at the option of JSC (U.S.).

3.  Subsequent Events

On May 10, 1998, the Company announced it had signed a merger agreement with Stone Container Corporation ("Stone Container").
The merged company, to be named Smurfit-Stone Container Corporation, will be a focused, integrated producer of corrugated containers, folding cartons, industrial bags, containerboard and recycled paperboard, with annual sales exceeding $8 billion, based on 1997 results. Under terms of the agreement, common shareholders of Stone Container would receive .99 shares of Jefferson Smurfit Corporation for each common share of Stone Container. Shareholders of JSC will continue to hold their existing JSC shares. The transaction is expected to be tax-free to the shareholders of both companies and will be treated as a purchase for accounting
purposes.   The transaction is subject to certain conditions,
including the approval of JSC's and Stone Container's shareholders, domestic and foreign regulatory clearances and other matters as described in the Company's Form 8-K dated May 12, 1998.

In a separate transaction, a subsidiary of Jefferson Smurfit Group plc has agreed to sell its containerboard machine located at the Company's mill in Fernandina Beach, Florida to a subsidiary of the Company for $175 million. The transaction is expected to close by January 1999. In the event the merger is not consummated, the Company will have an option to cancel or rescind the transaction.

On or about May 12, 1998, two putative class action complaints were filed against Stone Container and its individual directors and the Company in Delaware Chancery Court alleging, among other things, that the directors of Stone Container violated the fiduciary duties owed to Stone Container's public stockholders. These complaints do not include any specific allegations regarding the Company. The Company believes that these actions are without merit.

4.  Contingencies

JSC and Smurfit Newsprint Corporation ("SNC") have been served with complaints alleging that Cladwood exterior siding, produced by SNC and used in prefabricated or manufactured homes, deteriorates under normal conditions and exposure. The suits purport to be class actions on behalf of persons who own or have purchased or used Cladwood, a non-core product line of SNC. The complaints allege either negligence, unfair trade practices or breach of warranty, and seek unspecified amounts of damages and in one case declaratory and injunctive relief. On April 17, 1998, the court in one of these cases denied the plantiff's motion seeking to certify a nationwide class, but did certify a class of persons who have owned buildings in Washington and Oregon with Cladwood siding. Management is unable to predict at this time the final outcome of these suits or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position. The
Company and SNC intend to defend the actions vigorously.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
                                        Three months ended March 31,
(In millions)                           1998                  1997
                                            Income                Income
                                   Net       from         Net      from
                                  sales    operations    sales   operations

Paperboard/Packaging Products      $ 764      $  60      $ 711     $  39
Newsprint                             80         11         67
  Total                            $ 844      $  71      $ 778     $  39


Net sales for the Company for the three months ended March 31, 1998 were $844 million, an increase of 8% compared to the same period last year. Income from operations for the Company for the three months ended March 31, 1998 was $71 million, an increase of 82% compared to the same period last year. The increases in net sales and income from operations compared to last year were due primarily to sales price and product mix and sales volume. The impact of the changes in sales price and product mix, shipment volumes and closed or sold operations on net sales for each of the Company's segments is shown in the chart below.

(In millions)
                                        Paperboard/
                                         Packaging
Increase (decrease) in sales due to:     Products    Newsprint     Total

 Sales price and product mix                 $ 34       $ 14       $  48
 Sales volume                                  21         (1)         20
 Closed or sold facilities                     (2)                    (2)
   Total net sales increase                  $ 53       $ 13        $ 66

Paperboard/Packaging Products Segment
For the three months ended March 31, 1998 net sales of the Paperboard/Packaging Products segment were $764 million, an increase of $53 million, or 7%, compared to last year and income from operations was $60 million, an increase of $21 million, or 54%, compared to last year. The net sales increase was due primarily to higher product prices, particularly for containerboard and corrugated shipping containers. Net sales also increased due to higher sales volume for folding cartons and reclaimed fiber.
The improvement in income from operations for this segment was due primarily to the higher sales prices. The major changes in net sales price and shipments within the product groups of the Paperboard/Packaging Products segment are discussed below.

The sales of containerboard and corrugated shipping containers for the three months ended March 31, 1998 were $374 million, an increase of $27 million compared to the same period last year. Market conditions were favorable during the first quarter of 1998 and corrugated shipping container prices continued to firm up. Linerboard prices, which increased during the fourth quarter of 1997, held steady through the first quarter of 1998. On average, prices of containerboard and corrugated shipping containers were higher in the first quarter of 1998 by 17% and 8%, respectively, compared to last year. Shipments of corrugated shipping containers during the first quarter of 1998 decreased approximately 6% compared to last year, due in part to lower sales to agricultural customers as a result of poor weather conditions.

Net sales of recycled boxboard, solid bleached sulfate ("SBS") and folding cartons for the three months ended March 31, 1998 were $227 million, an increase of $14 million compared to last year.
Industry demand for folding cartons was somewhat soft, but the Company benefited from new business awarded in 1997. On average, recycled boxboard prices were higher by 4% compared to last year and SBS prices were comparable to last year. Folding carton prices were lower than last year by 5% due primarily to product mix. Shipments of folding cartons during the first quarter of 1998 were higher than last year by approximately 20%.

Net sales of reclaimed fiber and virgin wood fiber for the first quarter were $95 million, an increase of $16 million, or 20%, compared to last year. Reclaimed fiber shipments increased approximately 8% compared to last year and the sales price during the quarter was 8% higher, on average, compared to last year. Virgin fiber prices were substantially higher than last year due to tight supplies brought about by heavy rains, which restricted access to woodlands in the southeast United States.

Net sales of the other products in this segment for the first quarter were lower than last year by 6% overall, due primarily to lower sales volume and plant closures.

Newsprint Segment
Net sales for the Newsprint segment for the three months ended March 31, 1998 were $80 million, an increase of $13 million, or 19%, compared to last year and income from operations was $11 million, an increase of $11 million compared to last year. Domestic consumption was strong during the quarter. The average sales price during the quarter was higher than last year by approximately $90 per metric ton, or 19%. The improvement in income from operations for the quarter was due primarily to higher prices. Sales volume was comparable to last year.

Costs and Expenses
The Company's cost of goods sold as a percent of net sales for the three months ended March 31, 1998 decreased compared to last year, due primarily to overall higher sales prices in 1998. In the Paperboard/Packaging Products segment the percentage decreased from 86% in 1997 to 83% in 1998 for the quarter. For the Newsprint segment, the first quarter percentage decreased from 97% in 1997 to 82% in 1998.

Selling and administrative expenses as a percent of net sales for the three months ended March 31, 1998 increased slightly as compared to 1997. The increase in cost was due in part to a higher level of employee benefits cost.

Interest expense for the three months ended March 31, 1998 was $3 million higher than last year due primarily to higher average debt levels outstanding. The average effective interest rate for the Company's outstanding debt was slightly higher in 1998 compared to 1997.

The provision for income taxes for the three months ended March 31, 1998 was $10 million. The effective tax rate for the stated period differed from the Federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Statistical Data

(In thousands of tons,                                  Three months ended
 except as noted)                                           March 31,
                                                         1998        1997
Mill production:
   Containerboard                                         495         479
   Recycled boxboard and
     solid bleached sulfate                               206         203
   Newsprint (metric)                                     142         141
Corrugated shipping containers
   sold (billion square feet)                             7.2         7.7
Folding cartons sold                                      133         111
Fiber reclaimed and brokered                            1,279       1,183

Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the three months ended March 31, 1998 of $1 million and net borrowings of $17 million were used primarily to fund capital investments of $21 million.

In March 1998, JSC (U.S.) entered into a new credit facility (the "1998 Credit Agreement") consisting of a $550 million revolving credit facility, a $400 million seven-year Tranche A Term Loan, and a $350 million eight-year Tranche B Term Loan. The proceeds from the 1998 Credit Agreement were used to fully repay $878 million of outstanding principal and accrued interest under the previous credit facility (the "1994 Credit Agreement"). The 1998 Credit Agreement will reduce the interest expense, extend debt maturities, and improve the financial flexibility of the Company. JSC (U.S.) recorded an extraordinary loss of $13 million (net of income tax benefits of $9 million) related to the early extinguishment of the Company's bank debt.

The 1998 Credit Agreement contains various business and financial covenants including, among other things, maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and maintenance of minimum interest coverage ratios. The 1998 Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or the issuance of certain indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

At March 31, 1998, the Company had $358 million of unused borrowing capacity under its Credit Agreement and $110 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund capital expenditures.

On May 10, 1998, the Company announced it had signed a merger agreement with Stone Container Corporation ("Stone Container").
The merged company, to be named Smurfit-Stone Container Corporation, will be a focused, integrated producer of corrugated containers, folding cartons, industrial bags, containerboard and recycled paperboard, with annual sales exceeding $8 billion, based on 1997 results. Under terms of the agreement, common shareholders of Stone Container would receive .99 shares of Jefferson Smurfit Corporation for each common share of Stone Container. Shareholders of JSC will continue to hold their existing JSC shares. The transaction is expected to be tax-free to the shareholders of both companies and will be treated as a purchase for accounting
purposes.   The transaction is subject to certain conditions,
including the approval of JSC's and Stone Container's shareholders, domestic and foreign regulatory clearances and other matters as described in the Company's Form 8-K dated May 12, 1998.

In a separate transaction, a subsidiary of Jefferson Smurfit Group plc has agreed to sell its containerboard machine located at the Company's mill in Fernandina Beach, Florida to a subsidiary of the Company for $175 million. The transaction is expected to close by January 1999. In the event the merger is not consummated, the Company will have an option to cancel or rescind the transaction.

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K"), the Company established a plan to modify or replace certain portions of its existing software and to review the systems that it is currently in the process of installing in order to assure that these systems will function properly with respect to dates in the year 2000 and thereafter. The Company is proceeding with its plan and, as stated in the 1997 10-K, expects that its plan to modify or replace software will address the Year 2000 issue on a timely basis.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported, the Company and Smurfit Newsprint Corporation, its wholly owned subsidiary ("SNC"), have been served in a purported class action entitled Carolyn Cave-Woods, et. ano. v. Jefferson Smurfit Corporation, et al, No. 97-2-19958-ISEA (Washington Superior Court) alleging unfair trade practices and breach of express warranty regarding SNC's Cladwood siding product. On April 17, 1998, the Court in this case denied the plaintiff's motion seeking to certify a nationwide class, but did certify a class of all persons who own or have owned buildings in Washington and Oregon with Cladwood siding. The Company and SNC intend to seek discretionary review of the Court's class certification ruling and to defend the action vigorously.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information
         As reported in the Company's Current Report on Form 8-K dated May 12, 1998, the Company announced on May 10, 1998, that it had signed a merger agreement with Stone Container Corporation.

Item 6.  Exhibits and Reports on Form 8-K

    a)     The following exhibits are included in this Form 10-Q.

      10.1 Amendment dated February 1, 1998 to Allocation Policies and Procedures for Fernandina Beach, Florida Mill under the Operating Agreement by and among Container Corporation of America ("CCA") n/k/a JSC(U.S.) and Smurfit Paperboard Inc. ("SPI").
      10.2 Agreement dated as of May 11, 1994 to amend each of the Operating Agreement and the Rights Agreement by and between CCA, SPI, Smurfit International B.V. ("SIBV") and Bankers Trust Company, as collateral trustee, and Chemical Bank, as collateral agent.
      10.3 Agreement dated as of March 24, 1998 to amend each of the Operating Agreement and the Rights Agreement by and between JSC(U.S.), CCA, SPI, SIBV and the Chase Manhattan Bank, as collateral agent.
      10.4 Credit Agreement dated as of March 24, 1998, among JSC, JSC(U.S.), JSCE, Inc., the Lenders and Fronting Banks named herein, the Managing Agents named herein, Bankers Trust Company, as Senior Managing Agent and the Chase Manhattan Bank, as Administrative Agent and Senior Managing Agent.
      11.1 Calculation of Per Share Earnings
      27.1 Financial Data Schedule

    b)     Reports on Form 8-K

      Form 8-K regarding a merger agreement between JSC and Stone
      Container Corporation was filed with the Securities and Exchange Commission on May 12, 1998.


                                 Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JEFFERSON SMURFIT CORPORATION
                                               (Registrant)


Date  May 15, 1998                  /s/  Paul K. Kaufmann
                                         Paul K. Kaufmann
                                       Corporate Controller
                                   (Principal Accounting Officer)