Form 10-Q
period 1998-09-30
JEFFERSON SMURFIT CORP /DE/
filed 1998-11-16
CIK 919226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.
[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

For Quarter Ended September 30, 1998
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of September 30, 1998, the registrant had outstanding
110,997,612 shares of common stock, $.01 par value per share.


                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             JEFFERSON SMURFIT CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In millions, except per share data)
                                      (Unaudited)

                                               Three months ended    Nine months ended
                                                   September 30,       September 30,
                                                1998        1997      1998       1997

Net sales                                       $ 841       $ 832   $ 2,529    $ 2,395

Costs and expenses
     Cost of goods sold                           707         703     2,113      2,054
     Selling and administrative expenses           71          64       214        193

       Income from operations                      63          65       202        148

Interest expense, net                             (46)        (48)     (142)      (142)
Other, net                                         (1)                   (2)

       Income before income taxes and
         extraordinary item                        16          17        58          6

Provision for income taxes                          8           9        28          9

       Income (loss) before extraordinary item      8           8        30         (3)

Extraordinary item
     Loss from early extinguishment of debt,
       net of income tax benefits                                       (13)

       Net income (loss)                        $   8       $   8    $   17    $    (3)


Basic earnings per common share:
     Income (loss) before extraordinary item    $ .07       $ .07     $ .27      $(.03)
     Extraordinary item                                                (.12)

     Net income (loss)                          $ .07       $ .07     $ .15      $(.03)

     Weighted average shares outstanding          111         111       111        111

Diluted earnings per common share:
     Income (loss) before extraordinary item    $ .07       $ .07     $ .27      $(.03)
     Extraordinary item                                                (.12)

     Net income (loss)                          $ .07       $ .07     $ .15      $(.03)

     Weighted average shares outstanding          112         113       112        112

See notes to consolidated financial statements.

                             JEFFERSON SMURFIT CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                           (In millions, except share data)

                                                        September 30,       December 31,
                                                             1998             1997
                                                         (unaudited)
Assets
Current assets
  Cash and cash equivalents                              $    15             $    12
  Receivables, less allowances of
    $10 in 1998 and 1997                                     312                 302
  Inventories
    Work-in-process and finished goods                       106                  89
    Materials and supplies                                   156                 151
                                                             262                 240
  Deferred income taxes                                       23                  32
  Prepaid expenses and other current assets                   18                  16
    Total current assets                                     630                 602

Net property, plant and equipment                          1,508               1,523

Timberland, less timber depletion                            263                 265

Goodwill, less accumulated amortization of
  $64 in 1998 and $58 in 1997                                231                 237
Other assets                                                 134                 144
                                                         $ 2,766             $ 2,771

Liabilities and Stockholders' Deficit
Current liabilities
  Current maturities of long-term debt                    $   38             $    15
  Accounts payable                                           286                 334
  Accrued compensation and payroll taxes                      85                  88
  Interest payable                                            48                  25
  Other accrued liabilities                                   72                  69
    Total current liabilities                                529                 531

Long-term debt, less current maturities                    2,004               2,025

Other long-term liabilities                                  224                 227

Deferred income taxes                                        366                 362

Stockholders' deficit
  Preferred stock, par value $.01 per share;
    50,000,000 shares authorized; none issued
    and outstanding
  Common stock, par value $.01 per share;
    250,000,000 shares authorized; 110,997,612
    and 110,996,794 issued and outstanding in
    1998 and 1997, respectively                                1                   1
  Additional paid-in capital                               1,168               1,168
  Retained earnings (deficit)                             (1,526)             (1,543)
    Total stockholders' deficit                             (357)               (374)
                                                         $ 2,766             $ 2,771

See notes to consolidated financial statements.

                             JEFFERSON SMURFIT CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In millions)
                                      (Unaudited)



                                                            Nine months ended
                                                              September 30,
                                                             1998        1997

Cash flows from operating activities
  Net income (loss)                                        $   17      $   (3)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt       22
    Depreciation, depletion and amortization                  100          95
    Amortization of deferred debt issuance costs                5           8
    Deferred income taxes                                      13           7
    Non-cash employee benefit expense                           4           5
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                           (10)        (38)
        Inventories                                           (21)        (16)
        Prepaid expenses and other current assets              (9)          2
        Accounts payable and accrued liabilities              (50)         (4)
        Interest payable                                       23          18
        Income taxes                                            5          (2)
    Other, net                                                (10)         (2)
  Net cash provided by operating activities                    89          70

Cash flows from investing activities
  Property additions                                          (69)       (118)
  Proceeds from property disposals                              3           5
  Construction funds held in escrow                                         8
  Acquisition of businesses, net of cash acquired                          (9)
  Net cash used for investing activities                      (66)       (114)

Cash flows from financing activities
  Borrowings under bank credit facilities                     891
  Net borrowings under accounts
    receivable securitization program                          10          26
  Net borrowings (repayments) of long-term debt              (908)         18
  Deferred debt issuance costs                                (13)
  Net cash provided by (used for) financing activities        (20)         44

Increase in cash and cash equivalents                           3           0
Cash and cash equivalents
  Beginning of period                                          12          12
  End of period                                            $   15      $   12



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

2. Long-Term Debt

In March 1998, JSC (U.S.) entered into a new credit facility (the "1998 Credit Agreement") consisting of a $550 million revolving credit facility, a $400 million seven-year Tranche A Term Loan, and a $350 million eight-year Tranche B Term Loan. The proceeds from the 1998 Credit Agreement were used to fully prepay $878 million of outstanding principal and accrued interest under the previous credit facility (the "1994 Credit Agreement"). The 1998 Credit Agreement reduced the interest expense, extended debt maturities, and improved the financial flexibility of the Company. JSC (U.S.) recorded an extraordinary loss of $13 million (net of income tax benefits of $9 million) related to the early extinguishment of the Company's bank debt.

Outstanding loans under the Tranche A Term Loan and the Revolving Credit Facility bear interest at rates selected at the option of JSC (U.S.) equal to the alternate base rate ("ABR") plus .50% per annum or the adjusted LIBOR Rate plus 1.50% per annum (7.0625% at September 30, 1998). Interest on outstanding loans under the Tranche B Term Loan is payable at a rate per annum selected at the option of JSC (U.S.), equal to the ABR plus 1% per annum or the adjusted LIBOR Rate plus 2% per annum (7.5625% at September 30,
1998). ABR is defined as the highest of Chase Manhattan Bank's prime rate, 1% in excess of the base certificate of deposit rate or 1/2 of 1% in excess of the Federal Funds Rate. The Tranche A and
B Term Loans and the Revolving Credit Facility may be prepaid at any time, in whole or in part, at the option of JSC (U.S.).

3. Pending Merger

On May 10, 1998, the Company announced it had signed a merger agreement with Stone Container Corporation ("Stone Container").
The merged company, to be named Smurfit-Stone Container Corporation, will be a focused, integrated producer of corrugated containers, folding cartons, industrial bags, containerboard and recycled paperboard, with annual sales exceeding $8 billion, based on 1997 results. Under terms of the Merger Agreement, common shareholders of Stone Container would receive .99 shares of Jefferson Smurfit Corporation for each common share of Stone Container. Shareholders of JSC will continue to hold their existing JSC shares. The Merger transaction (the "Merger") is expected to be tax-free to the shareholders of both companies and will be treated as a purchase for accounting purposes. All material domestic and foreign regulatory approvals required to permit consummation of the Merger by JSC and Stone Container have been obtained. The Company has set a meeting date of November 17 for its shareholders to vote on the proposed merger with Stone Container and has mailed the Joint Proxy Statement/Prospectus dated October 8, 1998 (the "Joint Proxy Statement/Prospectus") concerning the proposed Merger to its shareholders. Subject to the approval of the shareholders of both companies, JSC anticipates that the Merger will be completed shortly after the shareholder meeting.

As described in the Joint Proxy Statement/Prospectus, in connection with the Merger and pursuant to an executed commitment letter, JSC intends to amend its existing credit agreement to borrow $550 million (the "Amended JSC Credit Agreement"), $300 million of which will be provided to Stone Container. There can be no assurance that the Amended JSC Credit Agreement, which is subject to the execution of definitive documentation and the satisfaction of other conditions including the absence of any material adverse change at JSC or Stone Container and their respective subsidiaries and the absence of any material adverse change or condition in the loan or other financial markets that would have a material adverse effect on the syndication of the Amended JSC Credit Agreement, will become effective, that the terms thereof will be satisfactory to JSC or that all of the conditions to borrowing thereunder will be met. If the Amended JSC Credit Agreement does not become effective, there can be no assurance as to the extent to which any alternative financings would be available, and the terms of any such alternatives. A further description of this financing and of certain risks associated therewith and with the financial position of JSC is set forth in the "Risk Factors - Substantial Leverage," "Risk Factors - Ability to Service Debt; Liquidity" and "Risk Factors - Restrictive Covenants; Limited Ability to Incur Indebtedness" sections in the Joint Proxy Statement/Prospectus. There has been no material change in the risks associated with the financing or with the financial position of JSC since the date of the Joint Proxy Statement/Prospectus.

In a separate transaction, a subsidiary of Jefferson Smurfit Group plc has agreed to sell its containerboard machine located at the Company's mill in Fernandina Beach, Florida to a subsidiary of the Company for $175 million. The transaction is expected to close shortly after the Merger. In the event the Merger is not consummated, the Company will have an option to cancel or rescind the transaction.

In May 1998, four putative class action complaints were filed against Stone Container, the individual directors of Stone Container and JSC in the Court of Chancery of the State of Delaware in and for New Castle County. On June 15, 1998, the Court of Chancery signed an order which consolidated the four actions. Now captioned as In re Stone Container Shareholders Litigation, C.A. 16375 (the "Action"), the complaint in the Action (the "Complaint") alleges, among other things, that the Stone Container directors violated the fiduciary duties of due care and loyalty that they owed to the public stockholders of Stone Container because, the Complaint contends, the Stone Container directors failed to undertake an appropriate evaluation of Stone Container's net worth as a merger/acquisition candidate, actively evaluate the proposed transaction and engage in a meaningful auction with third parties in an attempt to obtain the best value for Stone Container's stockholders. The Complaint further alleges that as a result of the alleged failure by the Stone Container directors to make an informed decision, the Stone Container stockholders will not receive fair value for their shares of Stone Container Common Stock in the Merger, will be largely divested of their right to share in Stone Container's future growth and development and will be prevented from obtaining fair and adequate consideration for their shares of Stone Container Common Stock. The Complaint requests that the Court of Chancery, among other things, declare that the Complaint is a proper class action and enjoin the Merger and require that the directors place Stone Container up for auction and/or conduct a market-check to ascertain Stone Container's value. JSC and Stone Container each believe the Complaint is without merit.

On August 11, 1998, the parties of the Action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the Action, subject to certain conditions. While Stone Container, the members of the Stone Container board of directors and JSC continue to deny the allegations of the Complaint or that they have breached any duty or engaged in any wrongdoing in connection with the Merger, the defendants have agreed to enter into the proposed settlement to eliminate the burden, expense and uncertainty of litigation. In connection with the proposed settlement, (a) Stone Container and JSC agreed to provide plaintiffs' counsel with an opportunity to review and comment upon the disclosure to be provided to Stone Container stockholders in the joint proxy statement seeking stockholder approval of the Merger, (b) Stone Container agreed to obtain an updated opinion as to the fairness of the Merger to Stone Container stockholders from a financial point of view, and (c) Stone Container and JSC agreed, subject to approval by their respective board of directors, to amend the Merger Agreement to reduce the termination fee payable to Stone Container or JSC, respectively, upon termination of the Merger Agreement in certain circumstances, from $60 million to $50 million. The defendants in the Action agreed not to oppose an application to the Court by plaintiffs' counsel for fees and expenses not to exceed $650,000, which would be paid by Stone Container. The proposed settlement set forth in the memorandum of understanding is subject to a number of conditions, including discovery by plaintiffs' counsel, approval of the proposed settlement by the Court of Chancery and consummation of the Merger. If the proposed settlement is approved by the Court of Chancery and the other conditions are satisfied, the Court will certify a non-opt out class of Stone Container shareholders for the period from May 10, 1998 through the effective time of the Merger, the Action will be dismissed with prejudice and Stone Container, the Stone Container board of directors, JSC and their respective officers, directors, employees and agents will receive a release for all claims that were or could have been asserted in the Action.

On October 20, 1998, certain holders of Series E Preferred Stock of Stone Container ("Series E Preferred") filed a complaint against Stone Container in the Delaware Chancery Court.
The complaint alleges, among other things, that an affirmative vote by holders of at least two-thirds of the outstanding
Series E Preferred Stock is required to approve the Merger.
The complaint further requests the chancery court to issue an injunction against the consummation of the Merger.

On October 29, 1998, a separate complaint by a Series E Preferred stockholder was filed against Stone Container in the Delaware
Chancery Court. The complaint is similar to the October 20, 1998 complaint. This complaint, in addition, purports to represent a class action on behalf of all Series E Preferred stockholders and also names each of the directors of Stone Container as additional defendants.

4. Contingencies

JSC and Smurfit Newsprint Corporation ("SNC"), a wholly-owned subsidiary of the Company, have been served with complaints alleging that Cladwood exterior siding, produced by SNC and used in prefabricated or manufactured homes, deteriorates under normal conditions and exposure. The suits purport to be class actions on behalf of persons who own or have purchased or used Cladwood , a non-core product line of SNC. The complaints allege either negligence, unfair trade practices or breach of warranty, and seek unspecified amounts of damages and in one case declaratory and injunctive relief. Management is unable to predict at this time the final outcome of these suits or whether the resolution of the matters could materially affect the Company's results of operations, cash flows or financial position. The Company and SNC intend to defend the actions vigorously. See Part II, Item 1, "Legal Proceedings".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In millions)                            Three months ended      Nine months ended
                                            September 30,          September 30,
                                        1998       1997       1998       1997
Net sales
  Paperboard/Packaging Products        $ 758       $ 753     $2,286     $2,173
  Newsprint                               83          79        243        222
  Total net sales                      $ 841       $ 832     $2,529     $2,395


Income from operations
  Paperboard/Packaging Products        $  57       $  56     $  174      $ 132
  Newsprint                                6           9         28         16
  Total income from operations         $  63       $  65     $  202      $ 148

For the three months ended September 30, 1998, the Company had an increase in net sales of $9 million (1%) and a decrease in income from operations of $2 million (3%) compared to the same period in 1997. Prices for many of the Company's products were higher than last year, but lower sales volume and higher energy and other costs offset the improvements in pricing.

For the nine months ended September 30, 1998, the Company had an increase in net sales of $134 million (6%) and an increase in income from operations of $54 million (36%) compared to the same period in 1997. The increase in net sales and income from operations was primarily due to higher sales prices.


(In millions)                             Change in net sales analysis
                                     Three months              Nine months
                                1998 compared to 1997    1998 compared to 1997
Sales price and product mix
  Paperboard/Packaging Products         $  27                       $132
  Newsprint                                 4                         26
                                           31                        158

Sales volume
  Paperboard/Packaging Products           (20)                       (12)
  Newsprint                                 0                         (5)
                                          (20)                       (17)

Closed or sold facilities
  Paperboard/Packaging Products            (2)                        (7)

  Total net sales increase              $   9                       $134

Paperboard/Packaging Products Segment
For the three months ended September 30, 1998, net sales of the Paperboard/ Packaging Products segment increased 1% compared to the same period in 1997 and income from operations increased 2% compared to the same period in 1997. The increase in net sales and income from operations of this segment were primarily a result of the price increases for containerboard and corrugated shipping containers. The major changes in net sales price and shipments within the product groups of the Paperboard/Packaging Products segment are discussed below.

Net sales of containerboard and corrugated shipping containers for the three months ended September 30, 1998 were $377 million, an increase of $25 million, or 7%, compared to last year. On average, the price of containerboard and corrugated shipping containers were higher than last year by 17% and 15%, respectively. During the third quarter, the Company took approximately 40,000 tons of economic downtime at its Jacksonville, Florida containerboard mill in order to reduce inventories. Shipments of corrugated shipping containers during the third quarter of 1998 decreased approximately 7% compared to last year, due to the Company's strategy to sacrifice volume for improved prices.

Net sales of reclaimed and virgin wood fiber for the three months ended September 30, 1998 were $77 million, a decrease of $22 million, or 22%, compared to last year. The decrease was due to lower reclaim fiber sales prices resulting from reduced demand for this material, which stems from the extensive number of paper mill shutdowns within the paper industry. The Company's average sales price during the third quarter was 28% lower compared to last year.

Net sales of the other products in this segment for the three months ended September 30, 1998 were comparable to last year.

For the nine months ended September 30, 1998, net sales of the Paperboard/ Packaging Products segment increased 5% compared to the same period in 1997 and income from operations increased 32% compared to the same period in 1997. Containerboard and corrugated shipping container price increases were the primary reason for the increases in net sales and income from operations for the nine months ended September 30, 1998.

Net sales of containerboard and corrugated shipping containers for the nine months ended September 30, 1998 were $1,135 million, an increase of $93 million, or 9%, compared to last year. For the year to date period, average prices for containerboard and corrugated shipping containers were higher than last year by 21% and 13%, respectively. In order to reduce excess inventories, the Company has taken approximately 78,000 tons of economic downtime at two of its containerboard mills in the first 9 months of 1998 and plans to take an additional 60,000 tons of downtime in the fourth quarter of 1998. Shipments of corrugated shipping containers for the nine months ended September 30, 1998 decreased approximately 6% compared to last year.

Net sales of recycled boxboard, SBS and folding cartons for the nine months ended September 30, 1998 were $687 million, an increase of $29 million, or 4%, compared to last year. On average, recycled boxboard prices were higher by 4% compared to last year and SBS prices were 1% lower than last year. Folding carton prices were lower than last year by 3%. Shipments of folding cartons for the nine months ended September 30, 1998 were higher than last year by 12%.

Net sales of consumer packaging products for the nine months ended September 30, 1998 were $108 million, a decrease of $12 million, or 10%, compared to last year. Net sales of other products in this segment for the year-to-date period were comparable to last year.

Newsprint Segment
For the three months ended September 30, 1998, net sales for the Newsprint segment increased by $4 million (5%) and income from operations decreased by $3 million (33%). The improvement in net sales was due to sales prices, which were higher than last year by 5%, but higher energy and fiber costs offset the improvement in pricing, causing income from operations to be lower.

For the nine months ended September 30, 1998, net sales and income from operations for the Newsprint segment increased 9% and 75%, respectively, due to higher prices. The average sales price of newsprint for the year-to-date period was higher than last year by 11%. Newsprint sales volume was 2% lower than last year for the year-to-date period.

Costs and Expenses
The Company's cost of goods sold as a percent of net sales for the three months and nine months ended September 30, 1998 decreased compared to last year, due primarily to overall higher sales prices in 1998. For the three months ended September 30, the percentage decreased from 85% in 1997 to 83% in 1998 in the Paperboard/Packaging Products segment. In the Newsprint segment, the improvement in sales price for the three months ended September 30, 1998 was not great enough to offset higher energy and virgin
fiber cost and the percentage increased from 84% to 90%.   For the
nine months ended September 30, the percentage decreased from 86% in 1997 to 83% in 1998 for the Paperboard/Packaging Products segment and decreased from 89% to 85% in the Newsprint segment.

Selling and administrative expenses as a percent of net sales for the three months and nine months ended September 30, 1998 increased as compared to 1997 due in part to higher personnel cost.

Interest expense for the three months ended September 30, 1998 was lower than the same period in 1997. Interest expense for the nine months ended September 30, 1998 was comparable to last year. The average effective interest rate for the Company's outstanding debt was lower for the third quarter and year-to-date period of 1998, offsetting the impact of higher average debt levels outstanding.

The Company's effective income tax rates for the three months and nine months ended September 30, 1998 differed from the Federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

New Accounting Pronouncements
The AICPA issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities" in April 1998. SOP 98-5 is effective beginning on January 1, 1999. However, early adoption is allowed. SOP 98-5 requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. When adopted, the unamortized balance of start-up costs (approximately $5 million as of September 30, 1998) will be written off as a cumulative effect of an accounting change. The Company does not expect the adoption of SOP 98-5 to have a material impact on its income from continuing operations.

In addition, the AICPA issued SOP 98-1, "Accounting for Computer Software Developed For or Obtained For Internal-Use" in March 1998. SOP 98-1 is effective beginning on January 1, 1999 and requires that certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use be capitalized. Cost for such work performed internally by Company employees is currently expensed as incurred. The Company does not expect the adoption of SOP 98-1 to have a material impact on its future earnings or financial position.

Statistical Data                   Three months ended       Nine months ended
(In thousands of tons,               September 30,            September 30,
 except as noted)                   1998        1997         1998        1997

Mill production:
  Containerboard                     469         512        1,441       1,464
  Recycled boxboard and
    solid bleached sulfate           207         207          614         615
  Newsprint (metric)                 145         144          431         429

Sales volume:
  Corrugated shipping containers
    (billion square feet)            7.5         8.2         22.3        24.0
  Folding cartons                    138         127          401         357
  Fiber reclaimed and brokered     1,291       1,208        3,833       3,562

Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the nine months ended September 30, 1998 of $89 million were used primarily to fund capital investments totaling $69 million and net debt payments of $20 million.

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

At September 30, 1998, the Company had $413 million of unused borrowing capacity under its Credit Agreement and $96 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities, available financing sources and the divestiture of selected assets will be sufficient for the next several years to pay interest on the Company's currently outstanding obligations, amortize its currently outstanding term loans and fund capital expenditures.

On May 10, 1998, the Company announced it had signed a merger agreement with Stone Container Corporation ("Stone Container").
The merged company, to be named Smurfit-Stone Container Corporation, will be a focused, integrated producer of corrugated containers, folding cartons, industrial bags, containerboard and recycled paperboard, with annual sales exceeding $8 billion based on 1997 results. Under the terms of the agreement, common shareholders of Stone Container would receive .99 shares of Jefferson Smurfit Corporation for each common share of Stone Container. Shareholders of JSC will continue to hold their existing JSC shares. The Merger transaction ("the "Merger") is expected to be tax-free to the shareholders of both companies and will be treated as a purchase for accounting purposes. All material domestic and foreign regulatory approvals required to permit the consummation of the merger by JSC and Stone Container have been obtained. The Company has set a meeting date of November 17 for its shareholders to vote on the proposed merger with Stone Container and has mailed the Joint Proxy Statement/Prospectus dated October 8, 1998 (the "Joint Proxy Statement/Prospectus") concerning the proposed Merger to its shareholders. Subject to the approval of the shareholders of both companies, JSC anticipates that the Merger will be completed shortly after the shareholder meeting.

As described in the Joint Proxy Statement/Prospectus, in connection with the Merger and pursuant to an executed commitment letter, JSC intends to amend its existing credit agreement to borrow $550 million (the "Amended JSC Credit Agreement"), $300 million of which will be provided to Stone Container. There can be no assurance that the Amended JSC Credit Agreement, which is subject to the execution of definitive documentation and the satisfaction of other conditions including the absence of any material adverse change at JSC or Stone Container and their respective subsidiaries and the absence of any material adverse change or condition in the loan or other financial markets that would have a material adverse effect on the syndication of the Amended JSC Credit Agreement, will become effective, that the terms thereof will be satisfactory to JSC or that all of the conditions to borrowing thereunder will be met. If the Amended JSC Credit Agreement does not become effective, there can be no assurance as to the extent to which any alternative financings would be available, and the terms of any such alternatives. A further description of this financing and of certain risks associated therewith and with the financial position of JSC is set forth in the "Risk Factors - Substantial Leverage," "Risk Factors - Ability to Service Debt; Liquidity" and "Risk Factors - Restrictive Covenants; Limited Ability to Incur Indebtedness" sections in the Joint Proxy Statement/Prospectus. There has been no material change in the risks associated with the financing or with the financial position of JSC since the date of the Joint Proxy Statement/Prospectus.

In a separate transaction, a subsidiary of Jefferson Smurfit Group plc has agreed to sell its containerboard machine located at the Company's mill in Fernandina Beach, Florida to a subsidiary of the Company for $175 million. The transaction is expected to close by January 1999. In the event the Merger is not consummated, the Company will have an option to cancel or rescind the transaction.

Year 2000

The Company has conducted a review of its existing computer software and hardware, as well as the embedded systems in its buildings, equipment and other infrastructure in order to assess the extent of the Year 2000 problem. The Company is currently making the necessary modifications and replacements to bring all of its systems into compliance by year 2000. In addition, the Company is communicating with its critical suppliers to ascertain that they are addressing potential Year 2000 issues as well. The Company is using internal personnel, contract programmers and vendors to identify Year 2000 problems, modify code and test the modifications. The Company expects to do extensive testing of these new systems during 1998 and 1999.

Total expenditures on Year 2000 projects are currently estimated to be approximately $42 million. Many of the projects that have been identified include enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. Approximately $17 million has been expended to date through September 30, 1998 and virtually all of the remaining $25 million will be spent by the end of 1999.

The Company expects its operating, financial and administrative systems to be compliant before the end of 1999 and does not anticipate any disruption to its operations. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. However, if project completion delays become evident, the Company believes it would have sufficient time to take the necessary steps to have employees or temporary workers manually perform operations previously performed by the computers.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Company's plan to bring all of its systems into compliance before the year 2000 include the availability of resources and the ability of suppliers to bring their systems into Year 2000 compliance.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

JSC and Smurfit Newsprint Corporation ("SNC") have been served with complaints alleging that Cladwood exterior siding, produced by SNC and used in prefabricated or manufactured homes, deteriorates under normal conditions and exposure, as disclosed in the Company's 1997 10-K and the Company's subsequent Quarterly Reports on Form 10-Q. The suits purport to be class actions on behalf of persons who own or have purchased or used Cladwood, a non-core product line of SNC. The complaints allege either negligence, unfair trade practices or breach of warranty, and seek unspecified amounts of damages and in one case declaratory and injunctive relief. A similar action was filed on October 12, 1998, styled Allen, et. al. V. SNC, et. al. , No. 98-1-8159-05 (Georgia Superior Court) purporting to be a class action on behalf of persons in the State of Florida whose manufactured or mobile homes have Cladwood siding. SNC intends to defend all of these actions vigorously. Management is unable to predict at this time the final outcome of these suits relating to Cladwood siding or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

As previously disclosed, Federal and State of Oregon authorities have investigated potential violations of the Clean Water Act by SNC at its Sweet Home and Philomath, Oregon Cladwood manufacturing facilities. In order to conclude this matter, on November 10, 1998, SNC pled guilty to a one-count felony violation of the Clean Water Act. Under the terms of the plea agreement, SNC has paid a $50,000 fine and has paid $7,500 in restitution to each of the Oregon Department of Environmental Quality and the Western States Project, and the United States has agreed not to bring further criminal charges against SNC for activities that have been the subject of the investigation.


Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    a)     The following exhibits are included in this Form 10-Q.

      10.1 Excerpts from Joint Proxy Statement/Prospectus dated October 8, 1998 including "Risk Factors - Substantial Leverage," "Risk Factors - Ability to Service Debt; Liquidity" and "Risk Factors - Restrictive Covenants; Limited Ability to Incur Indebtedness".
      11.1 Calculation of Per Share Earnings.
      27.1 Financial Data Schedule.

    b)     Reports on Form 8-K

      None

                                  Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                JEFFERSON SMURFIT CORPORATION
                                                      (Registrant)

Date    November 16, 1998                     /s/   Paul K. Kaufmann
                                                    Paul K. Kaufmann
                                                    Corporate Controller
                                                (Principal Accounting Officer)