Form 10-K405
period 1998-12-31
SMURFIT STONE CONTAINER CORP
filed 1999-03-31
CIK 919226

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1998

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    For the transition period from _______________ to _________________

Commission file number 0-23876

                      Smurfit-Stone Container Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                     43-1531401
(State of incorporation or organization)        (I.R.S. Employer Identification)

     150 North Michigan Avenue
            Chicago, IL                                      60601
 (Address of principal executive offices)                 (Zip Code)

                 Registrant's Telephone Number: (312) 346-6600
                 ---------------------------------------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
                          ---------------------------
                                 Title of Class

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1999: approximately $3.5 billion

The number of shares outstanding of the registrant's common stock as of January 31, 1999: 215,014,063

DOCUMENTS INCORPORATED BY REFERENCE:                         Part of Form 10-K
                                                                Into Which
                                                                Document is
                 Document                                      Incorporated
                 --------                                      ------------
Sections of the Registrant's Proxy Statement for the
Annual Meeting of Stockholders to be held on May 27, 1999          III

                      SMURFIT-STONE CONTAINER CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                               December 31, 1998

--------------------------------------------------------------------------------
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        Page No.
PART I
Item  1.        Business .................................................    1
Item  2.        Properties ...............................................    6
Item  3.        Legal Proceedings ........................................    7
Item  4.        Submission of Matters to a Vote of Security Holders ......   11

PART II
Item  5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters ...................................   11
Item  6.        Selected Financial Data ..................................   12
Item  7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...................   13
Item 7a.        Quantitative and Qualitative Disclosures About
                   Market Risk ...........................................   22
Item  8.        Financial Statements and Supplementary Data ..............   24
Item  9.        Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure ................   52

PART III
Item 10.        Directors and Executive Officers of the Registrant .......   52
Item 11.        Executive Compensation ...................................   52
Item 12.        Security Ownership of Certain Beneficial Owners
                   and Management ........................................   52
Item 13.        Certain Relationships and Related Transactions ...........   52

PART IV
Item 14.        Exhibits, Financial Statement Schedules and
                   Reports On Form 8-K ...................................   53

FORWARD LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business -- Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements, as that term is defined in the Private Securities Reform
Act of 1995. This document contains certain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, about Smurfit-Stone Container Corporation. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions as they relate to Smurfit-Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of Smurfit-Stone Container Corporation, include: the impact of general economic conditions in the U.S. and Canada and in other countries in which Smurfit-Stone Container Corporation and its subsidiaries currently do business (including Asia, Europe and Latin and South America); industry conditions, including competition and product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements, particularly concerning environmental matters; interest rates; access to capital markets; the timing of and value received in connection with asset divestitures; and obtaining required approvals, if any, of debt holders. The actual results, performance or achievement by Smurfit-Stone Container Corporation could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of Smurfit-Stone Container Corporation.

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                                ITEM 1. BUSINESS
--------------------------------------------------------------------------------

GENERAL

     On May 10, 1998, Jefferson Smurfit Corporation, a Delaware Corporation ("JSC"), now known as Smurfit-Stone Container Corporation (the "Company" or "SSCC") entered into an Agreement and Plan of Merger (the "Merger Agreement") with JSC Acquisition Corporation, a wholly-owned subsidiary of the Company ("JSC Acquisition"), and Stone Container Corporation ("Stone"). Pursuant to the terms of the Merger Agreement, JSC Acquisition was merged with and into Stone (the "Merger") on November 18, 1998.

     As a result of the Merger, each issued and outstanding share of common stock of Stone was converted into the right to receive .99 shares of SSCC common stock, and Stone became a wholly-owned subsidiary of SSCC. SSCC continues to own 100% of the equity interest of JSCE, Inc. ("JSCE"). SSCC has no operations other than its investment in JSCE and Stone. JSCE owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). JSCE has no operations other than its investment in JSC (U.S.). JSC (U.S.) and Stone collectively have extensive operations throughout the United States, Canada, Europe, Central and South America, Australia and Asia.

     SSCC, together with its direct and indirect subsidiaries, is a large, integrated producer of containerboard, corrugated containers and other packaging products. The Company believes its high level of integration enhances its ability to respond quickly and efficiently to customers and to fill orders on short lead times. SSCC operates in two major business segments: (1) Containerboard and Corrugated Containers; and (2) Boxboard and Folding Cartons. For a summary of revenues, profits, identifiable assets, capital expenditures and depreciation, depletion and amortization for each of the Company's segments, see Note 16, "Business Segment Information" of the Notes to Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data".

PRODUCTS

     Amounts included in the discussion below include Stone's operations after November 18, 1998 (the "Merger Date") to December 31, 1998. Subsequent to the Merger Date, on December 1, 1998, JSC(U.S.) closed three containerboard mills located in Alton, IL, Circleville, OH and Jacksonville, FL. Amounts in the discussion below include these paper mill facilities through November 30, 1998. In addition, the Company recently announced its intention to divest the newsprint mills owned by Smurfit Newsprint Corporation, a wholly-owned subsidiary of JSC (U.S.) ("SNC"), and accordingly its former newsprint segment is now accounted for as a discontinued operation.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

     The primary products of the Company's Containerboard and Corrugated Containers segment include corrugated containers, containerboard, kraft paper, solid bleached sulfate ("SBS"), pulp and timber products. This segment includes 15 paper mills and 137 container plants located in the United States and three paper mills located in Canada. Sales for the Company's Containerboard and Corrugated Containers segment in 1998 were $2,071 million (including $57 million of intersegment sales).

     Production of the Company's containerboard mills and sales of the Company's corrugated container facilities for the last three years, excluding Stone's operations prior to the Merger Date, were:

-----------------------------------------------------
                                1998    1997    1996
-----------------------------------------------------
Tons produced
  (in thousands)
  Containerboard               2,479   2,024   2,061
  Kraft paper                     63       0       0
  Solid bleached sulfate         185     190     189
  Market pulp                     71       0       0
Corrugated containers
  sold (in billion sq. ft.)     36.5    31.7    30.0

     The Company's containerboard mills produce a full line of containerboard, which for 1998 included 1,378,000 tons of unbleached kraft linerboard, 316,000 tons of mottled white linerboard, 677,000 tons of recycled medium and 108,000 tons of semi-chemical medium. The Company's containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard produced by the Company used internally by its corrugated container operations. In 1998, the Company's corrugated container plants consumed 2,377,000 tons of containerboard, representing an integration level of approximately 96%.

     Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company provides innovative packaging solutions, stressing the value-added aspects of its corrugated containers, including labeling and multi-color graphics to differentiate its products and respond to customer requirements. The Company's corrugated container plants are located nationwide, serving local customers and large national accounts. The Company's sales of corrugated containers in 1998 were $1,422 million.

     The Company also produces solid bleached sulfate and kraft paper, portions of which are consumed internally by the Company's folding carton and bag packaging plants, respectively. In addition, the Company produces bleached hardwood and softwood pulp, which is sold to manufacturers of fine papers, photographic papers, tissue and newsprint.

     The Company manages approximately one million acres of owned and leased timberland in the southeastern United States and 137,000 acres of owned timberland in Canada. The Company also owns or leases timberland and conducts forestry operations in Costa Rica and Venezuela. In 1998, the Company harvested 954,000 cords of timber, which was approximately 34% of the wood fiber requirements for the Company's paper mills, including Stone's operations after the Merger.

BOXBOARD AND FOLDING CARTONS SEGMENT

     The primary products of the Company's Boxboard and Folding Cartons segment include coated recycled boxboard and folding cartons. Sales for the Company's Folding Carton and Boxboard segment in 1998 were $785 million.

     Production of coated recycled boxboard in 1998, 1997 and 1996 by the Company's boxboard mills was 582,000, 585,000 and 538,000 tons, respectively. The Company's boxboard and folding carton operations are also integrated, with the majority of tons produced by the Company's boxboard mills used internally by its folding carton operations. In 1998, the Company's folding carton plants consumed 611,000 tons of recycled boxboard, SBS and coated natural kraft, representing an integration level of approximately 75%.

     Folding cartons are sold to manufacturers of consumable goods, especially food, beverage, detergents, paper products and other consumer products. The Company's folding carton plants offer extensive converting capabilities, including web and sheet lithographic, rotogravure and flexographic printing, laminating and a full line of structural and graphic design services. Folding cartons are used primarily to protect customers' products while providing point of purchase advertising. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national accounts. The Company's folding carton plants are located nationwide. Folding carton sales volumes for 1998, 1997 and 1996 were 536,000, 488,000 and 474,000 tons, respectively. The
Company's sales of folding cartons in 1998 were $699 million.

     The Company has focused its capital expenditures and its marketing activities in this segment to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer lead time and assisting customers in innovative package designs.

     The Company provides marketing consultation and research activities through its Design and Market Research (DMR) center. It provides customers with graphic and product design tailored to the specific technical requirements of lithographic, rotogravure and flexographic printing, as well as photography for packaging, sales promotion concepts, and point of purchase displays.

OTHER PRODUCTS

Newsprint

     SNC manufactures newsprint at two mills located in Oregon. SNC produced 575,000, 574,000 and 522,000 metric tons of newsprint during 1998, 1997 and 1996, respectively. In 1998, sales of newsprint were $303 million. For the past three years, an average of approximately 44% of SNC's newsprint production has been sold to The Times Mirror company ("Times Mirror") pursuant to a long-term newsprint agreement (the "Newsprint Agreement") entered into in connection with the Company's acquisition of SNC from Times Mirror in February 1986. Under the terms of the Newsprint Agreement, SNC supplies newsprint to Times Mirror generally at prevailing market prices. Sales of newsprint to Times Mirror in 1998 amounted to $126 million.

     As of March 15, 1999, Stone owned approximately 41 million shares of common stock of Abitibi-Consolidated Inc., a Canadian-based manufacturer and marketer of newsprint ("Abitibi"), representing approximately 22% of the total issued and outstanding common stock.

Cladwood'r'

     Cladwood'r' is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. SNC has two Cladwood'r' plants located in Oregon. Sales for Cladwood'r' in 1998 were $21 million.

Industrial Bags

     The Company produces multi-wall bags, consumer bags and intermediate bulk containers that are designed to safely and effectively ship a wide range of industrial and consumer products, including fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal, salt and more. In addition, the Company's non-consolidated affiliate S&G Packaging LLC, produces grocery bags which are sold primarily to supermarket chains. The Company's paper bag and industrial bag plants are located nationwide. The Company believes that it is the largest producer of grocery bags (through its affiliate) and industrial bags in the United States. In 1998, the Company's paper bag and industrial bag plants consumed approximately 28% of the kraft paper produced by its kraft paper mills. The Company's sales of industrial bags in 1998, excluding Stone's operations prior to the Merger Date, were $59 million.

Specialty Packaging

     The Company produces a wide variety of specialty packaging products including uncoated recycled boxboard, paper tubes and cores, solid fiber partitions and consumer packaging. Paper tubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. Flexible packaging, paper and metallized paper labels and heat transfer labels are used in a wide range of consumer product applications. In addition, a contract packaging plant provides custom contract packaging services including cartoning, bagging, liquid-filling or powder-filling and high-speed overwrapping. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. In 1998, the Company's sales of specialty packaging products were $294 million (including $17 million of intersegment sales).

Reclamation Operations

     The Company's reclamation operations procure fiber resources for the Company's paper mills as well as other producers. The Company operates 27 reclamation facilities that collect, sort, grade and bale recovered paper. The Company also collects aluminum and glass. In addition, the Company operates a nationwide brokerage system whereby it purchases and resells recovered paper to the Company's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of the reclamation facilities are located close to the Company's recycled paper mills, assuring availability of supply, when needed, with minimal shipping costs. Tons of recovered paper collected for 1998, 1997 and 1996 were 5,155,000, 4,832,000 and 4,464,000, respectively. In 1998, 33% of the recovered paper collected was sold internally to the Company's paper mills. The Company's sales of recycled materials in 1998 were $397 million (including $132 million of intersegment sales).

Foreign Operations

     The Company's European operations include three paper mills, which produce containerboard and boxboard, and 21 corrugated container plants. In addition, the Company operates three plants in Mexico, two plants in Australia, one plant in Asia and several small affiliate operations which also produce corrugated containers. The Company's sales for its foreign operations in 1998, excluding Stone's operations prior to the Merger Date, were $69 million. Projected sales of the foreign operations for 1999 represent approximately 9% of the Company's overall projected sales.

FIBER RESOURCES

     Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's paper products. The Company satisfies a significant portion of its needs for wood fiber through its forestry operations and essentially all of its need for recycled fiber through the operation of its reclamation facilities and nationwide brokerage system. The Company's wood fiber requirements not satisfied internally are purchased on the open market or under long-term contracts.

     Wood fiber and recycled fiber are purchased in highly competitive, price sensitive markets, which have historically exhibited price and demand cyclicality. A decrease in the supply of wood fiber due to conservation regulation has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood fiber. Fluctuations in supply and demand for recycled fiber has from time to time caused tight supplies of recycled fiber and at those times the Company has experienced an increase in the cost of such fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

MARKETING

     The marketing strategy for the Company's mills is to maximize sales of products to manufacturers located within an economical shipping area. Converting plants focus on both specialty products tailored to fit customers' needs and high volume sales of commodity products. The Company also seeks to broaden the customer base for each of its segments rather than to concentrate on only a few accounts for each plant. These objectives have led to decentralization of marketing efforts, such that each plant has its own sales force, and many have product design engineers, who are in close contact with customers to respond to their specific needs. National sales offices are also maintained for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

     The Company's business is not dependent upon a single customer or upon a small number of major customers. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company.

COMPETITION

     The markets in which the Company sells its principal products are highly competitive and comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG

     Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. The Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

     The Company's research and development center located in Carol Stream, IL uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are dependent on the quality of its products and its relationships with its customers, rather than on the extent of its patent protection. The Company holds or is licensed to use certain patents, licenses, trademarks and trade names on products, but does not consider that the successful continuation of any important phase of its business is dependent upon such intellectual property. The cost of the Company's research and development center for 1998, 1997 and 1996 was approximately $3 million each year.

EMPLOYEES

     The Company had approximately 38,000 employees at December 31, 1998, of whom approximately 32,600 were employees of U.S. operations and the remainder were employees of foreign operations. Of the domestic employees, approximately 21,700 (67%) are represented by collective bargaining units. The expiration dates of union contracts for the Company's major paper mill facilities are as follows: the Hodge, LA mill, expiring in June 2000; the Missoula, MT mill, expiring in May 2001; the Jacksonville, FL (Seminole) mill, expiring in June 2001; the Hopewell, VA mill, expiring in July 2002; the Brewton, AL mill, expiring in October 2002; the Panama City, FL mill, expiring in March 2003; the Fernandina Beach, FL mill, expiring in June 2003; and the Florence, SC mill, expiring in August 2003. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its operations. While the terms of these agreements may vary, the Company believes that the material terms of its collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE

     The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities. The Company has in the past, made significant capital expenditures to comply with water, air, solid and hazardous waste, and other environmental laws and regulations, and expects to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency ("EPA") has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule"), which will require substantial expenditures to achieve compliance. The Company estimates, based on engineering studies done to date, that compliance with these portions of the Cluster Rule should require up to $310 million in capital expenditures over the next two to four years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed and additional regulations are finalized.

     In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance, although in the opinion of management, such compliance will not adversely affect the Company's competitive position. For the past three years, the Company has spent an average of approximately $41 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 1999 is approximately $132 million. A significant amount of the increased expenditures in 1999 will be due to compliance with the Cluster Rule and is included in the estimate of up to $310 million set forth above. Since the Company's principal competitors are, or will be, subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect the Company's competitive position.

--------------------------------------------------------------------------------
                               ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

     The Company maintains manufacturing facilities and sales offices throughout North America, Europe, Central and South America, Australia and Asia. The Company's facilities are properly maintained and equipped with machinery suitable for their use. The Company's manufacturing facilities, excluding the discontinued newsprint operations, as of December 31, 1998 are summarized below.

------------------------------------------------------------------
                               Number of Facilities
                           ---------------------------    State
                           Total      Owned     Leased  Locations
------------------------------------------------------------------
United States:
  Paper mills                 24         24          0         16
  Corrugated
    container plants         137         84         53         35
  Folding carton
    plants                    21         16          5         11
  Bag packaging
    plants                    15          8          7         13
  Specialty packaging
    plants                    30         11         19         16
  Reclamation plants          27         20          7         13
  Cladwood'r'plants            2          2          0          1
  Wood products
    plants                     2          2          0          2
                           ---------------------------
      Subtotal               258        167         91         39
Canada:
  Paper mills                  3          3          0        N/A
  Wood products
    plants                     1          1          0        N/A
Europe and Other:
  Paper mills                  3          3          0        N/A
  Corrugated
    container plants          27         26          1        N/A
                           ---------------------------
      Total                  292        200         92        N/A
=================================================================

     The approximate annual tons of productive capacity of the Company's paper mills, including the proportionate share of its affiliates' productive capacity, based on ownership percentage, at December 31, 1998 were:

----------------------------------------------
                                     Annual
(000 U.S. tons)                     Capacity
----------------------------------------------
United States
  Containerboard                     5,445
  Kraft paper                          457
  Solid bleached sulfate               192
  Newsprint                            635
  Recycled boxboard                    633
  Market pulp                          341
  Uncoated recycled boxboard           131
  Affiliates (containerboard)           93
                                   -------
    Subtotal                         7,927
Canada
  Containerboard                       474
  Market pulp                          240
Europe and Other
  Containerboard                       361
  Recycled boxboard                     78
                                   -------
    Total                            9,080
==========================================

     Approximately 76% of the Company's investment in property, plant and equipment is represented by its paper mills. In addition to its manufacturing facilities, the Company owns approximately 959,000 acres and leases approximately 163,000 acres of timberland in the southeastern United States and Canada and also operates wood harvesting facilities.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

LITIGATION

     Subsequent to an understanding reached in December 1998, SSCC and SNC entered into a Settlement Agreement in January 1999 to implement a nation-wide class action settlement of claims involving Cladwood'r', a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The class action claimants allege that Cladwood'r' siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, WA and would also resolve all other pending class actions. The Superior Court of Washington has preliminarily approved this settlement and will hold a fairness hearing on the settlement in May 1999. Pursuant to the settlement, SNC has agreed to pay $20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees, and class representative payments. The Company has established reserves that it believes will be adequate to pay eligible claims; however, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves.

     In April 1998, a suit was filed against Stone in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that Stone owes such parties approximately $120 million relating to Stone's purchase of common stock of Stone Savannah River Pulp & Paper Corporation ("SSR"). In 1991, Stone purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. Stone has concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment. Chesterfield is continuing to pursue the case as to the remaining 70% of the contingent payment. Stone disputes Chesterfield's calculation of the contingent payment, and is vigorously defending the litigation. The case is currently set for trial in the second quarter of 1999. Stone believes that existing reserves will be adequate to cover the amount of any adverse judgement in this matter.

     In May 1998, four putative class action complaints were filed against Stone, JSC and the individual directors of Stone in the Delaware Court of Chancery, which were consolidated into one action captioned as In Re Stone Container Shareholders Litigation. The complaint alleged, among other things, that the directors of Stone breached their fiduciary duties to Stone's shareholders in connection with the Merger by failing to undertake an appropriate evaluation of Stone's net worth as a merger/acquisition candidate, actively evaluate the proposed transaction with the Company and engage in an auction with third parties in an attempt to obtain the best value for Stone's shareholders. In August 1998, the parties entered into a memorandum of understanding setting forth the terms of the proposed settlement of the matter, subject to certain conditions, including the plaintiffs' counsel conducting confirmatory discovery and approval by the Court of Chancery. In addition, the defendants have agreed not to oppose an application by plaintiff's counsel to the Chancery Court for fees and expenses in an amount not to exceed $650,000, which would be paid by Stone.

     In October 1998, two holders of Stone's Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Preferred") filed a complaint against Stone in the Delaware Court of Chancery alleging that Stone violated its Certificate of Incorporation by failing to call a meeting of Series E Preferred stockholders for the purpose of electing two directors by those stockholders. The plaintiffs also alleged that in connection with the Merger, Stone sought to change the rights of the holders of Series E Preferred without a two-thirds class vote of such stockholders and that such stockholders should have been entitled to vote with respect to the Merger. The plaintiffs' request for a preliminary injunction was denied by the Court in November 1998. A separate complaint against Stone was filed by a Series E Preferred stockholder purporting to constitute a class action on behalf of all Series E Preferred stockholders. These actions have been consolidated and now also include SSCC as a defendant. In March 1999, Stone entered into a stipulation of settlement (the "Stipulation") with the plaintiffs in furtherance of a prior memorandum of understanding to settle these cases. As a result, Stone designated two named individuals to serve on the Board of Directors of Stone, and agreed, among other things, to nominate and solicit proxies for their election by the holders of Series E Preferred at Stone's Annual Meetings of Stockholders for so long as the dividends on the Series E Preferred are more than six quarters in arrears. In addition, the Stipulation contains an agreement by Stone not to oppose an application by plaintiffs' counsel for fees or expenses in an amount not to exceed $215,000, which would be paid by Stone. This settlement is subject to court approval, and a hearing for such purpose has been scheduled in May 1999.

     In June 1998, Stone, believing the allegations to be without merit and without admitting liability, entered into a consent decree (the "Consent Agreement") with the Federal Trade Commission (the "FTC"). In pertinent part, the Consent Agreement requires Stone to cease and desist from "requesting, suggesting, urging or advocating that any manufacturer or seller of linerboard raise, fix, or stabilize prices or price levels..." and from "entering into, or attempting to enter into...any agreement... to fix, raise, establish, maintain or stabilize prices or price levels...". There are no monetary fines, sanctions or damages imposed by the FTC in connection with the Consent Agreement; however, Stone will be required to file certain reports on an annual basis with the FTC to evidence its compliance with the Consent Agreement. By its terms the Consent Agreement has also become applicable to SSCC and its other subsidiaries.

     In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania alleging that Stone reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. Stone is the only named defendant, although the suits allege that other unnamed firms participated in the purported restraints of trade, and specifically allege, on information and belief, that JSC also participated. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. Stone believes it has meritorious defenses and intends to vigorously defend itself.

     Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. Certain creditors of FCPC have alleged that Stone and Four M are in default with respect to their obligations under the OPA. The amount of Stone's liability under the OPA, if any, is uncertain at this point, although Stone believes that existing reserves will be adequate to cover the amount of any adverse judgment in this matter. The failure of Stone, Four M and FCPC to resolve the outstanding indebtedness of FCPC and the obligations of Stone and Four M under the OPA in the near future will likely result in litigation regarding the OPA and/or a bankruptcy proceeding being commenced by or against FCPC.

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

ENVIRONMENTAL MATTERS

     From 1995 to 1998, Federal and State of Oregon authorities conducted an investigation of potential violations of the Clean Water Act by SNC at its Sweet Home and Philomath, OR Cladwood'r' manufacturing facilities. In order to conclude this matter, SNC pled guilty in November 1998 to a one-count felony violation of the Clean Water Act. Under the terms of the plea agreement, SNC paid a $50,000 fine and paid $7,500 in restitution to each of the Oregon Department of Environmental Quality and the Western States Project, and the United States agreed not to bring further criminal charges against SNC for activities that have been the subject of the investigation.

     In March 1999, management of SNC's Oregon City, OR newsprint mill became aware of possible alterations by one of its employees of data utilized in determining compliance with the mill's National Pollutant Discharge Elimination System ("NPDES") permit. SNC conducted a thorough internal investigation of this matter, and based on this investigation concluded that such alterations did occur, and that as a result the mill violated its NPDES permit limits on suspended solids on several occasions. SNC provided both the EPA and the Oregon Department of Environmental Quality with a detailed report of its investigation and it is probable that the agencies will conduct an additional investigation based on this report. SNC intends to continue to fully cooperate with any such investigation. While it is too early at this time to predict the potential consequences of this matter to SNC, it is possible that SNC would be subject to civil penalties and criminal charges.

     In October 1992, the Florida Department of Environmental Regulation, predecessor to the Department of Environmental Protection ("DEP"), filed a civil complaint in the Circuit Court of Bay County, FL against Stone seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at Stone's Panama City, FL mill. In addition, the complaint alleged operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. At the parties' request, the case was stayed pending the conclusion of a related administrative proceeding petitioned by Stone in June 1992 following DEP's proposal to deny Stone a permit renewal to continue operating its wastewater pretreatment facility at the mill site. The administrative proceeding was referred to a hearing officer for an administrative hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. In June 1998, DEP and Stone reached a settlement in principle pursuant to which DEP will issue a full operating permit for the mills' wastewater pretreatment facility and a compliance order requiring the installation and continued operation of a hydrologic barrier system at two locations on the mill site's perimeter. As part of the settlement, the parties have also agreed to a stipulation dismissing the enforcement action with respect to the groundwater contamination allegations.

     In January 1996, the United States of America filed a suit against Stone in the United States District Court for the District of Montana seeking injunctive relief and an unspecified amount in civil penalties based on the alleged failure of Stone to comply with certain provisions of the Clean Air Act, its implementing regulations, and the Montana State Implementation Plan at Stone's Missoula, MT mill. The complaint specifically alleged that Stone exceeded the 20% opacity limitation for recovery boiler emissions; failed to properly set the span on a recovery boiler continuous emissions monitor; and violated limitations on venting of an air contaminant by improperly venting non-condensable gasses. In May 1998, Stone, the United States Department of Justice, EPA and other intervening parties entered into a consent decree settling this case. In addition to, among other things, agreeing to certain emissions limitations and monitoring and reporting requirements, Stone paid a civil penalty of $312,500.

     In September 1997, Stone received a Notice of Violation and a Compliance Order from EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at Stone's Hopewell, VA mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with EPA, Stone responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone received additional requests from EPA for information about past capital projects at the mill. Stone is fully cooperating with these requests and has provided significant information to EPA. EPA representatives have advised Stone that its requests are part of a nationwide enforcement review of industry's compliance with its New Source Review rules. The Clean Air Act authorizes EPA to assess a penalty of $25,000 per day of each violation; however, no penalties have yet been assessed. If EPA decides to commence an enforcement action to assess penalties in this matter, Stone intends to vigorously contest such action.

     In April 1998, EPA issued a Notice of Violation ("NOV") to Stone alleging violations of the particulate emission limits for the No. 6 boiler at Stone's Coshocton, OH mill. In September 1998, EPA filed an administrative complaint against Stone formalizing the allegations set forth in the NOV and seeking a civil penalty in the amount of $102,400. Stone and EPA have settled the matter, and the penalty in the final consent order was reduced to $68,500.

     Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products, which result in various discharges, emissions, and wastes, and which are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and wastes.

     The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, regardless of fault or the lawfulness of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where response action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Because the Company's relative percentage of waste deposited at a majority of these sites is quite small, management of the Company believes, based on current information, that its probable liability under CERCLA and similar state laws, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations.

     In addition to participating in remediation of sites owned by third parties, the Company has entered into consent orders for investigation and/or remediation of certain Company-owned properties. The Company believes that its potential liability for investigation or remediation for these sites, either individually or in the aggregate, will not have a material adverse effect on its financial condition or operations.

     Based on current information, the Company believes that the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and remediation of owned property, will not have a material adverse effect on the Company's financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved at December 31, 1998.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     A Special Meeting of Stockholders was held on November 17, 1998 to approve the merger of Jefferson Smurfit Corporation and Stone Container Corporation. At the meeting, the Stone stockholders voted (i) to approve and adopt the merger agreement and (ii) to approve the amendments to the Stone restated certificate of incorporation as contemplated by the merger, and the JSC stockholders voted
(i) to approve the issuance of JSC common stock in the merger and (ii) to approve the SSCC 1998 Long Term Incentive Plan. Voting on each matter was as follows:

-------------------------------------------------------------------------------------------
                                                   Votes           Votes        Withheld/
                                                    For           Against      Abstentions
                                                ------------    -----------   -------------
Stone stockholders
  Approve and adopt the merger agreement         89,385,100        168,636        313,307

  Approve the amendments to Stone's
  restated certificate of incorporation          80,883,896      5,735,256      3,247,891

JSC stockholders
  Approve the issuance of JSC common
  stock and adopt the merger agreement          105,431,886        459,955         51,714

  Approve the SSCC 1998 Long Term
  Incentive Plan                                105,266,643        537,746        139,166




--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------
 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

MARKET INFORMATION

     At December 31, 1998 the Company's common stock was held by approximately 38,000 stockholders. The Company's common stock trades on The Nasdaq Stock Market under the symbol "SSCC". The high and low trading prices of the stock were:

------------------------------------------------
                     1998            1997
                --------------------------------
                 High     Low    High     Low
                --------------------------------
First Quarter   $17.75  $13.00  $16.38  $11.88
Second Quarter  $22.00  $15.00  $18.63  $11.88
Third Quarter   $16.75  $ 9.75  $21.63  $15.50
Fourth Quarter  $16.44  $10.00  $20.50  $13.25

DIVIDENDS

     The Company has not paid cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The ability of the Company to pay dividends in the future is restricted by certain provisions contained in various agreements and indentures relating to JSC (U.S.)'s and Stone's outstanding indebtedness.

--------------------------------------------------------------------------------
                        ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In millions, except per share and statistical data)              1998 (a)(b)       1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------------------------------
Summary of Operations(c)
Net sales ........................................................  $ 3,469      $ 2,936      $ 3,087      $ 3,682      $ 2,950
Income (loss) from operations ....................................      (64)         175          332          601          310
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting change ..............................................     (194)         (20)          79          230           22
Discontinued operations, net of income tax provision .............       10           21           38           17          (10)
Net income (loss) ................................................     (200)           1          112          243          (43)

Basic earnings per share of common stock
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change ............................................    (1.56)        (.18)         .71         2.07          .22
  Net income (loss) ..............................................    (1.61)         .01         1.01         2.19         (.43)
  Weighted average shares outstanding ............................      124          111          111          111          101

Diluted earnings per share of common stock
  Income (loss) from continuing operations before extraordinary
    item and cumulative effect of accounting change ..............    (1.56)        (.18)         .70         2.06          .22
  Net income (loss) ..............................................    (1.61)         .01         1.00         2.17         (.43)
  Weighted average shares outstanding ............................      124          111          112          112          101

---------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
Net cash provided by operating activities ........................  $   129      $    88      $   380      $   393      $   135
Net cash used for investing activities ...........................      (59)        (175)        (133)        (160)        (148)
Net cash provided by (used for) financing activities .............       73           87         (262)        (268)          31
Depreciation, depletion and amortization .........................      168          127          125          122          116
Capital investments and acquisitions .............................      287          191          129          170          152
Working capital ..................................................      635           71           34           51           15
Property, plant, equipment and timberland, net ...................    5,772        1,788        1,720        1,709        1,681
Total assets .....................................................   11,631        2,771        2,688        2,783        2,759
Long-term debt, less current maturities ..........................    6,428        2,025        1,934        2,111        2,392
Stockholders' equity (deficit) ...................................    1,634         (374)        (375)        (487)        (730)

---------------------------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands)
Containerboard, SBS and kraft paper production (tons) ............    2,727        2,214        2,250        2,176        2,198
Coated boxboard production (tons) ................................      582          585          538          545          537
Corrugated shipments (billion sq. ft.) ...........................     36.5         31.7         30.0         29.4         30.8
Folding carton shipments (tons) ..................................      536          488          474          476          493
Industrial bag shipments (tons) ..................................       59
Fiber reclaimed and brokered (tons) ..............................    5,155        4,832        4,464        4,293        4,134
Number of employees ..............................................   38,000       15,800       15,800       16,200       16,600

---------------------------------------------------------------------------------------------------------------------------------

(a) On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company. Results for 1998 include Stone after November 18, 1998. The Company issued approximately 104 million shares of common stock in the Merger, resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million.
(b) The Company recorded pre-tax charges of $310 million ($187 million after tax) in the fourth quarter of 1998, including $257 million of restructuring charges in connection with the Merger, $30 million for settlement of its Cladwood'r' litigation and $23 million of Merger related costs.
(c) The operating results for all prior periods have been restated to present the operating results of SNC as a discontinued operation.

--------------------------------------------------------------------------------
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Market conditions and demand for containerboard and corrugated containers, the Company's primary products, are generally subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability.

     Containerboard market conditions have generally been weak since 1996 due primarily to excess capacity within the industry. During this period, inventory levels were high and many paper companies, including the Company, took economic downtime at their mills in order to reduce inventories. Lost production resulting from economic downtime for the industry overall in the second half of 1998 was approximately 1.5 million tons, or 8% of capacity. Linerboard prices declined dramatically in 1996 and continued to fall in the first half of 1997, dropping to $310 per ton in April 1997. Lower inventory levels and strengthening demand in the second half of 1997 combined to increase prices to approximately $390 per ton by December 1997. Linerboard prices were stable in the first half of 1998, but declined during the second half of the year. The price for linerboard at December 31, 1998 was approximately $340 per ton. Corrugated container prices followed this same pricing trend during the past three years with somewhat less fluctuation.

     The outlook for containerboard and corrugated containers in late 1998 and early 1999 has improved substantially. The strength of December corrugated container shipments and the amount of economic downtime taken at paper mills in the second half of 1998 have resulted in a significant reduction in inventory levels. In addition, several paper companies, including the Company, have announced mill shutdowns approximating 6% of industry capacity. The shutdowns will improve the balance between supply and demand. Based on these developments, the Company implemented a price increase for linerboard and medium of $50 per ton and $60 per ton, respectively, in the first quarter of 1999.

     Market conditions in the folding carton and boxboard mill industry were stable in 1997, but weakened somewhat in 1998 as demand declined 3% compared to last year. Mill productive capacity in the boxboard industry exceeds current levels of demand. While economic downtime at boxboard mills was avoided, the lower demand for board resulted in reduced prices. Boxboard prices increased in 1997 and held steady for the first nine months of 1998. Boxboard prices began to decline in the last quarter of 1998 due to weaker demand. The price for recycled boxboard declined by approximately $30 per ton during 1998. The combination of reduced demand and industry-wide excess capacity continued to keep pressure on folding carton selling prices during 1998.

     Recycled fiber is an important raw material of the Company's recycled paperboard mills. Supplies of recycled fiber can vary widely at times and are highly dependent upon the demand of recycled paper mills. Because of the lower demand created by the extensive economic downtime taken by containerboard mills in recent years and particularly in 1998, the price of old corrugated containers ("OCC") declined in 1998 to its lowest levels in five years.

RESULTS OF OPERATIONS

SEGMENT DATA
--------------------------------------------------------------------------------

                                                     1998                    1997                  1996
                                              -------------------     -------------------    ------------------
                                                 Net      Profit/        Net      Profit/       Net     Profit/
(In millions)                                  sales       (loss)      sales       (loss)     sales      (loss)
---------------------------------------------------------------------------------------------------------------
Containerboard & corrugated containers ..     $2,014       $ 123      $1,607       $  56     $1,794      $ 197
Boxboard and folding cartons ............        785          67         752          68        756         66
Other operations ........................        670          39         577          39        537         36
                                              -----------------------------------------------------------------
Total operations ........................     $3,469         229      $2,936         163     $3,087        299
                                              ======                  ======                 ======
Other, net(1) ...........................                   (536)                   (186)                 (168)
Income (loss) from continuing operations                    -----                   -----                 -----
  before income taxes, minority interest,
  extraordinary item and cumulative
  effect of accounting change .............                $(307)                  $ (23)                $ 131
===============================================================================================================

(1) Other, net includes corporate revenues and expenses, net interest expense and, for 1998, a restructuring charge in connection with the Merger, which covers the cost of shutting down certain mills and termination of employees and other Merger-related costs.

1998 COMPARED TO 1997

     As previously discussed, a wholly-owned subsidiary of the Company merged with Stone on November 18, 1998. SSCC's results for 1998 include Stone after November 18, 1998. SSCC's net sales of $3,469 million and operating profits of $229 million were higher than 1997 by 18% and 40%, respectively, due primarily to the Merger and higher sales prices for containerboard and corrugated containers. The increase or decrease in net sales for each of the Company's segments is shown in the chart below.

                                                     1998 Compared to 1997
                                       ----------------------------------------------------
                                       Containerboard   Boxboard
                                        & Corrugated   & Folding       Other
(In millions)                            Containers     Cartons      Operations      Total
-------------------------------------------------------------------------------------------
Increase (decrease) due to:
  Sales prices and product mix ....        $ 146         $ (13)        $ (48)        $  85
  Sales volume ....................          (63)           45            22             4
  Stone merger ....................          318             1           128           447
  Acquisitions and new facilities..            9                                         9
  Sold or closed facilities .......           (3)                         (9)          (12)
                                           ------------------------------------------------
Total increase ....................        $ 407         $  33         $  93         $ 533
===========================================================================================

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

     Net sales of the Containerboard and Corrugated Containers segment increased 25% compared to 1997 to $2,014 million and segment profits increased $67 million over 1997 to $123 million. The increase in net sales was due primarily to the Merger and improved sales prices. The profit increase was due primarily to the improvements in sales price. Net sales and profits for the Stone operations included in this segment for the period after November 18, 1998 were $318 million and $10 million, respectively.

     Containerboard and corrugated container prices were higher in 1998 by 16% and 11%, respectively, compared to 1997. SBS prices declined 2% during the period. Containerboard sales volume for the Company's mills in 1998 declined 2% compared to 1997 due to the closure of three containerboard mills, effective

December 1, 1998 (See "Restructuring, Merger Related Costs and Litigation Costs") and higher levels of economic downtime. The cost of the mill closures is included in other, net in the Segment Data table. The Company also had 28 days of downtime in 1997 at its Brewton, AL mill associated with a rebuild and upgrade of its mottled white paper machine. Sales volume for the Company's corrugated container facilities declined 5% compared to 1997 due to the Company's strategy to reduce volume associated with low-margin accounts. Cost of goods sold as a percent of net sales decreased from 88% in 1997 to 86% in 1998 due primarily to the higher sales prices in 1998.

BOXBOARD AND FOLDING CARTONS SEGMENT

     Net sales of the Boxboard and Folding Cartons segment increased 4% compared to 1997 to $785 million and segment profits declined $1 million compared to 1997 to $67 million. The increase in net sales was due primarily to increased sales volume of folding cartons. Folding carton sales volume increased 10% compared to 1997, reflecting growth in new business acquired near the end of 1997. Sales volume for the boxboard mills declined 1% compared to 1997. Boxboard prices were higher in 1998 on average, increasing 3% compared to 1997. Folding carton prices declined 3%, reflecting the change in product mix related to the new business acquired. Cost of goods sold as a percent of net sales for 1998 was comparable to 1997.

DISCONTINUED OPERATIONS

     During February 1999, the Company announced its intention to divest the operating assets of SNC. The SNC results are reflected as discontinued operations for all periods presented in the Company's statements of operations. Net sales for discontinued operations amounted to $324 million, $302 million, and $323 million for 1998, 1997 and 1996 respectively.

RESTRUCTURING, MERGER RELATED COSTS AND LITIGATION COSTS

     During the fourth quarter of 1998, the Company recorded pre-tax charges of $310 million ($187 million after tax), including $257 million for restructuring costs in connection with the Merger, $23 million of other Merger related costs and $30 million for settlement of certain litigation.

     The restructuring included the shutdown of approximately 1.1 million tons, or 15%, of the Company's North American containerboard mill capacity and approximately 400,000 tons of the Company's market pulp capacity. The restructuring charge of $257 million included provisions for costs for JSC (U.S.) associated with (i) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (ii) facility closure costs of $42 million, (iii) severance related costs of $27 million, and
(iv) other Merger related costs of $9 million. The cash and non-cash elements of the restructuring charge are $78 million and $179 million, respectively.

     The restructuring included the closure of a Stone containerboard mill and other pulp mill facilities, as well as the termination costs for certain Stone employees. The adjustment to fair value of property, plant and equipment associated with the permanent shutdown of Stone's facilities, liabilities for the termination of certain Stone employees and the liabilities for long-term commitments were included in the preliminary allocation of the cost to acquire Stone.

     The Company closed the mill facilities on December 1 and, as of December 31, 1998, the Company had terminated approximately 1,500 employees. The Company intends to either abandon or sell these facilities in the near future. Future cash outlays for the restructuring are anticipated to be $80 million in 1999, $21 million in 2000, $19 million in 2001 and $57 million thereafter. The Company is continuing to evaluate all areas of its business in connection with the Merger integration, including the identification of corrugated container facilities that might be closed. Additional restructuring charges are expected in 1999 as management finalizes its plans.

     Merger synergies of at least $350 million per year are targeted by the end of 2000. The most significant portion, more than $180 million, is projected to come from optimizing the combined manufacturing systems of JSC (U.S.) and Stone. Synergies in 1999, less costs to implement these savings, are expected to exceed $200 million.

     During January 1999, SSCC and SNC entered into a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood'r', a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The Company recorded a $30 million pre-tax charge in its results from discontinued operations for amounts SNC has agreed to pay into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves. See
Item 3. Legal Proceedings.

INTEREST

     Interest expense for 1998 was $247 million, an increase of $51 million compared to 1997. The increase was due to higher levels of debt as a result of the Merger.

INCOME TAXES

     For information concerning the benefit from (provision for) income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

1997 COMPARED TO 1996

     Net sales of $2,936 million and profits of $163 million for the Company's operations were lower than 1996 by 5% and 45%, respectively due primarily to lower sales prices. Other net costs shown in the Segment Data table above include corporate revenues and expenses and net interest expense. The increase or decrease in net sales for each of the Company's segments is shown in the chart below.

--------------------------------------------------------------------------------

                                                      1997 Compared to 1996
                                     -----------------------------------------------------
                                     Containerboard   Boxboard
                                      & Corrugated   & Folding       Other
(In millions)                          Containers      Cartons     Operations      Total
------------------------------------------------------------------------------------------
Increase (decrease) due to:
  Sales prices and product mix .....     $(220)        $ (38)        $  25         $(233)
  Sales volume .....................        15            34            35            84
  Acquisitions and new facilities...        22                           6            28
  Sold or closed facilities ........        (4)                        (26)          (30)
                                        --------------------------------------------------
Total increase (decrease) ..........     $(187)        $  (4)        $  40         $(151)
==========================================================================================

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

     Net sales of the Containerboard and Corrugated Containers segment decreased 10% compared to 1996 to $1,607 million and segment profit decreased $141 million compared to 1996 to $56 million. The decrease in net sales and profits were primarily a result of significant reductions in sales prices for containerboard and corrugated containers. An increase in sales volume slightly offset the decline due to price. On average, corrugated container prices and containerboard prices each decreased 13% compared to 1996. SBS prices decreased 2% compared to 1996. Demand for corrugated containers was strong throughout 1997 and shipments of corrugated containers increased 6% compared to 1996. As market conditions improved, the Company successfully implemented two price increases in 1997 for linerboard, the first in August for $40 per ton and the second in October for $50 per ton. Containerboard sales volume in 1997 decreased 2% compared to 1996 due to economic downtime taken to reduce inventories in 1997 and a shutdown at the Company's Brewton, AL mill associated with a rebuild and upgrade of its mottled while paper machine. Shipments of SBS increased 2% compared to 1996. Cost of goods sold as a percent of net sales increased from 81% in 1996 to 88% in 1997 due primarily to the lower sales prices in 1998.

BOXBOARD AND FOLDING CARTONS SEGMENT

     Net sales of the Boxboard and Folding Cartons segment decreased 1% compared to 1996 to $752 million, and segment profit increased $2 million when compared to 1996 to $68 million. The decrease in net sales was primarily a result of lower average sales prices largely offset by an increase in volume. Sales prices for boxboard and folding cartons each decreased 5% compared to 1996. Demand strengthened in the second half of 1997, enabling the Company to implement a $40 per ton price increase in the fourth quarter of 1997. Demand for folding cartons and boxboard remained steady throughout 1997. Shipments of folding cartons and boxboard increased 3% and 6%, respectively, compared to 1996. Cost of goods sold as a percent of net sales decreased from 84% in 1996 to 83% in 1997 due primarily to product mix.

INTEREST

     Interest expense of $196 million for 1997 was $2 million lower than for 1996. The decline was due primarily to lower average debt levels outstanding and lower effective interest rates.

INCOME TAXES

     For information concerning the benefit from (provision for) income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for 1998 of $129 million, cash acquired with the acquisition of Stone of $222 million and borrowings under the Company's bank credit facilities of $1,502 million were used primarily to fund capital investments totaling $287 million, net debt payments of $1,384 million and $44 million of deferred debt issuance costs. Capital investments of $287 million include the purchase of a containerboard machine located at the Company's mill in Fernandina Beach, FL for $175 million from a subsidiary of Jefferson Smurfit Group plc (the "Fernandina No. 2 Machine").

     The Company completed the Merger on November 18, 1998. A total of 104 million shares of SSCC common stock were issued in the Merger, resulting in an aggregate purchase price (including the fair value of stock options and related fees) of approximately $2,245 million. The Merger was accounted for as a purchase business combination and, accordingly, Stone has been included in the consolidated statements of the Company after November 18, 1998. See Note 2 of the Notes to Consolidated Financial Statements.

FINANCING ACTIVITIES

     In March 1998, JSC (U.S.) entered into a new credit facility (the "JSC (U.S.) Credit Agreement") consisting of a $550 million revolving credit facility, a $400 million seven-year Tranche A Term Loan, and a $350 million eight-year Tranche B Term Loan. Net proceeds from the JSC (U.S.) Credit Agreement were used to fully repay outstanding principal and accrued interest under the Company's previous credit facility. The JSC (U.S.) Credit Agreement reduced interest expense, extended debt maturities, and improved the financial flexibility of the Company. JSC (U.S.) recorded an extraordinary loss of $13 million (net of income tax benefits of $9 million) related to the early extinguishment of the Company's bank debt.

     In November 1998, in connection with the Merger, the Company and its bank group amended and restated the JSC (U.S.) Credit Agreement to, among other things (i) allow an additional $550 million borrowing on the Tranche B Term Loan, (ii) allow the purchase of the Fernandina No. 2 Machine, (iii) make a $300 million inter-company loan to the Company, which was contributed to Stone as additional paid-in capital, (iv) permit the Merger, and (v) ease certain financial covenants.

     Also in connection with the Merger, Stone amended and restated the Stone Credit Agreement (the "Stone Credit Agreement") to (i) extend the maturity date on the Stone Tranche B $190 million Term Loan from October 1, 1999 to April 1, 2000, (ii) extend the maturity date of the revolving credit facility from May 15, 1999 to April 1, 2000 or, in the event the Tranche B Term Loan is repaid on or before April 1, 2000, December 31, 2000,

(iii) permit the use of the net proceeds from the sale of the newsprint and related assets at the Stone Snowflake, AZ facility to repay a portion of Stone's 11.875% Senior Notes due December 1, 1998, (iv) permit the Merger; and (v) ease certain financial covenants.

     The JSC (U.S.) Credit Agreement and the Stone Credit Agreement (collectively, the "Credit Agreements") contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreements also require prepayments if JSC (U.S.) or Stone have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the JSC (U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the Credit Agreements are secured by a security interest in substantially all of the assets of JSC (U.S.) and Stone, respectively. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

     On January 22, 1999, Stone obtained a waiver from its bank group for non-compliance with certain financial covenant requirements under the Stone Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999, Stone and its bank group amended the Stone Credit Agreement to further modify certain quarterly financial covenant requirements for 1999.

     As mentioned above, the declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreements and certain note indentures. At December 31, 1998, Stone had accumulated dividend arrearages of $14 million related to its preferred stock.

     Stone's senior notes, aggregating $1,723 million (the "Stone Senior Notes") are redeemable in whole or in part at the option of Stone at various dates beginning in February 1999, at par plus a weighted average premium of 2.68%. The Stone senior subordinated debentures (the "Stone Senior Subordinated Debentures"), aggregating $627 million, are redeemable as of December 31, 1998, in whole or in part, at the option of Stone at par plus a weighted average premium of 2.56%. The indentures governing the Stone Senior Notes and the Stone Senior Subordinated Debentures (the "Stone Indentures") generally provide that in the event of a change in control (as defined), Stone must, subject to certain exemptions, offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures at a price equal to 101% of the principal amount thereof. The Merger constituted such a change in control. Stone's obligation to offer to repurchase the Stone Senior Subordinated Debentures is subject to the condition precedent that Stone has first either repaid its outstanding bank debt or obtained the consent of its bank lenders to make such repurchase. In the case of the Stone Senior Notes, Stone is required to make an offer to repurchase unless such a repurchase would constitute an event of default under Stone's outstanding bank debt and Stone has neither repaid its bank debt nor obtained the consent of its bank lenders to such repurchase. A repurchase of the Stone Senior Notes or the Stone Senior Subordinated Debentures is prohibited by the terms of the Stone Credit Agreement. Although the terms of the Stone Senior Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. The Company intends to actively seek commercially acceptable sources of financing to repay the Stone Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of the Stone Senior Notes or the Stone Senior Subordinated Debentures. There can be no assurance that the Company will be successful in obtaining such financing or consents or as to the terms of any such financing or consents.

     Based upon covenants in the Stone Indentures, Stone is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. Stone's equity level was below the minimum equity level during most of 1998. As a result, the interest rates increased; however, the additional interest charges for the period after the Merger were nominal. The interest rates on the Indentures will return to the original interest rates on April 1, 1999 due to Stone's minimum equity levels exceeding the minimum on December 31, 1998.

     On December 1, 1998, Stone repaid its $240 million 11.875% Senior Unsecured Notes with borrowings under the Stone Credit Agreement and proceeds from the sale of the Snowflake Mill. Stone sold the Snowflake Mill to Abitibi in October 1998, prior to the Merger.

     The Company intends to sell or liquidate certain of its assets, including its woodlands operations, its remaining newsprint operations, its interest in Abitibi and other non-core businesses. On January 21, 1999, the Company sold 7.8 million shares of Abitibi to a third party for approximately $80 million. The Company intends to sell its remaining interest in Abitibi later in 1999 subject to market conditions. Proceeds from asset sales are required to be used to pay down borrowings under the Credit Agreements.

     It is expected that the Company will continue to incur operating losses unless prices for the Company's products substantially improve. The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of the Cladwood'r' litigation and capital expenditures. Scheduled debt payments in 1999 and 2000 are $204 million and $844 million, respectively, with increasing amounts thereafter. Capital expenditures for 1999 are expected to be approximately $225 million. The Company expects to use any excess cash provided by operations to make further debt reductions. As of December 31, 1998, JSC (U.S.) had $422 million of unused borrowing capacity under its credit agreement and Stone had $363 million of unused borrowing capacity under its credit agreement.

YEAR 2000

     The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $68 million through 1999 to correct the Year 2000 problem, of which approximately $22 million has been incurred through December 31, 1998. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company is utilizing both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

     The Company's Year 2000 Program Management Office is responsible for guiding and coordinating operating units in developing and executing their Year 2000 plans, enabling the Company to share knowledge and work across operating units, developing standard planning and formats for internal and external reporting, consistent customer and vendor communications and where appropriate, the development of contingency plans. The Company's Year 2000 program consists of the following seven phases:

     Phase 1: Planning/Awareness: The planning and awareness phase includes the identification of critical business processes and components.

     Phase 2: Inventory: During the inventory phase, Company personnel will identify systems that could potentially have a Year 2000 problem and categorize the system as compliant, non-compliant, obsolete or unknown.

     Phase 3: Triage: In the triage phase, every system is assigned a business risk as high, medium, or low.

     Phase 4: Detailed Assessment: The detailed assessment provides for a planned schedule of remediation and estimated cost.

     Phase 5: Remediation: Remediation involves what corrective action to take if there is a Year 2000 problem, such as replacing, repairing or upgrading the system, and concludes with the execution of system test.

     Phase 6: Fallout: In the Fallout phase, the inventory will be kept up to date and no new Year 2000 problems will be introduced.

     Phase 7: Contingency Planning: The Company is developing contingency plans for the most reasonable worst case scenarios.

     The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified nine high-risk IT systems, of which two have been remediated and the remaining seven are scheduled to be substantially completed by the end of the second quarter of 1999.

     The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities are expected to be substantially completed by the first quarter of 1999. The Company retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program by the end of the second quarter of 1999.

     The Year 2000 Project Management Office is in the process of surveying each vendor to insure that they are Year 2000 compliant or have a plan in place. Vendor responses are due to be received by the end of the first quarter of 1999. The Company also has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Where appropriate, Company representatives will conduct an in-depth investigation of a mission critical vendor's ability to be Year 2000 compliant.

     The Company currently believes that it will be able to replace, repair or upgrade all of its IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure on one or more of the Company's paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

     While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans are expected to be complete for both IT systems and non-IT systems by the end of the second quarter of 1999. The Company will also seek to take appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner, including increasing the inventory of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate vendors.

     There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time. However, failure to meet critical milestones being identified in the Company's plans would provide advance notice, and steps would be taken to prevent injuries to employees and others, and to prevent environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste regulations. Capital expenditures for environmental control equipment and facilities were approximately $48 million in 1997 and approximately $18 million in 1998. The Company anticipates that environmental capital expenditures will approximate $132 million in 1999. The majority of the 1999 expenditures relate to amounts that the Company currently anticipates will be required to comply with the Cluster Rule. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, may yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company.

     In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewaters under the Clean Water Act more stringent and imposed new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Though the final rule is still not fully promulgated, the Company currently believes it will be required to make capital expenditures of up to $310 million from 1999 through 2002 in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

     In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a PRP at a number of sites which are the subject of remedial activity under CERCLA or comparable state laws. Although the Company is subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to clean-up at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during 1998. Future environmental regulations may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

EFFECTS OF INFLATION

     Although inflation has slowed in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact to the extent permitted by competition. Inflationary increases in operating costs have been moderate since 1996, and have not had a material impact on the Company's financial position or operating results during the past three years. The Company uses the last-in, first-out method of accounting for approximately 82% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. With the exception of Stone's property, plant and equipment, depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

PROSPECTIVE ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred in connection with developing or obtaining software for internal-use must be capitalized. Cost for such work performed internally by Company employees is currently expensed as incurred. SOP 98-1 is effective beginning on January 1, 1999. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its future earnings or financial position.

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has not assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

--------------------------------------------------------------------------------
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

FOREIGN CURRENCY RISK

     As a result of the Merger with Stone, which has significant operations outside of the United States, the Company is exposed to foreign currency rate risk. In general, a weakening of these currencies relative to the U.S. dollar has a negative translation effect. Conversely, a strengthening of these currencies would have the opposite effect.

     Assets and liabilities outside the United States are primarily located in Canada and Germany. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $1,070 million at December 31, 1998. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $107 million at December 31,1998. Any loss in fair value would be reflected as a cumulative translation adjustment in Accumulated Other Comprehensive Income and would not impact net income of the Company.

     The Company is exposed to foreign currency transaction gains and losses on the translation of a 90 million German Mark obligation at December 31, 1998. During 1998, the transaction gains and losses on this obligation were immaterial to the Company.

INTEREST RATE RISK

     The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. The Company's financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. The Company periodically enters into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. The Company does not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. The amount of interest rate swaps entered into by the Company were not material to the consolidated financial position of the Company at December 31, 1998.

     The table below presents principal amounts by year of anticipated maturity for the Company's debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 5 to the Company's Notes to Consolidated Financial Statements.

SHORT AND LONG-TERM DEBT

----------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                                                                          There-              Fair
(in US$ millions)                        1999      2000      2001      2002      2003     after     Total     Value
----------------------------------------------------------------------------------------------------------------------
U.S. bank term loans and
  revolver -- 8.9% average
  interest rate (variable) ........    $   43    $  593    $   66    $   66    $  659    $1,114    $2,541    $2,531
U.S. accounts receivable
  securitization -- 5.7% average
  interest rate (variable) ........                 210                 209                           419       419
U.S. senior and senior subordinated
  notes -- 10.8% average interest
  rate (fixed) ....................       130         9       578     1,081       504       948     3,250     3,317
U.S. industrial revenue
  bonds -- 7.9% average
  interest rate (fixed) ...........         2         6        13        13        18       218       270       270
Other-- U.S. ......................        11         9        11         9         5         8        53        53
German mark bank
  term loans -- 5.9% average
  interest rate (variable) ........        14        12        15        15        10        13        79        79
Other-- Foreign ...................         5         4         3         2         2         5        21        21
                                       ------------------------------------------------------------------------------
Total debt ........................    $  205    $  843    $  686    $1,395    $1,198    $2,306    $6,633    $6,690
=====================================================================================================================

--------------------------------------------------------------------------------
              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Index to Financial Statements:                                         Page No.
Management's Responsibility for Financial Statements ...................     24
Report of Independent Auditors .........................................     25
Consolidated balance sheets -- December 31, 1998 and 1997 ..............     26
For the years ended December 31, 1998, 1997 and 1996:
  Consolidated statements of operations ................................     27
  Consolidated statements of stockholders' equity (deficit) ............     28
  Consolidated statements of cash flows ................................     29
Notes to consolidated financial statements .............................     30

The following consolidated financial statement schedule of Smurfit-Stone
Container Corporation is included in Item 14(a):

  II: Valuation and Qualifying Accounts and Reserves ...................     51

All other schedules specified under Regulation S-X for Smurfit-Stone Container Corporation have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

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


Roger W. Stone                                Paul K. Kaufmann
Roger W. Stone                                Paul K. Kaufmann
President and Chief Executive Officer         Vice President and Corporate Controller
                                              (Principal Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Smurfit-Stone Container Corporation

     We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs.


ERNST & YOUNG LLP
ERNST & YOUNG LLP

St. Louis, MO
February 11, 1999
except for Notes 5 and 15, as to which the date is March 23, 1999

                      SMURFIT-STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
December 31, (In millions, except share data)                           1998            1997
----------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents ..........................................    $   155    $    12
  Receivables, less allowances of $85 in 1998 and $10 in 1997 ........        743        302
  Inventories
    Work-in-process and finished goods ...............................        238         89
    Materials and supplies ...........................................        546        151
                                                                          --------------------
                                                                              784        240
  Refundable income taxes ............................................         24          6
  Deferred income taxes ..............................................        160         32
  Prepaid expenses and other current assets ..........................        118         10
                                                                          --------------------
      Total current assets ...........................................      1,984        602
Net property, plant and equipment ....................................      5,496      1,523
Timberland, less timber depletion ....................................        276        265
Goodwill, less accumulated amortization of $73 in 1998 and $58 in 1997      2,869        237
Investment in equity of non-consolidated affiliates ..................        638         10
Other assets .........................................................        368        134
                                                                          --------------------
                                                                          $11,631    $ 2,771
==============================================================================================
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
  Current maturities of long-term debt ...............................    $   205    $    15
  Accounts payable ...................................................        533        334
  Accrued compensation and payroll taxes .............................        174         88
  Interest payable ...................................................        126         25
  Other current liabilities ..........................................        311         69
                                                                          --------------------
      Total current liabilities ......................................      1,349        531
Long-term debt, less current maturities ..............................      6,428      2,025
Other long-term liabilities ..........................................      1,026        225
Deferred income taxes ................................................      1,113        362
Minority interest ....................................................         81          2
Stockholders' equity (deficit)
  Preferred stock, par value $.01 per share; 25,000,000
    shares authorized; none issued and outstanding
  Common stock, par value $.01 per share; 400,000,000
    shares authorized, 214,959,041 and 110,996,794
    issued and outstanding in 1998 and 1997, respectively ............          2          1
  Additional paid-in capital .........................................      3,376      1,168
  Retained earnings (deficit) ........................................     (1,743)    (1,543)
  Accumulated other comprehensive income (loss) ......................         (1)
                                                                          --------------------
      Total stockholders' equity (deficit) ...........................      1,634       (374)
                                                                          --------------------
                                                                          $11,631     $2,771
==============================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------
Year Ended December 31, (In millions, except share data)              1998        1997        1996
----------------------------------------------------------------------------------------------------
Net sales .....................................................    $ 3,469     $ 2,936     $ 3,087
Costs and expenses
  Cost of goods sold ..........................................      2,934       2,514       2,500
  Selling and administrative expenses .........................        342         247         255
  Restructuring charge ........................................        257
                                                                   ---------------------------------
    Income (loss) from operations .............................        (64)        175         332
Other income (expense)
  Interest expense, net .......................................       (247)       (196)       (198)
  Other, net ..................................................          4          (2)         (3)
                                                                   ---------------------------------
    Income (loss) from continuing operations before
      income taxes, minority interest, extraordinary
      item and cumulative effect of accounting change .........       (307)        (23)        131
Benefit from (provision for) income taxes .....................        114           3         (52)
Minority interest expense .....................................         (1)
                                                                   ---------------------------------
  Income (loss) from continuing operations before
     extraordinary item and cumulative effect of
     accounting change ........................................       (194)        (20)         79
Discontinued operations
  Income from discontinued operations, net of income taxes
     of $6 in 1998, $14 in 1997 and $25 in 1996 ...............         10          21          38
                                                                   ---------------------------------
  Income (loss) before extraordinary item and cumulative
    effect of accounting change ...............................       (184)          1         117
Extraordinary item
  Loss from early extinguishment of debt, net of income tax
    benefit of $9 in 1998 and $3 in 1996 ......................        (13)                     (5)
Cumulative effect of accounting change
  Start-up costs, net of income tax benefit of $2 .............         (3)
                                                                   ---------------------------------
  Net income (loss) ...........................................    $  (200)    $     1     $   112
                                                                   =================================
Basic earnings per common share
  Income (loss) from continuing operations before extraordinary
    item and accounting change ................................    $ (1.56)    $  (.18)    $   .71
  Discontinued operations .....................................        .08         .19         .34
  Extraordinary item ..........................................       (.11)                   (.04)
  Cumulative effect of accounting change ......................       (.02)
                                                                   ---------------------------------
    Net income (loss) .........................................    $ (1.61)    $   .01     $  1.01
                                                                   =================================
Weighted average shares outstanding ...........................        124         111         111
                                                                   =================================
Diluted earnings per common share
  Income (loss) from continuing operations before extraordinary
    item and accounting change ................................    $ (1.56)    $  (.18)    $   .70
  Discontinued operations .....................................        .08         .19         .34
  Extraordinary item ..........................................       (.11)                   (.04)
  Cumulative effect of accounting change ......................       (.02)
                                                                   ---------------------------------
    Net income (loss) .........................................    $ (1.61)    $   .01     $  1.00
                                                                   =================================
Weighted average shares outstanding ...........................        124         111         112
====================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

-------------------------------------------------------------------------------------------------------------------------
(In millions, except share data)
-------------------------------------------------------------------------------------------------------------------------
                                                   Common Stock
                                                -------------------                             Accumulated
                                                 Number       Par    Additional   Retained        Other
                                                   of        Value,    Paid-In    Earnings     Comprehensive
                                                 Shares       $.01     Capital    (Deficit)     Income (Loss)     Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996 ................... 110,989,156     $1      $1,168     $(1,656)          $            $(487)

Comprehensive income
  Net income .................................                                        112                          112
  Other comprehensive
    income, net of tax .......................
                                               --------------------------------------------------------------------------
    Comprehensive income .....................                                        112                          112
                                               --------------------------------------------------------------------------
Balance at December 31, 1996 ................. 110,989,156      1       1,168      (1,544)                        (375)

Comprehensive income
  Net income .................................                                          1                            1
  Other comprehensive
    income, net of tax .......................
                                               --------------------------------------------------------------------------
    Comprehensive income .....................                                          1                            1
Issuance of common stock
  under stock option plan ....................       7,638
                                               --------------------------------------------------------------------------
Balance at December 31, 1997 ................. 110,996,794      1       1,168      (1,543)                        (374)

Comprehensive income (loss)
  Net loss ...................................                                       (200)                        (200)
  Other comprehensive
    income (loss), net of tax
    Foreign currency translation
      adjustment .............................                                                        3             3
    Minimum pension
      liability adjustment ...................                                                       (4)           (4)
                                               --------------------------------------------------------------------------
      Comprehensive income (loss) ............                                       (200)           (1)         (201)
Issuance of common stock for
  acquisition of Stone Container
  Corporation, net of registration costs ..... 103,954,782     1        2,168                                   2,169
Fair value of Smurfit-Stone Container
  Corporation stock options issued
  to convert Stone Container
  Corporation stock options ..................                             40                                      40
Issuance of common stock under
  stock option plan ..........................       7,465
                                               --------------------------------------------------------------------------
Balance at December 31, 1998 ................. 214,959,041    $2       $3,376     $(1,743)          $(1)       $1,634
=========================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, (In millions)                                                 1998          1997       1996
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss) ............................................................    $ (200)        $   1      $ 112
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities
      Extraordinary loss from early extinguishment of debt .....................        22                        8
      Cumulative effect of accounting change for start-up costs ................         5
      Depreciation, depletion and amortization .................................       168           127        125
      Amortization of deferred debt issuance costs .............................         8            11         13
      Deferred income taxes ....................................................      (113)           13         34
      Non-cash employee benefit expense ........................................         9             4         17
      Foreign currency transaction gains .......................................        (4)
      Non-cash restructuring charge ............................................       179
      Change in current assets and liabilities, net of effects from acquisitions
        Receivables ............................................................        98           (24)        60
        Inventories ............................................................         3           (32)        17
        Prepaid expenses and other current assets ..............................       (13)            3
        Accounts payable and accrued liabilities ...............................       (77)           (4)
        Interest payable .......................................................        26            (5)        (4)
        Income taxes ...........................................................       (18)           (6)         2
      Other, net ...............................................................        36                       (4)
                                                                                   ----------------------------------
  Net cash provided by operating activities ....................................       129            88        380
                                                                                   ----------------------------------
Cash flow from investing activities
  Property additions ...........................................................      (285)         (166)      (120)
  Timberland additions .........................................................        (2)          (16)        (9)
  Investments in affiliates and acquisitions ...................................                      (9)
  Cash acquired with acquisition, net of acquisition costs .....................       222
  Construction funds held in escrow ............................................                       9        (10)
  Proceeds from property and timberland disposals and sale of businesses .......         6             7          6
                                                                                   ----------------------------------
  Net cash used for investing activities .......................................       (59)         (175)      (133)
                                                                                   ----------------------------------
Cash flow from financing activities
  Borrowings under bank credit facilities ......................................     1,502                      250
  Net borrowings (repayments) under accounts
    receivable securitization program ..........................................        (1)           30        (38)
  Payments of long-term debt ...................................................    (1,384)           (7)      (481)
  Other increases in long-term debt ............................................                      64         13
  Deferred debt issuance costs .................................................       (44)                      (6)
                                                                                   ----------------------------------
  Net cash provided by (used for) financing activities .........................        73            87       (262)
                                                                                   ----------------------------------
Increase (decrease) in cash and cash equivalents ...............................       143                      (15)
Cash and cash equivalents
  Beginning of year ............................................................        12            12         27
                                                                                   ----------------------------------
  End of year ..................................................................    $  155         $  12      $  12
=====================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Tabular amounts in millions, except share data)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Smurfit-Stone Container Corporation ("SSCC"), formerly Jefferson Smurfit Corporation, and hereafter referred to as the "Company," owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in JSC (U.S.) and is the guarantor of the senior unsecured indebtedness of JSC (U.S.). JSCE, Inc. has no operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States. Stone has extensive domestic and international operations.

Nature of Operations: The Company's major operations are in paper products, recycled and renewable fiber resources, and consumer and specialty packaging. In February 1999, the Company announced its intention to divest its newsprint subsidiary, and accordingly, its newsprint segment is accounted for as a discontinued operation (See Note 11). The Company's paperboard mills procure virgin and recycled fiber and produce paperboard for conversion into corrugated containers, folding cartons, industrial bags and industrial packaging at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Consumer packaging produces labels and flexible packaging for use in industrial, medical and consumer product applications. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for on the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $55 million and $9 million are pledged at December 31, 1998 and 1997 as collateral for obligations associated with the accounts receivable securitization programs (See Note 5).

Revenue Recognition: Revenue is recognized at the time products are shipped to external customers.

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $303 million in 1998 and $51 million in 1997 which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $45 million and $62 million at December 31, 1998 and 1997, respectively.

Net Property, Plant and Equipment: Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Estimated useful lives of papermill machines average 23 years, while major converting equipment and folding carton presses have estimated useful lives of 20 years. Based upon preliminary appraisal results, property, plant and equipment of Stone was recorded at fair market value on the date of the Merger, and useful lives averaging 17 years were assigned to the Stone assets (See Note 2).

Timberland, less Timber Depletion: Timberland is stated at cost less accumulated cost of timber harvested. The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized.

Goodwill: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years.

Deferred Debt Issuance Costs: Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

Long-lived Assets: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," long-lived assets held and used by the Company and the related goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 7).

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of Accumulated Other Comprehensive Income. Foreign currency transaction gains or losses are credited or charged to income. The functional currency for foreign operations operating in highly inflationary economies is the U.S. dollar and any gains or losses are credited or charged to income.

Financial Instruments: The Company periodically enters into interest rate swap agreements that involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. If an arrangement is replaced by another instrument and no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

     The Company is exposed to the effect of foreign exchange rate fluctuations due to its foreign operations. The Company's non-consolidated equity affiliate, Abitibi-Consolidated, Inc. ("Abitibi") purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing 60 months. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly are carried in the financial statements of the equity investee at the current forward foreign rates, with the changes in forward rates reflected directly in income.

Earnings per Common Share: Effective December 31, 1997, the Company adopted
SFAS No. 128 "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. As required, all prior-period earnings per share data presented have been restated.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is computed to show, on a pro forma basis, per share earnings available to common shareholders assuming the exercise or conversion of all dilutive securities that are exercisable or convertible into common stock (See Note 12).

Employee Stock Options: Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    continued


Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (See Note 10).

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Reserves for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1998 presentation.

Start-up Costs: In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain costs to open new plants or to start new production processes. The Company adopted the provisions of the SOP in its financial statements as of the beginning of 1998. The Company recorded a charge for the cumulative effect of an accounting change of $3 million, net of taxes of $2 million ($.02 per share), to expense costs that had been capitalized prior to 1998.

Prospective Accounting Pronouncements: SOP 98-1, "Accounting for Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1 is effective beginning on January 1, 1999 and requires that certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use must be capitalized. The Company does not anticipate that the adoption of SOP 98-1 will have a material effect on its 1999 financial statements.

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has not assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

2. MERGER AND RESTRUCTURINGS

MERGER WITH STONE CONTAINER CORPORATION

     On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company ("the Merger"). Under the terms of the Merger, each share of Stone common stock was exchanged for the right to receive .99 of one share of Company common stock. A total of 104 million shares of Company common stock were issued in the Merger, resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million. The Merger was accounted for as a purchase business combination and, accordingly, the results of operations of Stone have been included in the consolidated statements of operations of the Company after November 18, 1998. The cost to acquire Stone has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to its investment in Florida Coast Paper Company L.L.C. and the resolution of litigation related to Stone's purchase of common stock of Stone Savannah River Pulp and Paper Corporation (See Note 15). The preliminary allocation has resulted in acquired goodwill of approximately $2,650 million, which is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma combined information presents the results of operations of the Company as if the Merger had taken place on January 1, 1998 and 1997, respectively:

------------------------------------------------------------------------
                                                  1998         1997
------------------------------------------------------------------------
Pro Forma Information
Net sales                                       $ 7,731       $ 7,922
Loss from continuing operations
  before extraordinary item
  and cumulative effect of
  accounting change                                (976)         (432)
Net loss                                           (992)         (445)
Net loss per common share
  Basic                                           (4.61)        (2.08)
  Diluted                                         (4.61)        (2.08)

     These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred as of January 1, 1998 and 1997, respectively.

RESTRUCTURING OF STONE OPERATIONS

     Included in the allocation of the cost to acquire Stone is the adjustment to fair value of property and equipment associated with the permanent shutdown of certain containerboard mill and pulp mill facilities of Stone, liabilities for the termination of certain Stone employees, and liabilities for long-term commitments. The mill facilities were shut down on December 1, 1998 and in the near future the Company will abandon or sell these facilities. The assets at these facilities were recorded at their estimated fair value less cost to sell based upon appraisals. The terminated employees included approximately 550 employees at these mill facilities and 200 employees in Stone's corporate office. These employees were terminated in December 1998. The long-term commitments consist of lease commitments and funding commitments on debt guarantees that are associated with the shutdown of the containerboard mill and pulp mill facilities or other investments in which the Company will no longer participate as a result of its merger plan. The following is a summary of the exit liabilities included in the preliminary allocation of the cost of Stone:

---------------------------------------------------------------
                                                 Balance at
                       Opening                  December 31,
                       Balance      Activity        1998
---------------------------------------------------------------
Severance                $ 14        $ (4)          $ 10
Lease commitments          38          (1)            37
Other commitments          56          (6)            50
Mill closure costs          9                          9
                         ---------------------------------------
                         $117        $(11)          $106
================================================================

RESTRUCTURING OF JSC (U.S.) OPERATIONS

     In connection with the Merger, the Company recorded a pretax restructuring charge of $257 million related to the permanent shutdown of certain containerboard mill operations and related facilities formerly operated by JSC (U.S.), the termination of certain JSC (U.S.) employees, and liabilities for lease commitments at the shutdown JSC (U.S.) facilities. The containerboard mill facilities were permanently shut down on December 1, 1998 and in the near future the Company will abandon or sell these facilities. The assets at these facilities were adjusted to their estimated fair value less cost to sell based upon appraisals. The sales and operating income of these mill facilities in 1998 prior to closure were $209 million and $9 million respectively. The terminated employees included approximately 700 employees at these mills and 50 employees in the Company's corporate office. These employees were terminated in December 1998. The following are the components of the write down of property, plant and equipment to fair value and exit liabilities along with related 1998 activity:

---------------------------------------------------------------
                                                 Balance at
                       Opening                  December 31,
                       Balance      Activity        1998
---------------------------------------------------------------
Non-cash
Write-down of
  property and
  equipment
  to fair value          $179         $(179)          $

Cash
Severance                  27            (3)           24
Lease commitments          21            (1)           20
Pension curtailments        9                           9
Facility closure costs     13            (3)           10
Other                       8                           8
                       -----------------------------------------
                         $257         $(186)          $71
================================================================

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    continued


CASH REQUIREMENTS

     Future cash outlays under the restructuring of Stone and JSC (U.S.) operations are anticipated to be $80 million in 1999, $21 million in 2000, $19 million in 2001, and $57 million thereafter. The Company is continuing to evaluate all areas of its business in connection with its merger integration, including the identification of corrugated container facilities that might be closed. Additional restructuring charges are expected in 1999 as management finalizes its plans.

OTHER MERGER RELATED CHARGES

     In addition, the Company recorded $23 million of Merger related charges as selling and administrative expenses during the fourth quarter of 1998. These charges pertained to professional management fees to achieve operating efficiencies from the Merger, fees for management personnel changes and other Merger costs.

3. NET PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31 consists of:

----------------------------------------------------------
                                        1998        1997
----------------------------------------------------------
Land                                   $  145      $    63
Buildings and leasehold
  improvements                            780          304
Machinery, fixtures and equipment       5,279        2,024
Construction in progress                  156           66
                                      ---------------------
                                        6,360        2,457
                                      ---------------------
Less accumulated depreciation
  and amortization                        864          934
                                      ---------------------
  Net property, plant
     and equipment                     $5,496       $1,523
===========================================================

     Depreciation and depletion expense was $153 million, $119 million and $117 million for 1998, 1997 and 1996 respectively. Property, plant and equipment include capitalized leases of $68 million and $45 million and related accumulated amortization of $23 million and $18 million at December 31, 1998 and 1997, respectively.

4. NON-CONSOLIDATED AFFILIATES

     The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Significant non-consolidated affiliates at December 31, 1998 include MacMillan Bathurst Inc. ("MBI"), a Canadian corrugated container company in which the Company owns a 50% interest, that had sales of $351 million in 1998. Also, as of December 31, 1998 the Company owned approximately 25% of Abitibi, which had sales of $2,313 million in 1998. Subsequently, on January 21, 1999, the Company sold 16% of its interest in Abitibi to a third party such that the Company's ownership percentage was reduced to approximately 22%. The Company is holding its remaining interest in Abitibi with a carrying value of $452 million at December 31, 1998 for sale.

     As of December 31, 1998, the carrying value of non-consolidated affiliates is $115 million lower than the underlying equity interest owned by the Company which represents the adjustments to fair value which were made in the allocation of the costs to acquire Stone.

     Combined summarized financial information for the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

----------------------------------------------------------
                                                    1998
----------------------------------------------------------
Results of operations:(a)
  Net sales                                       $  380
  Cost of sales                                      119
  Loss before income taxes, minority interest
    and extraordinary charges                        (56)
  Net loss                                           (43)

Financial position:
  Current assets                                  $  960
  Noncurrent assets                                4,224
  Current liabilities                                773
  Noncurrent liabilities                           1,972
  Stockholders' equity                             2,439

(a) Includes results of operations for each Stone affiliate after November 18, 1998.

5. LONG-TERM DEBT
Long-term debt, as of December 31, is as follows:

---------------------------------------------------------------------------------------------------
                                                                                    1998       1997
----------------------------------------------------------------------------------------------------
BANK CREDIT FACILITIES
JSC (U.S.)
1998 Tranche A Term Loan (7.4% weighted average variable rate), payable in
  various installments through March 31, 2005 ................................     $ 400      $

1998 Tranche B Term Loan (8.0% weighted average variable rate), payable in
  various installments through March 31, 2006 ................................       900

1994 Term Loans (8.5% weighted average variable rate).........................                 736

Revolving Credit Facility (7.8% weighted average variable rate),
  due March 31, 2005 .........................................................        85       120

Stone
Tranche B Term Loan (8.8% weighted average variable rate),
  payable in various installments through April 1, 2000 ......................       368

Tranche C Term Loan (9.0% weighted average variable rate),
  payable in various installments through October 1, 2003 ....................       194

Tranche D Term Loan (9.0% weighted average variable rate),
  payable in various installments through October 1, 2003 ....................       185

Tranche E Term Loan (9.0% weighted average variable rate),
  payable in various installments through October 1, 2003 ....................       248

Revolving Credit Facility (8.5% weighted average rate), due April 1, 2000 ....       161

Europa Carton AG (a wholly-owned German subsidiary) 7.96% term loan,
  denominated in German DMs, payable in March 2005 ...........................        49

4.98% to 7.96% term loans, denominated in foreign currencies, payable in
  varying amounts through 2004 ...............................................        30
                                                                                  ----------------
                                                                                   2,620       856
ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM BORROWINGS
JSC (U.S.) accounts receivable securitization program borrowings
  (6.3% weighted average variable rate), due in February 2002 ......       209       210

Stone accounts receivable securitization program term loans
  (6.2% weighted average variable rate), due December 15, 2000 ...............       210
                                                                                  ----------------
                                                                                     419       210
SENIOR NOTES

JSC (U.S.)

11.25% Series A unsecured senior notes, due May 1, 2004 ......................       300       300

10.75% Series B unsecured senior notes, due May 1, 2002 ......................       100       100

 9.75% unsecured senior notes, due April 1, 2003 .............................       500       500

Stone

10.75% first mortgage notes, due October 1, 2002
  (plus unamortized premium of $18) ..........................................       518

 8.45% mortgage notes, payable in monthly installments through
  August 1, 2007 and $69 on September 1, 2007 ................................        82

 9.875% unsecured senior notes, due February 1, 2001
  (plus unamortized premium of $7) ...........................................       578

11.5% unsecured senior notes, due October 1, 2004
  (plus unamortized premium of $12)...........................................       212

11.5% unsecured senior notes, due August 15, 2006
  (plus unamortized premium of $6) ...........................................       206

12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus
  unamortized premium of $2) .................................................       127
                                                                                  ----------------
                                                                                   2,623       900
OTHER DEBT
Other (including obligations under capitalized leases of $44 and $32) ........       344        74

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

---------------------------------------------------------------------------------------------------
                                                                                    1998      1997
----------------------------------------------------------------------------------------------------
STONE SUBORDINATED DEBT

10.75% senior subordinated debentures and 1.5% supplemental interest
  certificates, due on April 1, 2002 (less unamortized discount of $5) .......       270

10.75% senior subordinated debentures, due April 1, 2002 .....................       200

11.0% senior subordinated notes, due August 15, 1999
  (plus unamortized premium of $1) ...........................................       120

 6.75% convertible subordinated debentures (convertible at $34.28 per share),
  due February 15, 2007 (less unamortized discount of $8) ....................        37
                                                                                 ------------------
                                                                                     627
                                                                                 ------------------
Total debt ...................................................................     6,633      2,040
Less current maturities ......................................................      (205)       (15)
                                                                                 -------------------
Total long-term debt .........................................................   $ 6,428     $2,025
===================================================================================================


The amounts of total debt outstanding at December 31, 1998 maturing during the next five years are as follows:

1999           $ 205
2000             843
2001             686
2002           1,395
2003           1,198
Thereafter     2,306

BANK CREDIT FACILITIES

JSC (U.S.) CREDIT AGREEMENT

     In March 1998, JSC (U.S.) entered into a bank credit facility (the "JSC (U.S.) Credit Agreement") consisting of a $550 million revolving credit facility, ("Revolving Credit Facility"), of which up to $150 million may consist of letters of credit, a $400 million Tranche A Term Loan and a $350 million Tranche B Term Loan. Net proceeds from the offering were used to repay the 1994 JSC (U.S.) Tranche A, Tranche B, and Tranche C Term Loans and revolving credit facility. The write-off of related deferred debt issuance costs, totaling $13 million (net of income tax benefits of $9 million), is reflected in the accompanying consolidated statement of operations as an extraordinary item.

     On November 18, 1998, JSC (U.S.) and its bank group amended and restated the JSC (U.S.) Credit Agreement to, among other things, (i) allow an additional $550 million borrowing on the Tranche B Term Loan, (ii) allow the purchase of a paper machine from an affiliate (See Note 13), (iii) make a $300 million intercompany loan to SSCC which was contributed to Stone as additional paid-in capital, (iv) permit the Merger, and (v) ease certain financial covenants.


     A commitment fee of .5% per annum is assessed on the unused portion of the JSC (U.S.) Revolving Credit Facility. At December 31, 1998, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $422 million.

     The JSC (U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC (U.S.) Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness.

     The obligations under the JSC (U.S.) Credit Agreement are unconditionally guaranteed by the Company and JSCE, Inc. and its subsidiaries, and are secured by a security interest in substantially all of the assets of JSC (U.S.) and its material subsidiaries, with the exception of cash, cash equivalents and trade receivables. The JSC (U.S.) Credit Agreement is also secured by a pledge of all the capital stock of JSCE, Inc. and each of its material subsidiaries and by certain intercompany notes.

STONE CREDIT AGREEMENT

     Stone has a bank credit agreement which provides for four secured senior term loans (Tranche B, Tranche C, Tranche D, and Tranche E Term Loans), aggregating $995 million at December 31, 1998 which mature through October 1, 2003 and a $560 million senior secured revolving credit facility, up to which $62 million may consist of letters of credit, maturing April 1, 2000 (collectively the "Stone Credit Agreement"). Stone pays a
 .5% commitment fee on the unused portions of its revolving credit facility. At December 31, 1998, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $363 million.


     On November 18, 1998, Stone and its bank group amended and restated the Stone Credit Agreement to, among other things, (i) extend the maturity date on the Tranche B Term Loan $190 million payment due on October 1, 1999 to April 1, 2000, (ii) extend the maturity date of the revolving credit facility to April 1, 2000 and to provide a further extension to December 31, 2000 upon repayment of the Tranche B Term Loan on or before its maturity date of April 1, 2000, (iii) permit the use of the net proceeds from the sale of the newsprint and related assets at the Snowflake, AZ facility to repay a portion of Stone's 11.875% Senior Notes due December 1, 1998, (iv) permit the Merger, and (v) ease certain financial covenants.

     The Stone Credit Agreement (as amended) contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Stone Credit Agreement also requires prepayments of the term loans if Stone has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. Any prepayments are allocated against the term loan amortization in inverse order of maturity.

     During January 1999, Stone obtained a waiver from its bank group for relief from certain financial covenant requirements under the Stone Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999 Stone and its bank group amended the Stone Credit Agreement to ease certain quarterly financial covenant requirements for 1999.


     At December 31, 1998, borrowings and accrued interest outstanding under the Stone Credit Agreement were secured by a security interest in substantially all of the assets of Stone with the exception of cash, cash equivalents and certain trade receivables, 65% of the stock of its Canadian subsidiary and all of the shares of Abitibi owned by Stone.

ACCOUNTS RECEIVABLE SECURITIZATION
PROGRAM BORROWINGS

JSC (U.S.) SECURITIZATION PROGRAM

     JSC (U.S.) has a $315 million accounts receivable securitization program (the "JSC (U.S.) Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a revolving liquidity facility and a $15 million term loan. Under the JSC (U.S.) Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $106 million available for additional borrowing at December 31, 1998, subject to eligible accounts receivable. Borrowings under the JSC (U.S.) Securitization Program, which expire February 2002, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

STONE SECURITIZATION PROGRAM

     Stone has a $210 million accounts receivable securitization program (the "Stone Securitization Program") whereby certain eligible trade accounts receivable are sold to Stone Receivables Corporation, a wholly owned, bankruptcy remote, limited purpose subsidiary. The accounts receivable purchases are financed through the issuance of $210 million in term loans. Under the Stone Securitization Program, Stone Receivables Corporation has granted a security interest in cash, cash equivalents and trade accounts receivable. At December 31, 1998, $228 million of Stone's trade accounts receivable are pledged as collateral under the program.

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

SENIOR NOTES

JSC (U.S.)

     The 11.25% Series A Senior Notes are redeemable in whole or in part at the option of JSC (U.S.), at any time on or after May 1, 1999 with premiums of 5.625% and 2.813% of the principal amount if redeemed during the 12-month periods commencing May 1, 1999 and 2000, respectively. The 10.75% Series B Senior Notes and the 9.75% Senior Notes are not redeemable prior to maturity. Holders of the JSC (U.S.) Senior Notes have the right, subject to certain limitations, to require JSC (U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or in certain events, from proceeds of major asset sales, as defined.


     The Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the JSC (U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC (U.S.) Credit Agreement.

STONE

     Stone's senior notes (the "Stone Senior Notes"), aggregating $1,723 million, are redeemable in whole or in part at the option of Stone at various dates beginning in February 1999, at par plus a weighted average premium of 2.68%. The Merger constituted a "Change of Control" under the Stone Senior Notes and Stone's $627 million outstanding senior subordinated debentures (the "Stone Senior Subordinated Debentures"). As a result, Stone is required, subject to certain limitations, to offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures at a price equal to 101% of the principal amount, together with accrued interest. However, because the Credit Agreement prohibits Stone from making an offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures, Stone could not make the offer. Although the terms of the Stone Senior Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. Stone intends to actively seek commercially acceptable sources of financing to repay the Stone Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase. There can be no assurance that the Company will be successful in obtaining such financing or consents.

     In the event Stone does not maintain the minimum Subordinated Capital Base (as defined) of $1 billion for two consecutive quarters, the indentures governing the Stone Senior Notes require Stone to semiannually offer to purchase 10% of such outstanding indebtedness at par until the minimum Subordinated Capital Base is attained. In the event the Stone Credit Agreement prohibits such an offer to repurchase, the interest rate on the Stone Senior Notes is increased by 50 basis points per semiannual coupon period up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained.

     Stone's Subordinated Capital Base (as defined) was $3,096 million at December 31, 1998; however, it was below the $1 billion minimum at September 30, June 30, and March 31, 1998 and December 31, 1997. In April 1998, Stone offered to repurchase 10% of the outstanding Stone Senior Notes. Approximately $1 million of such indebtedness was redeemed under this offer. Effective February 1, 1999 the interest rate on the 9.875% Senior Notes due February 1, 2001 and 12.58% Senior Notes due August 1, 2016 were increased by 50 basis points. Effective February 15, 1999 the interest rate on the 11.5% Senior Notes due August 15, 2006 was also increased 50 basis points. The interest rates on all of the Stone Senior Notes will return to the original interest rate on April 1, 1999 due to Stone's Subordinated Capital Base exceeding the minimum on December 31, 1998.

     On December 1, 1998, Stone repaid its $240 million 11.875% Senior Unsecured Notes at maturity, with borrowings under its revolving credit facility and proceeds from the sale of the Snowflake, AZ mill and related assets (See Note
13).

     The 10.75% first mortgage notes are secured by the assets at four of Stone's containerboard mills. The 8.45% mortgage notes are secured by the assets at 37 of Stone's corrugated container plants.

STONE SUBORDINATED DEBT


     The Stone Senior Subordinated Debentures, aggregating $627 million, are redeemable as of December 31, 1998, in whole or in part at the option of Stone at par plus a weighted average premium of 2.56%.

     In the event Stone does not maintain a minimum Net Worth, as defined, of $500 million, for two consecutive quarters, the interest rate on Stone's 10.75% senior subordinated debentures ($470 million) and 11.0% senior subordinated notes ($120 million) will be increased by 50 basis points per semiannual coupon period up to a maximum amount of 200 basis points, until the minimum Net Worth is attained.

     Stone's Net Worth (as defined) was $2,590 million at December 31, 1998; however, it was below the $500 million minimum at September 30, June 30, March 31, 1998 and December 31, 1997. The interest rate on the 11.0% senior subordinated notes was increased 50 basis points on August 15, 1998 and 50 basis points on February 15, 1999. The interest rate on the 10.75% senior subordinated debentures and the 10.75% senior subordinated debentures with the 1.5% supplemental interest certificates was increased 50 basis points on October 1, 1998. The interest rate on all of the Stone Senior Subordinated Debentures will return to the original interest rate on April 1, 1999, due to Stone's Net Worth exceeding the minimum at December 31, 1998.

OTHER

     Interest costs capitalized on construction projects in 1998, 1997 and 1996 totaled $2 million, $5 million and $3 million, respectively. Interest payments on all debt instruments for 1998, 1997 and 1996 were $206 million, $188 million and $186 million, respectively.

6. LEASES

     The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancelable terms in excess of one year are reflected below:

---------------------------------------------
1999                                   $117
2000                                     96
2001                                     80
2002                                     67
2003                                     56
Thereafter                              187
                                       ----
  Total minimum lease payments         $603
=============================================

     Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $69 million, $50 million and $50 million for 1998, 1997 and 1996, respectively.

7. INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

--------------------------------------------------------------------
                                              1998            1997
--------------------------------------------------------------------
Deferred tax liabilities
  Property, plant and
    equipment and timberland                 $(1,622)        $(414)
  Inventory                                        2           (13)
  Prepaid pension costs                          (41)          (31)
  Investments in affiliates                      (57)
  Other                                         (153)         (114)
                                             ------------------------
    Total deferred tax liabilities            (1,871)         (572)
                                             ========================
Deferred tax assets
  Employee benefit plans                         225            96
  Net operating loss, alternative
    minimum tax and tax credit
    carryforwards                                559            99
  Deferred gain                                   23
  Purchase accounting liabilities                103
  Deferred debt issuance cost                     52
  Restructuring                                   49
  Other                                          115            58
                                             ------------------------
    Total deferred tax assets                  1,126           253
  Valuation allowance for
    deferred tax assets                         (208)          (11)
                                             ------------------------
    Net deferred tax assets                      918           242
                                             ------------------------
    Net deferred tax liabilities             $  (953)        $(330)
======================================================================

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


     At December 31, 1998, the Company had approximately $1,055 million of net operating loss carryforwards for U.S. Federal income tax purposes that expire from the years 2009 to 2018, with a tax value of $369 million. A valuation allowance of $153 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $106 million, which expire from 1999 to 2018. A valuation allowance of $55 million has been established for a portion of these deferred tax assets. The Company had approximately $84 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

     Benefit from (provision for) income taxes from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change is as follows:

-------------------------------------------------------------
                                      1998    1997    1996
-------------------------------------------------------------
Current
  Federal                            $ 11     $10     $(18)
  State and local                       3
  Foreign                              (5)
                                     ------------------------
  Total current benefit (expense)       9      10      (18)
Deferred
  Federal                              91      (5)       1
  State and local                      11      (2)       5
  Foreign                               3
  Net operating loss
    carryforwards                                      (40)
                                     ------------------------
  Total deferred benefit (expense)    105      (7)     (34)
                                     ------------------------
  Total benefit from
    (provision for) income taxes     $114     $ 3     $(52)
==============================================================

     The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income
(loss) from continuing operations before income taxes, minority interest, extraordinary items, and cumulative effect of accounting change as follows:

-------------------------------------------------------------
                                      1998    1997    1996
-------------------------------------------------------------
U.S. federal income tax
  benefit (provision) at
  federal statutory rate              $107     $ 8    $(46)
Permanent differences
  from applying purchase
  accounting                            (6)     (3)     (3)
Permanently
  non-deductible expenses               (2)     (8)      3
State income taxes,
  net of federal income
  tax effect                            14       2
Effect of valuation
  allowances on
  deferred tax assets,
  net of federal benefit                1        7       (5)
Other                                           (3)      (1)
                                     -------------------------
Total benefit from
  (provision for)
  income taxes                       $114       $ 3    $(52)
==============================================================


     The components of the income (loss) from continuing operations before income taxes, minority interests, extraordinary item and change in accounting method are as follows:

-------------------------------------------------------------
                                      1998    1997    1996
-------------------------------------------------------------
United States                       $(309)     $23     $131
Foreign                                 2
                                    -------------------------
Income (loss) from
  continuing operations
  before income taxes,
  minority interest,
  extraordinary item and
  change in accounting
  method                            $(307)     $23     $131
===========================================================

     The federal income tax returns for 1989 through 1994 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

     The Company made income tax payments of $22 million, $8 million and $39 million in 1998, 1997 and 1996, respectively.

8. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

     The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. Approximately 26% of pension plan assets at December 31, 1998 are invested in cash equivalents or debt securities and 74% are invested in equity securities. Equity securities at December 31, 1998 include 1 million shares of SSCC common stock with a market value of approximately $16 million and 26 million shares of JS Group common stock having a market value of approximately $48 million. Dividends paid on JS Group common stock during 1998 and 1997 were approximately $2 million in each year.

     The defined benefit plans of JSCE, Inc. were merged with the defined benefit plans of Stone on December 31, 1998. As a result of this plan merger, the plan assets of the Company will be available to meet the funding requirements of all plans. Plan asset information provided below reflects the plan assets of the Company prior to the effect of this plan merger.

POSTRETIREMENT HEALTH CARE
AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") range from 5% to 9% at December 31, 1998, decreasing to the ultimate rate of 5%. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1998 by $9 million and have an immaterial effect on the annual net periodic postretirement benefit cost for 1998.

     The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

--------------------------------------------------------------------------------------------------
                                               Defined Benefit Plans          Postretirement Plans
                                               ---------------------          --------------------
                                                1998           1997            1998          1997
--------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1 .........     $  950          $  864          $ 103         $  98
Service cost ............................         18              16              1             2
Interest cost ...........................         68              65              7             7
Amendments ..............................          8
Plan participants' contributions ........                                         4             4
Actuarial loss ..........................         22              58              3             4
Acquisitions ............................        778                             73
Benefits paid ...........................        (55)            (53)           (13)          (12)
                                             -----------------------------------------------------
Benefit obligation at December 31 .......     $1,789          $  950          $ 178         $ 103
                                             -----------------------------------------------------
Change in plan assets:
Fair value of plan assets at January 1, .     $1,013          $  926          $             $
Actual return on plan assets ............         49             139
Employer contributions ..................          1               1              9             8
Plan participants' contributions ........                                         4             4
Acquisitions ............................        504
Benefits paid ...........................        (55)            (53)           (13)          (12)
                                             -----------------------------------------------------
Fair value of plan assets at December 31      $1,512          $1,013          $             $
                                             -----------------------------------------------------
Over (under) funded status: .............     $ (277)         $   63          $(178)        $(103)
Unrecognized actuarial (gain) loss ......         (9)            (32)            6              4
Unrecognized prior service cost .........         44              43            (2)            (3)
Net transition obligation ...............         (9)            (13)
                                             -----------------------------------------------------
Net amount recognized ...................     $(251)          $   61          $(174)        $(102)
                                             -----------------------------------------------------
Amounts recognized in the balance sheets:
Prepaid benefit cost ....................     $   52          $   80          $             $
Accrued benefit liability ...............       (303)            (19)          (174)         (102)
Additional minimum liability ............        (32)
Intangible asset ........................         26
Accumulated other comprehensive income ..          4
Deferred tax ............................          2
                                             -----------------------------------------------------
Net amount recognized ...................     $ (251)         $   61          $(174)        $(102)
==================================================================================================

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

     The weighted-average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

-------------------------------------------------------------------------------------
                                        Defined Benefit Plans   Postretirement Plans
                                        ---------------------   ---------------------
                                               1998     1997     1998      1997
-------------------------------------------------------------   ---------------------
Weighted discount rate......................  7.00%    7.25%     7.00%    7.25%
Rate of compensation increase ..............  3.75%    4.00%     N/A      N/A
Expected return on assets...................  9.50%    9.50%     N/A      N/A
Health care cost trend on covered charges...   N/A      N/A      6.50%    7.50%

     The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs follow:

------------------------------------------------------------------------------------
                                       Defined Benefit Plans   Postretirement Plans
                                       ---------------------   ---------------------
                                       1998    1997    1996    1998    1997    1996
------------------------------------------------------------   ---------------------
Service cost .....................     $ 26    $ 19    $ 23     $1      $1     $
Interest cost.....................       74      65      62      8       7       7
Expected return on plan assets....      (90)    (80)    (75)
Curtailment cost..................        2
Special retiree charge............                        6
                                       --------------------     -------------------
Net periodic benefit cost.........     $ 12    $  4    $ 16     $9      $8      $7
===================================================================================

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $795 million, $778 million and $601 million, respectively, as of December 31, 1998 and $31 million, $27 million and none as of December 31, 1997.

SAVINGS PLANS

     The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $10 million, $9 million and $8 million in 1998, 1997 and 1996, respectively.

9. MINORITY INTEREST

     At December 31, 1998 Stone had approximately 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock, $.01 par value, (the "Preferred Stock") issued and outstanding. Each share of Preferred Stock is entitled to one vote on all matters submitted to a vote of Stone's common stockholders. In addition, the holders of Preferred Stock are currently entitled to elect two directors of Stone as a result of the dividend arrearages on such shares. The Preferred Stock is convertible, at the option of the holder, into shares of SSCC common stock at the conversion price of $34.28 (equivalent to a conversion rate of .729 shares of SSCC Common Stock for each share of Preferred Stock), subject to adjustment based on certain events. The Preferred Stock may alternatively be exchanged, at the option of Stone, for new 7% Convertible Subordinated Exchange Debentures of Stone due February 15, 2007 in a principal amount equal to $25.00 per share of Preferred Stock so converted. Additionally, the Preferred Stock is redeemable at the option of Stone, in whole or in part, from time to time. Preferred dividends are reflected as a minority interest in the Company's Consolidated Statements of Operations. At December 31, 1998
Stone had accumulated dividend arrearages on the Preferred Stock of $14 million. The payment of dividends is prohibited by covenants in certain of the agreements and indentures relating to indebtedness of Stone.

10. STOCK OPTION AND INCENTIVE PLANS

     Prior to the Merger, the Company and Stone each maintained incentive plans for selected employees. The Company's plan included non-qualified stock options issued at prices equal to the fair market value of the Company's stock at the date of grant which expire upon the earlier of 12 years from the date of grant or termination of employment, death, or disability. The Stone plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of Stone's common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Stone plans were converted into options to acquire SSCC common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of .99 established in the Merger Agreement, and all outstanding options under both the Company and the Stone plans became exercisable and fully vested.

     In November 1998, the stockholders approved the 1998 Long-Term Incentive Plan (the "1998 Plan") reserving 8.5 million shares of Company stock for non-qualified stock options and performance awards to officers, key employees, and employee directors of the Company. The stock options are exercisable at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The stock options granted during 1998 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. The performance awards permit the holder to receive amounts, denominated in shares of Company common stock, based on the Company's performance during the period between the date of grant and a pre-established future date. Performance criteria, the length of the performance period, and the form and time of payment of the award is established separately for each grant. There were no performance awards outstanding under the 1998 Plan at December 31, 1998.

     At December 31, 1998, 8.5 million shares of common stock from the 1998 Plan and approximately 28 million shares from previous plans were reserved for issuance under all of the Company's incentive plans. At December 31, 1998, approximately 4.5 million options from the 1998 Plan and approximately 14.4 million options from previous plans have been granted to obtain shares of common stock.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options issued subsequent to December 31, 1994 under the fair value method. The pro forma net income information required by SFAS No. 123 is not likely to be representative of the effects on reported net income for future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

-----------------------------------------------------------
                                      1998    1997    1996
-----------------------------------------------------------
Expected option life (years)             6       5       6
Risk-free weighted average
  interest rate                       4.79%   6.49%   6.22%
Stock price volatility               53.30%  44.20%  42.10%
Dividend yield                         0.0%    0.0%    0.0%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information is as follows:

----------------------------------------------------------
                                   1998     1997     1996
----------------------------------------------------------
As Reported
  Net income (loss)              $ (200)    $  1    $ 112
  Basic earnings per share        (1.61)     .01     1.01
  Diluted earnings per share      (1.61)     .01     1.00

Pro Forma
  Net income (loss)              $ (209)   $  (1)   $ 111
  Basic earnings per share        (1.69)    (.01)    1.00
  Diluted earnings per share      (1.69)    (.01)    1.00

     The weighted average fair values of options granted during 1998, 1997 and 1996 were $6.98, $6.63 and $6.38 per share, respectively.


Additional information relating to the Plans is as follows:

-------------------------------------------------------------------------------
                                                                       Weighted
                                           Shares         Option        Average
                                           Under          Price         Exercise
                                           Option         Range          Price
-------------------------------------------------------------------------------
Outstanding at January 1, 1996          5,631,468     $10.00 - 17.63      $10.44
   Granted                              1,497,500      11.13 - 13.38       12.67
   Exercised
   Cancelled                               11,495      10.00 - 17.63       11.13
                                       -----------------------------------------
Outstanding at December 31, 1996        7,117,473     $10.00 - 17.63      $10.91

   Granted                              1,238,500      13.13 - 15.81       13.43
   Exercised                               23,825              10.00       10.00
   Cancelled                              164,375      10.00 - 15.81       12.98
                                       -----------------------------------------
Outstanding at December 31, 1997        8,167,773     $10.00 - 17.63      $11.25

   Granted                              4,728,000      12.81 - 15.81       12.94
   Exercised                               36,950              10.00       10.00
   Cancelled                                9,918      11.13 - 22.35       13.67
   Stone addition                       6,050,196      11.87 - 29.59       14.35
                                       -----------------------------------------
Outstanding at December 31, 1998       18,899,101     $10.00 - 29.59      $12.67
                                       -----------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998:

----------------------------------------------------------------------------------------
                                    Weighted        Average                     Weighted
                                    Average         Remaining                    Average
   Range of           Options       Exercise       Contractual      Options     Exercise
Exercise Prices     Outstanding      Price         Life (Years)    Exercisable    Price
----------------------------------------------------------------------------------------
$10.00 - 12.50       7,296,259      $10.67            6.66          7,296,259    $10.67
 12.81 - 13.51       8,817,169       13.05            9.23          4,304,169     13.29
 14.06 - 15.81       1,685,485       14.47            8.65          1,685,485     14.47
 17.63 - 29.59       1,100,188       20.10            5.81          1,100,188     20.10
                    ----------                                     ----------
                    18,899,101                                     14,386,101

     The number of options exercisable at December 31, 1997 and 1996 were 483,100 and 506,925 respectively.

11. DISCONTINUED OPERATIONS

     During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation.

     SNC revenues were $324 million, $302 million, and $323 million for 1998, 1997 and 1996, respectively. The net assets of SNC included in the consolidated balance sheets as of December 31, 1998 and 1997 consisted of the following:

-------------------------------------------------------------
                                               1998    1997
-------------------------------------------------------------
Inventories and current assets                 $ 31    $ 20
Net property, plant and equipment               194     205
Other assets                                      7       7
Accounts payable and
  other current liabilities                     (67)    (41)
Other liabilities                               (72)    (71)
                                            -----------------
Net assets of
  discontinued operations                      $ 93    $120
-------------------------------------------------------------

12. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

-------------------------------------------------------------
(in millions
except per share)                   1998       1997      1996
-------------------------------------------------------------
Numerator:
  Income (loss) from
  continuing operations
  before extraordinary
  item and cumulative
  effect of accounting
  change                          $ (194)     $ (20)     $ 79
                                  ---------------------------
Denominator:
  Denominator for basic
    earnings per share --
    weighted average shares          124        111      111
  Effect of dilutive securities:
    Employee stock options                                 1
                                  ---------------------------
  Denominator for diluted
    earnings per share--
    adjusted weighted
    average shares and
    assumed conversions              124        111      112
-------------------------------------------------------------
Basic earnings (loss)
  per share from continuing
  operations before
  extraordinary item
  and cumulative effect of
  accounting change               $(1.56)     $(.18)   $ .71
-------------------------------------------------------------
Diluted earnings (loss)
  per share from continuing
  operations before
  extraordinary item and
  cumulative effect of
  accounting change               $(1.56)     $(.18)   $ .70
-------------------------------------------------------------

     Options to purchase one million shares of common stock under the treasury stock method, convertible debt to acquire one million shares of common stock with an earnings effect of $2 million, and additional minority interest shares of three million with an earnings effect of $1 million are excluded from the diluted earnings per share computation in 1998 because they are antidilutive. Options to purchase an immaterial number of shares of common stock for 1997 and 1996 were outstanding, but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the year.

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


13. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH JS GROUP

     Transactions with Jefferson Smurfit Group plc ("JS Group"), a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:

--------------------------------------------
                            1998  1997  1996
--------------------------------------------
Product sales                $39   $34   $34
Product and raw material
  purchases                   54    51    64
Management services income     4     4     5
Charges from JS Group
  for services provided              1
Charges to JS Group for
  costs pertaining to
  the Fernandina No. 2
  paperboard
  machine through
  November 18, 1998           50    53    54
Receivables at December 31     5     3     3
Payables at December 31        4    11    10


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


     On November 18, 1998 the Company purchased the No. 2 paperboard machine located in the Company's Fernandina Beach, FL, paperboard mill (the "Fernandina Mill") for $175 million from an affiliate of JS Group. Until that date, the Company and the affiliate were parties to an operating agreement whereby the Company operated and managed the No. 2 paperboard machine. The Company was compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred for the entire Fernandina Mill. The compensation was determined by applying various formulas and agreed-upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

     Stone's Canadian subsidiary, Stone Container (Canada) Inc. ("Stone Canada") owns a 50% interest in MBI. On September 4, 1998, Stone Canada purchased the remaining 50% of MBI from MacMillan Bloedel Ltd., for $185 million (Canadian). Simultaneously, Stone Canada sold the newly acquired 50% interest to JS Group for the same amount.

     The Company, in connection with Merger related activities, either paid or reimbursed $16 million in legal fees, financial advisory fees and executive compensation to JS Group.

TRANSACTIONS WITH NON-CONSOLIDATED AFFILIATES

     The following table summarizes the Company's sales of paperboard and other related party transactions with Stone's non-consolidated affiliates after November 18, 1998.

------------------------------------------------------
                                                  1998
------------------------------------------------------
Product sales                                      $24
Accounts and notes receivable at December 31        70

     On October 15, 1998 Stone sold its Snowflake, AZ newsprint manufacturing operations and related assets to Abitibi for $250 million. The Company retained ownership of a corrugating medium machine located in the facility that Abitibi will operate on behalf of the Company pursuant to an operating agreement entered into as part of the sale. Payments made to Abitibi under the operating agreement after November 18, 1998 were $4 million.

14. Fair Value of Financial Instruments

     The carrying values and fair values of the Company's financial instruments are as follows:


                                   December 31,
                      ------------------------------------
                             1998                1997
                      ----------------    ----------------
                      Carrying    Fair    Carrying   Fair
                       Amount    Value      Amount   Value
----------------------------------------------------------
Cash and
  cash equivalents      $  155  $  155     $   12  $   12
Notes receivable
  and long-term
  investments               22      22
Long-term debt
  including
  current
  maturities             6,633   6,690      2,040   2,105

     The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable and long-term investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. CONTINGENCIES

     The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

     The Company faces potential liability for response costs at various sites with respect to which the company has received notice that it may be a potentially responsible party ("PRP"), as well as contamination of certain Company-owned properties, concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRP's at each site, the identity and financial condition of such parties and experience regarding similar matters.

     In April 1998, a suit was filed against Stone in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that Stone owes such parties approximately $120 million relating to Stone's purchase of common stock of Stone Savannah River Pulp and Paper Corporation ("SSR"). In 1991, Stone purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. Stone has concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment. Chesterfield is continuing to pursue the case as to the remaining 70% of the contingent payment. Stone disputes Chesterfield's calculation of the contingent payment, and is vigorously defending the litigation. The case is currently set for trial in the second quarter of 1999. Stone believes that existing reserves are adequate and the Company does not believe that the resolution of this matter will have a significant impact on the Company's financial condition or results of operations.

     Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. Certain creditors of FCPC have alleged that Stone and Four M are in default with respect to their obligations under the OPA. Stone's ultimate liability under the OPA is uncertain at this time, although Stone believes that existing reserves are adequate to cover the amount of any adverse judgment in this matter.

     Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of

                     SMURFIT-STONE CONTAINER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 continued


claims involving Cladwood'r', a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The Company recorded a $30 million pre-tax charge to reflect amounts SNC has agreed to pay into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves.

     In March 1999, management of SNC's Oregon City, OR newsprint mill became aware of possible violations of the mill's National Pollutant Discharge Elimination System permit. SNC has provided both the EPA and Oregon Department of Environmental Quality with a detailed report of its internal investigation and it is probable that the agencies will conduct an additional investigation based on this report. The Company is unable to predict its potential liability in this matter at this time.

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

16. BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way operating segment information is presented. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company has two reportable segments: (1) Containerboard and Corrugated Containers, and (2) Boxboard and Folding Cartons. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Boxboard and Folding Cartons segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons. Folding cartons are used primarily to protect products, such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising.

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, and other gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate division level.

     The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes four non-reportable segments, specialty packaging, industrial bags, reclamation, international and corporate related items. Corporate related items include goodwill, equity investments, income and expense not allocated to reportable segments (goodwill amortization and interest expense), the adjustment to record inventory at LIFO, and the elimination of intercompany assets and intercompany profit. In 1998, corporate related items also included a $257 million restructuring charge (See Note 2). The restructuring charge included $179 million for the write-down of property, plant and equipment of the Containerboard and Corrugated Containers Segment to fair value.

A summary by business segment follows:

--------------------------------------------------------------------------------------
                                        Containerboard   Boxboard
                                         & Corrugated   & Folding
                                           Containers    Cartons     Other       Total
--------------------------------------------------------------------------------------
Year ended December 31, 1998
Revenues from external customers .......   $  2,014   $    785   $    670    $  3,469
Intersegment revenues ..................         57                   149         206
Depreciation, depletion and amortization         85         22         61         168
Segment profit (loss) ..................        123         67       (497)       (307)
Total assets ...........................      5,751        455      5,425      11,631
Capital expenditures ...................        221         26         40         287

Year ended December 31, 1997
Revenues from external customers .......   $  1,607   $    752   $    577    $  2,936
Intersegment revenues ..................         35                   167         202
Depreciation, depletion and amortization         67         21         39         127
Segment profit (loss) ..................         56         68       (147)        (23)
Total assets ...........................      1,462        435        874       2,771
Capital expenditures ...................        101         37         44         182

Year ended December 31, 1996
Revenues from external customers .......   $  1,794   $    756   $    537    $  3,087
Intersegment revenues ..................         41                   151         192
Depreciation, depletion and amortization         67         20         38         125
Segment profit (loss) ..................        197         66       (132)        131
Total assets ...........................      1,434        393        861       2,688
Capital expenditures ...................         58         24         47         129
-------------------------------------------------------------------------------------


The following table presents net sales to external customers by country:

-----------------------------------------------
                           1998    1997    1996
-----------------------------------------------
United States            $3,200  $2,753  $2,905
Canada                       52      35      35
Europe and other            217     148     147
-----------------------------------------------
  Total net sales        $3,469  $2,936  $3,087
===============================================

The following table presents long-lived assets by country:

------------------------------------------------
                            1998    1997    1996
------------------------------------------------
United States             $4,972  $1,787  $1,719
Canada                       325       1       1
Europe and other             475
------------------------------------------------
                           5,772   1,788   1,720
Goodwill                   2,869     237     246
------------------------------------------------
Total long lived assets   $8,641  $2,025  $1,966
================================================

                      SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

17. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

---------------------------------------------------------------------------------------------------
                                                         First     Second       Third      Fourth
                                                        Quarter    Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------------------

1998
  Net sales .....................................      $    764    $    764    $    758   $   1,183
  Gross profit ..................................           127         125         125         158
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change ...........................             3           2           3        (202)
  Discontinued operations .......................             8           9           5         (12)
  Extraordinary item ............................           (13)
  Cumulative effect of accounting change ........            (3)
  Net income (loss) .............................            (5)         11           8        (214)

  Basic earnings (loss) per share:
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change ...........................           .03         .02         .03       (1.25)
  Discontinued operations .......................           .07         .08         .04        (.08)
  Extraordinary item ............................          (.12)
  Cumulative effect of accounting change ........          (.03)
                                                   -------------------------------------------------
  Net income (loss) .............................          (.05)        .10         .07       (1.33)

  Diluted earnings (loss) per share:
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change ...........................           .03         .02         .03       (1.25)
  Discontinued operations .......................           .07         .08         .04        (.08)
  Extraordinary item ............................          (.11)
  Cumulative effect of accounting change ........          (.03)
                                                   -------------------------------------------------
  Net income (loss) .............................          (.04)        .10         .07       (1.33)

1997
  Net sales .....................................      $    711    $    709    $    753   $     763
  Gross profit ..................................           100          99         116         107
  Income (loss) from continuing operations ......            (8)         (9)          1          (4)
  Discontinued operations .......................             1           5           7           8
  Net income (loss) .............................            (7)         (4)          8           4

  Basic earnings (loss) per share:
  Income (loss) from continuing operations ......          (.07)       (.08)        .01        (.03)
  Discontinued operations .......................           .01         .04         .06         .07
                                                   ---------------------------------------------------
  Net income (loss) .............................          (.06)       (.04)        .07         .04
  Diluted earnings (loss) per share:
  Income (loss) from continuing operations ......          (.07)       (.08)        .01        (.03)
  Discontinued operations .......................           .01         .04         .06         .07
                                                   -------------------------------------------------
  Net income (loss) .............................          (.06)       (.04)        .07         .04

     The first three quarters of 1998 and all quarters for 1997 have been restated to reflect discontinued operations. The first quarter of 1998 has been restated for the cumulative effect of accounting change for start-up costs.

-------------------------------------------------------------------------------
                      SMURFIT-STONE CONTAINER CORPORATION
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
-------------------------------------------------------------------------------

(In millions)
--------------------------------------------------------------------------------------------
         Column A                      Column B    Column C   Column D   Column E   Column F
------------------------------------  ---------- ----------- ---------- ---------- ---------
                                                  Additions
                                      Balance at   Charged                           Balance
                                      Beginning    to Costs              Deductions at End of
        Description                   of Period  and Expenses  Other      Describe   Period
------------------------------------  ---------- -----------  ---------  ---------- ---------
Allowance for doubtful accounts and
sales returns and allowances:

  Year ended December 31, 1998            $ 10     $  3       $ 75(b)       $  3(a)  $ 85
                                      -------------------------------------------------------
  Year ended December 31, 1997            $  9     $  2       $             $  1(a)  $ 10
                                      -------------------------------------------------------
  Year ended December 31, 1996            $  9     $  5       $             $  5(a)  $  9
                                      -------------------------------------------------------
Restructuring of Stone operations:

  Year ended December 31, 1998            $        $          $117(d)       $ 11(c)  $106
                                      -------------------------------------------------------
Restructuring of JSC (U.S.) operations:

  Year ended December 31, 1998            $        $          $257          $186(c)  $ 71
                                      -------------------------------------------------------


(a) Uncollectible amounts written off, net of recoveries.
(b) Amount related to the acquisition of Stone.
(c) Charges against the restructuring reserves.
(c) Restructuring charges associated with exit activities included in the purchase price allocation of Stone.

--------------------------------------------------------------------------------
     ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

     Information relating to the Registrant's Directors and Executive Officers is incorporated herein by reference to the Proxy Statement to be filed on or before April 30, 1999, for the Annual Meeting of Stockholders scheduled May 27, 1999 (the "SSCC Proxy Statement"), under the captions "Election of Directors--Nominees for Directors," "Information as to Executive Officers" and "Certain Transactions."

--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     The information required in response to this item is set forth under the captions "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Compensation/Appointment Committee Interlocks and Insider Participation" in the SSCC Proxy Statement, and is incorporated herein by reference.

--------------------------------------------------------------------------------
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     All of the outstanding JSC (U.S.) Common Stock is owned by JSCE, and all of the JSCE Common Stock is owned by SSCC. Additional information required in response to this item is set forth under the caption "Principal Stockholders" in the SSCC Proxy Statement and is incorporated herein by reference.

--------------------------------------------------------------------------------
            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     The information required in response to this item is set forth under the caption "Certain Transactions" in the SSCC Proxy Statement and is incorporated herein by reference.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)     (1) and (2) The list of Financial Statements and Financial Statement
        Schedules required by this item is included in Item 8.

        (3) Exhibits.

2.1 Agreement and Plan of Merger dated as of May 10, 1998, as amended, among SSCC, Stone and JSC Acquisition (incorporated by reference to Exhibit
        2(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

2.2     Stock Purchase Agreement dated as of May 10, 1998 among SIBV, JSG,
        MSLEF, SSCC and certain other shareholders of SSCC (incorporated by reference to Exhibit 2(b) to SSCC's Registration Statement on Form S-4
        (File No. 333-65431)).

2.3     Asset Purchase Agreement dated as of May 10, 1998 between SSCC and
        Smurfit Packaging Corporation (incorporated by reference to Exhibit 2(c) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

3.1 Form of Restated Certificate of Incorporation of SSCC (incorporated by reference to Exhibit 3(a) to SSCC's Registration Statement on Form S-4
        (File No. 333-65431)).

3.2     Form of Restated Bylaws of SSCC (incorporated by reference to Exhibit
        3(b) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

4.1     Certificate for SSCC's Common Stock (incorporated by reference to
        Exhibit 4.3 to SSCC's Registration Statement on Form S-8 (File No.
        33-57085)).

Indentures and other debt instruments with respect to long-term debt, none of which exceeds 10 percent of the total assets of SSCC and its subsidiaries on a consolidated basis, are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

10.1    Subscription Agreement among SSCC, JSC (U.S.), CCA and SIBV
        (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on
        Form 10-Q for the quarter ended March 31, 1994).

10.2(a) Restated Newsprint Agreement, dated January 1, 1990, by and between SNC and Times Mirror (incorporated by reference to Exhibit 10.39 to JSC (U.S.)'s
        Annual Report on Form 10-K for the fiscal year ended December 31, 1990).
        Portions of this exhibit have been excluded pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2(b) Amendment No. 1 to the Restated Newsprint Agreement (incorporated by reference to Exhibit 10.6(b) to SSCC's Registration Statement on Form
        S-1 (File No. 33-75520)).

10.3* JSC (U.S.) Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4*   JSC (U.S.) Management Incentive Plan (incorporated by reference to
        Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.5*   Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option
        Plan dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December
        31, 1997).

10.6 Amended and Restated Credit Agreement, dated as of November 18, 1998, among SSCC, JSCE, JSC (U.S.) and the banks party thereto.

10.7(a) Term Loan Agreement dated as of February 23, 1995 among JS Finance and
        Bank Brussels Lambert, New York Branch (incorporated by reference to
        Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(b) Depositary and Issuing and Paying Agent Agreement (Series A Commercial
        Paper) as of February 23, 1995 (incorporated by reference to Exhibit
        10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1995).

10.7(c) Depositary and Issuing and Paying Agent Agreement (Series B Commercial
        Paper) as of February 23, 1995 (incorporated by reference to Exhibit
        10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1995).

10.7(d) Receivables Purchase and Sale Agreement dated as of February 23, 1995 among JSC (U.S.), as the Initial Servicer and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(e) Liquidity Agreement dated as of February 23, 1995 among JS Finance, the Financial Institutions party thereto as Banks, Bankers Trust
          Company, as Facility Agent and Bankers Trust Company as Collateral
          Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(f)   Commercial Paper Dealer Agreement dated as of February 23, 1995 among
          BT Securities Corporation, MS&Co., JSC (U.S.) and JS Finance
          (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(g)   Addendum dated March 6, 1995 to Commercial Paper Dealer Agreement
          (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(h)   First Omnibus Amendment dated as of March 31, 1996 to the Receivables
          Purchase and Sale Agreement among JSC (U.S.), JS Finance and the Banks party thereto (incorporated by reference to Exhibit 10.3 to SSCC's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.7(i) Affiliate Receivables Sale Agreement dated as of March 31, 1996 between SNC and SSCC (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1996).

10.7(j) Amendment No. 2 dated as of August 19, 1997 to the Term Loan Agreement among JS Finance and Bank Brussels Lambert, New York Branch and JSC
          (U.S.) as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December
          31, 1997).

10.7(k)   Amendment No. 2 dated as of August 19, 1997 to the Receivables
          Purchase and Sale Agreement among JSC (U.S.) as the Seller and
          Servicer and JS Finance as the Purchaser, Bankers Trust Company as
          Facility Agent and Bank Brussels Lambert, New York Branch as the Term
          Bank (incorporated by reference to Exhibit 10.12(k) to SSCC's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7(l) Amendment No. 2 dated as of August 19, 1997 to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC (U.S.)
          as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the Financial Institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.8(a) Amended and Restated Credit Agreement dated as of November 18, 1998 among Stone, the Financial Institutions signatory thereto, and Bankers
          Trust Company, as agent, (incorporated by reference to Exhibit 15 to Stone Container Corporation's Report on Form 8-A/A dated November 18,
          1998).

10.8(b)   First Amendment of Amended and Restated Credit Agreement dated as of
          March 23, 1999, among Stone, the Financial Institutions signatory thereto, and Bankers Trust Company, as agent (incorporated by reference to Exhibit 4(b)(ii) to Stone Container Corporation's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1998).

10.9*     Consulting Agreement dated as of October 24, 1996 by and between James
          E. Terrill and JSC (U.S.) (incorporated by reference to Exhibit 10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996).

10.10     Standstill Agreement dated as of May 10, 1998, as amended, among JSG,
          MSLEF and SSCC (incorporated by reference to Exhibit 10(a) to SSCC's
          Registration Statement on Form S-4 (File No. 333-65431)).

10.11(a)  Letter Agreement dated as of May 10, 1998 between SIBV and Stone
          (incorporated by reference to Exhibit 10(b) to SSCC's Registration
          Statement on Form S-4 (File No. 333-65431)).

10.11(b)  Letter Agreement dated as of May 10, 1998 between MSLEF and Stone
          (incorporated by reference to Exhibit 10(c) to SSCC's Registration
          Statement on Form S-4 (File No. 333-65431)).

10.11(c) Letter Agreement dated as of May 10, 1998 between Mr. Roger W. Stone and SSCC (incorporated by reference to Exhibit 10(d) to SSCC's
          Registration Statement on Form S-4 (File No. 333-65431)).

10.12     Registration Rights Agreement dated as of May 10, 1998 among MSLEF,
          SIBV, SSCC and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10(e) to SSCC's
          Registration Statement on Form S-4 (File No. 333-65431)).

10.13     Voting Agreement dated as of May 10, 1998, as amended, among SIBV,
          MSLEF and Mr. Roger W. Stone (incorporated by reference to Exhibit
          10(f) to SSCC's Registration Statement on Form S-4 (File No.
          333-65431)).

10.14*    SSCC 1998 Long Term Incentive Plan.

10.15*    Forms of Employment Security Agreements (incorporated by reference to
          Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No.
          333-65431)).

10.16*  Management Incentive Plan (incorporated by reference to Exhibit 10(b) to
        Stone Container Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1980).

10.17*  Stone Container Corporation Directors' Deferred Compensation Plan
        (incorporated by reference to Exhibit 10(b) to Stone Container
        Corporation's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997).

10.18*  Stone Container Corporation 1982 Incentive Stock Option Plan
        (incorporated by reference to Appendix A to the Prospectus included in Stone Container Corporation's Form S-8 Registration Statement,
        Registration Number 2-79221, effective September 27, 1982).

10.19* Stone Container Corporation 1993 Stock Option Plan, (incorporated by reference to Appendix A to Stone Container Corporation's Proxy Statement dated as of April 10, 1992).

10.20*  Stone Container Corporation Deferred Income Savings Plan, as amended,
        (incorporated by reference to Exhibit 4.3 to Stone Container
        Corporation's Form S-8 Registration Statement, Registration Number
        333-42087).

10.21*  Stone Container Corporation 1992 Long-Term Incentive Program,
        (incorporated by reference to Exhibit A to Stone Container Corporation's
        Proxy Statement dated as of April 11, 1991).

10.22* Stone Container Corporation 1995 Long-Term Incentive Plan, (incorporated by reference to Exhibit A to Stone Container Corporation's Proxy
        Statement dated as of April 7, 1995).

10.23*  Stone Container Corporation 1995 Key Executive Officer Short-Term
        Incentive Plan, (incorporated by reference to Exhibit B to Stone
        Container Corporation's Proxy Statement dated as of April 7, 1995).

10.24*  Form of Severance Agreement, dated July 22, 1996, entered into between
        Stone Container Corporation and Roger W. Stone, (incorporated by reference to Exhibit 10(j) to Stone Container Corporation's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1996).

10.25*  Form of Severance Agreement, dated July 22, 1996, entered into between
        Stone Container Corporation and John D. Bence, Thomas W. Cadden, Matthew
        S. Kaplan and Randolph C. Read (incorporated by reference to Exhibit
        10(k) to Stone Container Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.26* Employment Agreement, dated November 18, 1998, entered into between SSCC and Harold D. Wright.

10.27* Fee and Expense Reimbursement Letter dated October 2, 1998 between SSCC and JSG.

10.28   Management Services Agreement, dated January 1, 1993, by and between
        SSCC, Smurfit Packaging Corporation and SNC.

10.29   Management Services Agreement, dated January 1, 1993, by and between
        SSCC and Smurfit Packaging Corporation.

10.30   Management Services Agreement, dated January 1, 1993, by and between
        SSCC and Sequoia Pacific Voting Equipment, Inc.

10.31 Pension and Insurance Services Agreement, dated January 1, 1997, by and between SSCC and Smurfit Packaging Corporation.

10.32 Pension and Insurance Services Agreement, dated January 1, 1997, by and between SSCC and Smurfit Latin America, a division of Smurfit Packaging
        Corporation.

21.1    Subsidiaries of SSCC.

23.1    Consent of Independent Auditors.

24.1    Powers of Attorney.

27.1    Financial Data Schedule.

--------------------------------
*Indicates a management contract or compensation plan or arrangement.

        (b)  Report on Form 8-K.

             There were no Form 8-K filings during the three months ended December 31, 1998.

             The Company filed Form 8-K on February 11, 1999 regarding Mr. Roger
             W. Stone's announcement of his resignation as President, Chief Executive Officer and Director of the Company, effective March 31, 1999 and the appointment by the Board of Directors of Mr. Raymond
             M. Curran to succeed Mr. Stone.
                                                                              55

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE    March 31, 1999               SMURFIT-STONE CONTAINER CORPORATION
    --------------------             -----------------------------------
                                                  (Registrant)

                                     BY      /s/ Patrick J. Moore
                                        ------------------------------
                                               Patrick J. Moore
                                     Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

      SIGNATURE                      TITLE                                            DATE
      ---------                      -----                                            ----

                           *         Chairman of the Board
-----------------------------        and Director
Michael W. J. Smurfit

                           *         President and Chief Executive Officer
----------------------------         and Director (Principal Executive Officer)
Ray M. Curran

/s/ Patrick J. Moore                 Vice-President and Chief Financial            March 31, 1999
----------------------------         Officer (Principal Financial Officer)
Patrick J. Moore

/s/ Paul K. Kaufmann                 Vice-President and Corporate Controller       March 31, 1999
----------------------------         (Principal Accounting Officer)
Paul K. Kaufmann

                           *         Director
----------------------------
Dionisio Garza

                           *         Director
----------------------------
Richard A. Giesen

                           *         Director
----------------------------
Alan E. Goldberg

                           *         Director
----------------------------
Richard W. Graham

                           *         Director
----------------------------
Matthew S. Kaplan

                           *         Director
----------------------------
James J. O'Connor

                           *         Director
----------------------------
Jerry K. Pearlman

                           *         Director
----------------------------
Thomas A. Reynolds, III

                           *         Director
----------------------------
Dermot F. Smurfit

                           *         Director
----------------------------
Roger W. Stone

*By /s/ Patrick J. Moore    ,        pursuant to Powers of Attorney filed as
----------------------------         a part of the Form 10-K.
Patrick J. Moore


56

                   STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......  'r'