Form 10-Q
period 1999-03-31
SMURFIT STONE CONTAINER CORP
filed 1999-05-17
CIK 919226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 1999
Commission File Number 0-23876

                       SMURFIT-STONE CONTAINER CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     43-1531401
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

       150 North Michigan Avenue,     Chicago, Illinois          60601
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                                 (312) 346-6600
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
           --------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1999, the registrant had outstanding 215,239,677 shares of common stock, $.01 par value per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

Three Months Ended March 31, (In millions, except per share data)                 1999            1998
-------------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,720            $764
Costs and expenses
  Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . .  .          1,513             637
  Selling and administrative expenses . . . . . . . . . . . . . . . . .            191              68
  Restructuring charge. . . . . . . . . . . . . . . . . . . . . . . . .              5
                                                                               ------------------------------
   Income from operations  . . . . . . . . . . . . . . . . . . . .  . .             11              59
Other income (expense)
  Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . .           (153)            (51)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10              (1)
                                                                               ------------------------------
   Income (loss) from continuing operations before
    income taxes, minorityinterest, extraordinary item
    and cumulative effect of accounting change  . . . . . . . . . . . .           (132)              7
Benefit from (provision for) income taxes . . . . . . . . . . . . . . .             42              (4)
Minority interest expense . . . . . . . . . . . . . . . . . . . . . . .             (2)
                                                                               ------------------------------
   Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change .. . . . . . . . .            (92)              3
Discontinued operations
   Income from discontinued operations,
     net of income taxes of $1 in 1999, and $6 in 1998. . . . . . . . .              4               8
                                                                               ------------------------------
     Income (loss) before extraordinary item and
       cumulative effect of accounting change . . . . . . . . . . . . .            (88)             11
Extraordinary item
   Loss from early extinguishment of debt, net of income
     tax benefit of $9  . . . . . . . . . . . . . . . . . . . . . . . .                            (13)
Cumulative effect of accounting change
   Start -up costs, net of income tax benefit of $2 . . . . . . . . . .                             (3)
                                                                               -------------------------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .       $    (88)            $(5)
                                                                               -------------------------------

Basic earnings per common share
  Income (loss) from continuing operations before
    extraordinary item and accounting change. . . . . . . . . . . . . .       $   (.43)           $.03
  Discontinued operations.. . . . . . . . . . . . . . . . . . . . . . .            .02             .07
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . .. .                           (.12)
  Cumulative effect of accounting change . . . . . . .  . . . . . . . .                           (.03)
                                                                               ------------------------------
     Net loss. . . .  . . . . . . . . . . . . . . . . . . . . . . . . .       $   (.41)          $(.05)
                                                                               ------------------------------
Weighted average shares outstanding . . . . . . . . . . . . . . . . . .            215             111
                                                                               ------------------------------
Diluted earnings per common share
  Income (loss) from continuing operations before
    extraordinary item and accounting change . . . .. . . . . . . . . .       $   (.43)           $.03
  Discontinued operations .. . . . . . . . . . . .  . . . . . . . . . .            .02             .07
  Extraordinary item .. . . . . . . . . . . . . . . . . . . . . . . . .                           (.11)
  Cumulative effect of accounting change . . . .. . . . . . . . . . . .                           (.03)
                                                                               ------------------------------
   Net loss.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (.41)          $(.04)
                                                                               ------------------------------
Weighted average shares outstanding . . . . . . . . . . . . . . . . . .            215             112
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,            December 31,
(In millions, except share data)                                     1999                   1998
-------------------------------------------------------------------------------------------------------
ASSETS                                                           (Unaudited)
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .   $       71               $     155
  Receivables, less allowances of $83 in 1999 and $85 in 1998 .          806                     743
  Inventories
    Work-in-process and finished goods .. . . . . . . . . . . .          205                     238
    Materials and supplies .  . . . . . . . . . . . . . . . . .          543                     546
                                                                   ------------------------------------
                                                                         748                     784
  Refundable income taxes  . . . . . . . . . . . . . . .  . . .           44                      24
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .          142                     160
  Prepaid expenses and other current assets . . . . . . . . . .          104                     118
                                                                   ------------------------------------
   Total current assets . . . . . . . . . . . . . . . . . . . .        1,915                   1,984
Net property, plant and equipment . . . . . . . . . . . . . . .        5,418                   5,496
Timberland, less timber depletion . . . . . . . . . . . . . . .          274                     276
Goodwill, less accumulated amortization of
  $92 in 1999 and $73 in 1998 . . . . . . . . . . . . . . . . .        2,850                   2,869
Investment in equity of non-consolidated affiliates . . . . . .          555                     638
Other assets . . . . . . . . . . . . . . . . . . . .. . . . . .          363                     368
                                                                   ------------------------------------
                                                                  $   11,375               $  11,631
-------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
Current maturities of long-term debt . . . . . . . . . . . . .    $      417               $     205
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           546                     533
Accrued compensation and payroll taxes . . . . . . . . . . . .           179                     174
Interest payable . . . . . . . . . . . . . . . . . . . . . . .           146                     126
Other current liabilities  . . . . . . . . . . . . . . . . . .           304                     311
                                                                   ------------------------------------
Total current liabilities  . . . . . . . . . . . . . . . . . .         1,592                   1,349
Long-term debt, less current maturities  . . . . . . . . . . .         6,085                   6,428
Other long-term liabilities  . . . . . . . . . . . . . . . . .         1,015                   1,026
Deferred income taxes  . . . . . . . . . . . . . . . . . . . .         1,062                   1,113
Minority interest  . . . . . . . . . . . . . . . . . . . . . .            84                      81
Stockholders' equity
 Preferred stock, par value $.01 per share; 25,000,000
  shares authorized; none issued and outstanding
 Common stock, par value $.01 per share; 400,000,000 shares
  authorized, 215,239,677 and 214,959,041 issued and
  and outstanding in 1999 and 1998, respectively . . . . . . .             2                       2
Additional paid-in capital . . . . . . . . . . . . . . . . . .         3,378                   3,376
Retained earnings (deficit). . . . . . . . . . . . . . . . . .        (1,831)                 (1,743)
Accumulated other comprehensive income (loss). . . . . . . . .           (12)                     (1)
                                                                   ------------------------------------
Total stockholders' equity . . . . . . . . . . . . . . . . . .         1,537                   1,634
                                                                   ------------------------------------
                                                                 $    11,375               $  11,631
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Three Months Ended March 31, (In millions)                              1999            1998
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (88)        $        (5)
Adjustments to reconcile net loss to
 net cash provided by (used for) operating activities
  Extraordinary loss from early extinguishment of debt. . . . . . .                           22
  Cumulative effect of accounting change for start-up costs . . . .                            5
  Depreciation, depletion and amortization  . . . . . . . . . . . .      110                  33
  Amortization of deferred debt issuance costs  . . . . . . . . . .        4                   3
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .      (31)                 (1)
  Non-cash employee benefit expense . . . . . . . . . . . . . . . .       10                   2
  Foreign currency transaction gains . . . . . . . . . . . . . . ..       (4)
  Non-cash restructuring charge . . . . . . . . . . . . . . . . . .        3
  Change in current assets and liabilities,
    net of effects from acquisitions and dispositions
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . .      (76)                 (4)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       24                 (19)
      Prepaid expenses and other current assets . . . . . . . . . .       (4)                (12)
      Accounts payable and accrued liabilities  . . . . . . . . . .       15                 (41)
      Interest payable  . . . . . . . . . . . . . . . . . . . . . .       20                  24
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .      (23)                 (3)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2                  (3)
                                                                      -------------------------------
Net cash provided by (used for) operating activities  . . . . . . .      (38)                  1
                                                                      -------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
  Property additions  . . . . . . . . . . . . . . . . . . . . . . .      (37)                (21)
  Proceeds from property and investment
    disposals and sale of businesses  . . . . . . . . . . . . . . .      108                   2
                                                                      -------------------------------
  Net cash provided by (used for) investing activities. . . . . . .       71                 (19)
                                                                      -------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings under bank credit facilities . . . . . . . . . . . . .                          891
  Payments of long-term debt  . . . . . . . . . . . . . . . . . . .     (116)               (861)
  Deferred debt issuance costs. . . . . . . . . . . . . . . . . . .                          (13)
                                                                      -------------------------------
  Net cash provided by (used for) financing activities. . . . . . .     (116)                 17
                                                                      -------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . .       (1)

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .      (84)                 (1)
Cash and cash equivalents
  Beginning of period . . . . . . . . . . . . . . . . . . . . . . .      155                  12
                                                                      -------------------------------
  End of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $    71         $        11
-----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Tabular amounts in millions, except share data)

1.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and notes thereto, of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 with the Securities and Exchange Commission.

SSCC, formerly Jefferson Smurfit Corporation, owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") and is the guarantor of the senior unsecured indebtedness of JSC (U.S.). JSCE, Inc. has no operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States. Stone has extensive domestic and international operations.

2.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  MERGER AND RESTRUCTURING

MERGER WITH STONE CONTAINER CORPORATION
On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company ("the Merger"). The Merger was accounted for as a purchase business combination and, accordingly, the results of operations of Stone have been included in the consolidated statements of operations of the Company after November 18, 1998. The cost to acquire Stone has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies, identified during the allocation period by the Company, relating to its investment in Florida Coast Paper Company L.L.C. and the resolution of litigation related to Stone's purchase of the common stock of Stone Savannah River Pulp and Paper Corporation.

RESTRUCTURING OF JSC (U.S.) OPERATIONS

As part of the Company's continuing evaluation of all areas of its business in connection with its merger integration, the Company recorded a $5 million restructuring charge during the first quarter of 1999 related to the permanent shutdown of three corrugated container facilities. Additional restructuring charges are expected in 1999 as management finalizes its plans.

4.  NON-CONSOLIDATED AFFILIATES

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliates at March 31, 1999 are MacMillian Bathurst, Inc. ("MBI"), a Canadian corrugated container company, in which the Company owns a 50% interest, that had sales of $84 and $82 million for the three months ended March 31, 1999 and 1998, respectively, and Abitibi-Consolidated Inc., a Canada-based manufacturer and marketer of publication paper ("Abitibi"), which had sales of $640 and $698 million for the three months ended March 31, 1999 and 1998, respectively.

On January 21, 1999, the Company sold 16% (approximately 7.8 million shares) of its interest in Abitibi for approximately $80 million, and on April 23, 1999, the Company sold its remaining interest (approximately 41 million shares) for net proceeds of approximately $414 million. The proceeds have been applied to debt reduction. The Company will record a gain of approximately $39 million during the second quarter of 1999.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:


For the three months ended March 31,                        1999
                                                            ----
Results of operations
  Net sales........................................        $  809
  Cost of sales....................................           590
  Income (loss) before income taxes, minority
    interest and extraordinary charges.............           (66)
  Net income (loss)................................           (50)



5.  DISCONTINUED OPERATIONS

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation. SNC revenues were $74 million and $80 million for the first quarter of 1999 and 1998, respectively.

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:


                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1999            1998
                                                      ----            ----
Net loss........................................    $ (88)           $  (5)
Other comprehensive income (loss), net of tax:
  Foreign currency translation..................      (11)
                                                    -----            -----
Comprehensive loss..............................    $ (99)            $ (5)
                                                    =====            =====


7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                               March 31,     March 31,
                                                                 1999         1998
                                                                 ----         ----
NUMERATOR:
  Income (loss) from continuing operations before
   extraordinary item and cumulative effect of accounting
   change..................................................... $   (92)        $   3

DENOMINATOR:
  Denominator for basic earnings per share -
    Weighted average shares....................................    215           111
  Effect of dilutive securities:
    Employee stock options.....................................                    1
                                                                   ---           ---
  Denominator for diluted earnings per share -
    adjusted weighted average shares...........................    215           112
                                                                   ===           ===

Basic earnings (loss) per share from continuing operations
   before extraordinary item and cumulative effect of
   accounting change..........................................   $(.43)        $ .03
                                                                 =====         =====

Diluted earnings (loss) per share from continuing
   operations before extraordinary item and cumulative
   effect of accounting change................................   $(.43)        $ .03
                                                                 =====         =====


Options to purchase three million shares of common stock under the treasury stock method, convertible debt to acquire one million shares of common stock with an earnings effect of $.5 million, and additional minority interest shares of $3 million with an earnings effect of $2 million are excluded from the diluted earnings per share computation in 1999 because they are antidilutive.

8.  BUSINESS SEGMENT INFORMATION

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

Other includes four non-reportable segments, specialty packaging, industrial bags, reclamation, international and corporate related items. Corporate related items include income and expense not allocated to reportable segments, goodwill amortization, interest expense, the adjustment to record inventory at LIFO, and the elimination of intercompany profit.

A summary by business segment follows:


                                        Container-    Boxboard
                                          board &         &
                                        Corrugated    Folding
                                        Containers    Cartons     Other     Total
                                        ----------    -------     -----     -----
March 31, 1999
Revenues from external
   customers........................      $ 1,110     $  197     $    413  $ 1,720
Intersegment revenues...............           48                      36       84
Segment profit (loss)...............           50         13         (195)    (132)

March 31, 1998

Revenues from external
   customers........................      $   419     $  195      $   150  $   764
Intersegment revenues...............           11                      37       48
Segment profit (loss)...............           35         14          (42)       7



9. CONTINGENCIES

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

Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. On April 2, 1999, FCPC and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. All of the obligations of FCPC and the related entities are non-recourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of the Company. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone. The complaint contains allegations that Stone violated the provisions of the OPA and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While Stone believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time.
Stone believes existing reserves are adequate to cover the amount of any adverse judgement in this matter.


In April 1998, a suit was filed against Stone in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that Stone owes such parties approximately $120 million relating to Stone's purchase of common stock of Stone Savanna River Pulp and Paper Corporation ("SSR"). In 1991, Stone purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. Stone has concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment. Chesterfield is continuing to pursue the case as to the remaining 70% of the contingent payment. Stone disputes Chesterfield's calculation of the contingent payment, and is vigorously defending the litigation. The case is currently set for trial in the second quarter of 1999. Stone believes that existing reserves are adequate and the Company does not believe that the resolution of this matter will have a significant impact on the Company's financial condition or results of operations.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The Company recorded a $30 million pre-tax charge to reflect amounts SNC has agreed to pay into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As discussed in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 (the "SSCC 1998 10-K"), a subsidiary of the Company merged with Stone as of November 18, 1998 and Stone became a wholly-owned subsidiary of the Company.


(In millions)                                     Three months ended March 31,
                                          ----------------------------------------
                                                 1999                1998
                                          ----------------     -------------------
                                            Net     Profit/     Net        Profit/
                                           sales    (loss)     sales       (loss)
                                          -------   ------     ------      -------
Containerboard & corrugated
  containers                               $1,110    $  50      $ 419        $  35
Boxboard & folding cartons                    197       13        195           14
Other operations                              413       27        150            9
                                           ------    -----      -----        -----
  Total operations                         $1,720       90      $ 764           58
                                           ======               =====
Other, net (1)                                        (222)                    (51)
                                                     -----                   -----
Income (loss) from continuing
  operations before income taxes,
  minority interest, extraordinary
  item and cumulative effect of
  accounting change                                  $(132)                  $   7
                                                     =====                   =====

(1) Other, net includes corporate revenues and expenses, net interest expense and, for 1999, a restructuring charge in connection with the Merger.

Net sales for the Company for the three months ended March 31, 1999 were $1,720 million, an increase of 125% compared to the same period last year. Operating profits for the Company for the three months ended March 31, 1999 were $90 million, an increase of $32 million compared to the same period last year. The increases in net sales and operating profits compared to last year were due primarily to Stone's operations acquired in the Merger. Net sales compared to last year were unfavorably impacted by lower average sales prices for the Company's products and the closure or sale of operating facilities. The impact of the lower sales prices on profits were more than offset by profits of Stone's operating facilities acquired in the Merger. Other, net increased compared to last year due primarily to the consolidation of Stone's corporate expenses and interest, higher LIFO expense, a $5 million restructuring charge and interest expense on higher levels of debt as a result of the Merger. The changes in sales price and product mix, shipment volumes, the Merger and other acquired, closed or sold operations on net sales for each of the Company's segments is shown in the chart below.

(In millions)                                 1999 compared to 1998
                                  ---------------------------------------------
                                  Containerboard   Boxboard
Increase (decrease)                & corrugated   & folding   Other
in net sales due to:                containers     cartons   operations  Total
--------------------              --------------  ---------  ----------  -----
Sales price and product mix           $(29)         $ (4)       $(31)    $( 64)
Sales volume                            (1)            6           2         7
Stone merger                           734                       295     1,029
Other acquisitions                       5                                   5
Closed or sold facilities              (18)                       (3)      (21)
                                       ---            ---        ---       ---
   Total increase                     $691          $  2        $263     $ 956
                                       ===            ===        ===       ===


Containerboard and Corrugated Containers Segment

Net sales of $1,110 million for the three months ended March 31, 1999, increased 165% compared to last year and profits increased by $15 million to $50 million. The increase in net sales and profits was due primarily to the Merger. Net sales and profits for the Stone operations included in this segment for the three months ended March 31, 1999 were $734 million and $31 million, respectively. Net sales were negatively impacted by lower average sales prices, primarily for corrugated containers and containerboard, and the permanent closure of three JSC (U.S.) containerboard mills in December 1998. Operations for 1999 include a containerboard machine (the "Fernandina No. 2 Machine") acquired from Jefferson Smurfit Group plc in November 1998. Cost of goods sold as a percent of net sales increased to 84% for the three months ended March 31, 1999 compared to 83% for the same period last year due primarily to the lower average selling prices in 1999.

Linerboard prices in the first quarter of 1999 were lower than last year by 6% and the average price of corrugated containers was lower by 2%. Market conditions began to improve late in 1998 and, during the first quarter of 1999, the Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively. The Company also began to implement price increases for corrugated containers. The price increases are expected to be fully implemented by the end of the second quarter of 1999. Containerboard shipments decreased 1% and shipments of corrugated containers increased 2% during the first quarter of 1999 compared to last year.

The average price of SBS in the first quarter of 1999 declined 8% and shipments were lower by 3% compared to last year.

Boxboard and Folding Cartons Segment

For the three months ended March 31, 1999, net sales increased by 1% compared to last year to $197 million and profits decreased by $1 million to $13 million. The decline in profits was due primarily to the lower sales prices for folding cartons and boxboard. On average, boxboard prices were lower than last year by 11% and the average price of folding cartons was lower by 1%. Boxboard shipments decreased 15% while shipments of folding cartons increased 11% compared to last year. Cost of goods sold as a percent of net sales for the three months ended March 31, 1999 were comparable to the same period last year.

Other Operations

Net sales for the Company's other operations for the three months ended March 31, 1999 increased $263 million, or 175%, and profits increased by $18 million compared to last year, due primarily to the results of the other Stone businesses acquired in the Merger. Stone's industrial bag and international operations had net sales of $133 million and $160 million, respectively, and each had profits of $9 million for the first quarter of 1999. Other operations also include the Company's reclamation and specialty packaging operations. Reclamation sales prices were significantly lower than last year as a result of lower demand and the drop in the price of old corrugated containers ("OCC") experienced in 1998. The average price of OCC, the primary grade used by paper mills, was lower in the 1999 period by approximately $50 per ton compared to last year. The price of old newsprint was higher compared to last year by approximately $10 per ton.

Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as a discontinued operation for the periods shown. Income from discontinued operations, net of tax, for the three months ended March 31, 1999 was $4 million compared to $8 million for the same period last year. Newsprint inventories within the industry continue to be excessive, with deteriorating prices. Many newsprint producers, including the Company, have announced the curtailment of production in the first quarter of 1999. SNC revenues were $74 million and $80 million for the first quarter of 1999 and 1998, respectively. Average sales prices and shipments during the quarter were each lower than last year by 5%.

Costs and Expenses

The increases in costs and expenses compared to last year in the Company's Consolidated Statements of Operations resulted primarily from the Stone merger and higher LIFO expense. Such increases were partially offset by elimination of cost for certain containerboard mill operations which were permanently shut down in December 1998. The increase in the Company's overall cost of goods sold as a percent of net sales for the three months ended March 31, 1998, from 83% in 1998 to 88% in 1999, was due primarily to the lower average selling prices in 1999. Selling and administrative expenses also increased compared to 1998 due to the Stone merger.

Interest expense for the three months ended March 31, 1999 was $102 million higher than last year due primarily to Stone's interest expense of $94 million and higher levels of debt as a result of the Merger. Average effective interest rates for the three months ended March 31, 1999 were lower than last year.

The Company recorded an income tax benefit of $42 million on a pretax loss of $132 million for the three months ended March 31, 1999. The effective tax rate for the stated period includes the effect of permanent differences from applying purchase accounting.

RESTRUCTURING AND MERGER SYNERGIES

As explained in the SSCC 1998 10-K, the Company recorded a pre-tax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC (U.S.) operations in 1998 in connection with the Merger. The restructuring charge included provisions for costs associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million, (3) severance related costs of $27 million, and
(4) other Merger related costs of $9 million.

In addition, the preliminary allocation of the cost to acquire Stone included an adjustment to fair value of property, plant and equipment associated with the permanent closure of certain facilities owned by Stone in 1998, liabilities for the termination of certain Stone employees and liabilities for long-term commitments. Such exit liabilities amounted to $117 million, including (1) facility closure costs of $9 million, (2) severance related costs of $14 million, (3) lease commitments of $38 million and (4) other commitments of $56 million.

The exit liabilities recorded for JSC (U.S.) and Stone consisted of approximately $195 million of anticipated cash expenditures. To date, through March 31, 1999, approximately $48 million (25%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. The remaining cash expenditures will continue to be funded through operations, approximately 50% of which will be paid by the end of 1999, as originally planned.

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $5 million restructuring charge during the first quarter of 1999 related to the permanent shutdown of three JSC (U.S.) corrugated container facilities. Additional restructuring charges are expected in 1999 as management finalizes its plans.

Merger synergies of at least $350 million per year are targeted by the end of 2000. Approximately half of this amount is projected to come from optimizing the combined manufacturing systems of JSC (U.S.) and Stone. Synergies in 1999, less costs to implement these savings, are expected to exceed $200 million. Merger synergies, including the benefits of mill shutdowns at the end of 1998 and staff headcount reductions, through the first quarter of 1999 totaled approximately $40 million.

STATISTICAL DATA

(In thousands of tons,                                                      Three months ended
 except as noted)                                                               March 31
                                                                        ----------------------
                                                                        1999            1998
                                                                        ----            ----
Mill production:
     Containerboard                                                    1,460             518
     Solid bleached sulfate                                               44              49
     Kraft paper                                                         113
     Coated boxboard                                                     150             145
Corrugated shipments (billion square feet)                              22.8             7.2
Folding carton shipments                                                 141             133
Industrial bag shipments                                                 130
Fiber reclaimed and brokered                                           1,591           1,279


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, proceeds from the sale of assets of $108 million and available cash of $84 million were used to fund cash used for operating activities of $38 million, property additions of $37 million and net debt payments of $116 million. Working capital, exclusive of cash and current maturities of debt, increased approximately $44 million during the three months ended March 31, 1999, due primarily to the price increases implemented in the first quarter.

The Company intends to sell or liquidate certain of its assets, including its woodlands operations, its remaining newsprint operations and other non-core businesses. On January 21, 1999, the Company sold 7.8 million shares of Abitibi for approximately $80 million and on April 23, 1999, the Company sold its remaining interest in Abitibi for approximately $414 million. Proceeds were applied to reduce Stone's debt. The proceeds were sufficient to prepay the entire outstanding balance of the Tranche B term loan and, in accordance with the Stone Credit Agreement (as defined below), the revolving credit maturity date was extended from April 30, 2000 to December 31, 2000.

Stone has a $210 million accounts receivable securitization program (the "Securitization Program") whereby certain trade accounts receivable are sold to Stone Receivables Corporation, a wholly owned, bankruptcy remote, limited purpose subsidiary. The accounts receivable purchases are financed through the issuance of $210 million in term loans with a final maturity of December 15, 2000. In December 1999, the Securitization Program will discontinue the purchase of additional trade accounts receivable and convert to a repayment program in March of 2000. Therefore, the $210 million Securitization Program is classified as a current maturity of long-term debt as of March 31, 1999. It is the Company's intention to refinance the

Securitization Program in 1999 on terms and conditions similar to the existing program.

The credit facilities of JSC (U.S.) and Stone (the "JSC (U.S.) Credit Agreement" and the "Stone Credit Agreement", respectively and collectively, the "Credit Agreements") contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreements also require prepayments if JSC (U.S.) or Stone have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the JSC (U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the Credit Agreements are secured by a security interest in substantially all of the assets of JSC (U.S.) and Stone, respectively. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

On January 22, 1999, Stone obtained a waiver from its bank group for non-compliance with certain financial covenant requirements under the Stone Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999, Stone and its bank group amended the Stone Credit Agreement to further ease certain quarterly financial covenant requirements for 1999.

As mentioned above, the declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreements and certain note indentures. At March 31, 1999, Stone had accumulated dividend arrearages of $16 million related to its preferred stock.

Based upon covenants in the Stone Indentures, Stone is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. Stone's equity level was below the minimum equity level during most of 1998. As a result, the interest rates increased. The interest rates on the Indentures returned to the original interest rates on April 1, 1999 due to Stone's minimum equity levels exceeding the minimum on December 31, 1998.

As of March 31, 1999, JSC (U.S.) had $406 million of unused borrowing capacity under its credit agreement and Stone had $420 million of unused borrowing capacity under its credit agreement. The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of certain litigation relating to Cladwood'r' siding and capital expenditures.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $68 million through 1999 to correct the Year 2000 problem, of which approximately $27 million has been incurred through March 31, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company is utilizing both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

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

Phase 2: Inventory: During the inventory phase, Company personnel identified systems that could potentially have a Year 2000 problem and categorized the system as compliant, non-compliant, obsolete or unknown.

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

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified ten high-risk IT systems, of which two have been remediated and the remaining eight are scheduled to be substantially completed in the second and third quarters of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were substantially complete as of the end of the first quarter of 1999. The Company had retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program, for non-IT systems, by the end of the third quarter of 1999.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. As of March 31, 1999, 66% of the mission critical vendors surveyed have responded. The results of the mission critical vendors surveyed indicate 22% are currently compliant, 34% have provided a target date for compliance, and 10% have replied but did not provide a target date for compliance. A second follow-up survey has been sent to the 34% who did not respond. Where appropriate, Company representatives will conduct an in-depth investigation of a mission critical vendor's ability to be Year 2000 compliant.

The Company currently believes that it will be able to replace, repair or upgrade all of its IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure at one or more of the Company's paper mills which, could include multiple paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the SSCC 1998 10-K.

Foreign Currency Risk

During the first quarter of 1999 the exchange rates for the Canadian dollar and the German Mark strengthened (weakened) against the U.S. dollar as compared to the rates at December 31, 1998 as follows:

   Rate at March 31, 1999 vs. December 31, 1998
           Canadian dollar                                        1.4 %
           German Mark                                           (8.8)%
   Average Rate First Quarter 1999 vs. First Quarter 1998
           Canadian dollar                                       (5.7)%
           German Mark                                           (4.1)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German Mark obligation. The Company recognized foreign currency transaction gains of $4 million in the first quarter of 1999.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk in the first quarter of 1999.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 19, 1999, Stone received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") for alleged violations of the requirements of the Virginia State Implementation Plan pertaining to the prevention of significant deterioration ("PSD") of air quality under the Clean Air Act. EPA alleges in the NOV both past and ongoing violations arising out of modifications which were made at Stone's Hopewell, Virginia mill relating to the black liquor solids loading of the mill's recovery boiler. The Clean Air Act authorizes EPA to assess a penalty of up to $27,500 per day of each violation ($25,000 per day of violation for violations occurring on or before January 30, 1997). In a related matter, Stone has been advised by the Virginia Department of Environmental Quality that it intends to issue a similar NOV for alleged violations of permitting requirements under the Virginia Air Pollution Control Law. Stone denies any violation of the PSD requirements and intends to vigorously contest the allegations of the NOVs.

On April 2, 1999, Florida Coast Paper Company L.L.C. ("FCPC") and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. FCPC and the related entities are 50% owned by Stone. All of the obligations of FCPC and the related entities are non-recourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of the Company. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone. The complaint contains allegations that Stone violated the provision of an output purchase agreement and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While Stone believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time. Stone believes existing reserves are adequate to cover the amount of any adverse judgement in this matter.

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

     11.1        Calculation of Per Share Earnings
     27.1        Financial Data Schedule

b)   Reports on Form 8-K

     Form 8-K dated February 12, 1999 was filed under Item 5 - Other Events and
     Item 7--Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SMURFIT-STONE CONTAINER CORPORATION
                                       -----------------------------------
                                                   (Registrant)

Date May 17, 1999                             /s/ Paul K. Kaufmann
     ------------                      -----------------------------------
                                                  Paul K. Kaufmann
                                                 Vice President and
                                                Corporate Controller
                                          (Principal Accounting Officer)

                           STATEMENT OF DIFFERENCES
                           ------------------------

The registered trademark symbol shall be expressed as..................... 'r'