Form 10-Q
period 1999-06-30
SMURFIT STONE CONTAINER CORP
filed 1999-08-13
CIK 919226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 1999
Commission File Number 0-23876


                       SMURFIT-STONE CONTAINER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          43-1531401
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

         150 North Michigan Avenue, Chicago, Illinois        60601
         ----------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

                                 (312) 346-6600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1999, the registrant had outstanding 217,038,787 shares of common stock, $.01 par value per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SMURFIT-STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                   -------------------------------------------------------------
(In millions, except per share data)                                    1999            1998           1999           1998
--------------------------------------------------------------------------------------------------------------------------------

Net sales ......................................................      $1,730           $ 764         $3,435         $1,528
Costs and expenses
    Cost of goods sold .........................................       1,457             639          2,971          1,276
    Selling and administrative expenses ........................         196              69            371            137
    Restructuring charge .......................................           4                              9
                                                                   -------------------------------------------------------------
      Income from operations ...................................          73              56             84            115
Other income (expense)
    Interest expense, net ......................................        (143)            (49)          (296)          (100)
    Other, net .................................................          47                             57             (1)
                                                                   -------------------------------------------------------------
      Income (loss) from continuing operations before
        income taxes, minority interest, extraordinary item
        and cumulative effect of accounting change .............         (23)              7           (155)            14
Benefit from (provision for) income taxes ......................           2              (5)            44             (9)
Minority interest expense ......................................          (2)                            (4)
                                                                   -------------------------------------------------------------
      Income (loss) from continuing operations before extraordinary
        item and cumulative effect of accounting change ........         (23)              2           (115)             5
Discontinued operations
      Income (loss) from discontinued operations, net of income
        tax benefit (provision) of $1 and $(5) for the three
        months ended June 30, 1999 and 1998 and $0 and $(11)
        for the six months ended June 30, 1999 and 1998 ........          (1)              9              3             17
                                                                    ------------------------------------------------------------
        Income (loss) before extraordinary item and
          cumulative effect of accounting change ...............         (24)             11           (112)            22
Extraordinary item
      Loss from early extinguishment of debt, net of income
        tax benefit of $1 in 1999 and $9 in 1998 ...............          (1)                            (1)           (13)
Cumulative effect of accounting change
      Start-up costs, net of income tax benefit of $2 ..........                                                        (3)
                                                                   -------------------------------------------------------------
Net income (loss) ..............................................      $  (25)          $  11        $  (113)        $    6
                                                                   -------------------------------------------------------------


Basic earnings per common share
    Income (loss) from continuing operations before
      extraordinary item and accounting change .................      $ (.11)          $ .02         $ (.53)        $  .05
    Discontinued operations ....................................        (.01)            .08            .01            .15
    Extraordinary item .........................................                                                      (.12)
    Cumulative effect of accounting change .....................                                                      (.03)
                                                                   -------------------------------------------------------------
      Net income (loss) ........................................      $ (.12)          $ .10         $ (.52)         $ .05
                                                                   -------------------------------------------------------------
Weighted average shares outstanding ............................         216             111            216            111
                                                                   -------------------------------------------------------------

Diluted earnings per common share
    Income (loss) from continuing operations before
      extraordinary item and accounting change .................      $ (.11)          $ .02         $ (.53)         $ .04
    Discontinued operations ....................................        (.01)            .08            .01            .15
    Extraordinary item .........................................                                                      (.11)
    Cumulative effect of accounting change .....................                                                      (.03)
                                                                   -------------------------------------------------------------
      Net income (loss) ........................................      $ (.12)          $ .10         $ (.52)         $ .05
                                                                   -------------------------------------------------------------
Weighted average shares outstanding ............................         216             113            216            113
--------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

                       SMURFIT-STONE CONTAINER CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,     December 31,
(In millions, except share data)                                                                1999          1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Assets

Current assets
    Cash and cash equivalents ..........................................................     $    143      $    155
    Receivables, less allowances of $84 in 1999 and $85 in 1998 ........................          830           743
    Inventories
       Work-in-process and finished goods ..............................................          249           227
       Materials and supplies ..........................................................          461           546
                                                                                             ----------------------
                                                                                                  710           773
    Refundable income taxes ............................................................            9            24
    Deferred income taxes ..............................................................          121           160
    Prepaid expenses and other current assets ..........................................          110           129
                                                                                             ----------------------
          Total current assets .........................................................        1,923         1,984
Net property, plant and equipment ......................................................        5,332         5,496
Timberland, less timber depletion ......................................................          277           276
Goodwill, less accumulated amortization of $110 in 1999 and $73 in 1988 ................        2,831         2,869
Investment in equity of non-consolidated affiliates ....................................          182           638
Other assets ...........................................................................          351           368
                                                                                             ----------------------
                                                                                             $ 10,896      $ 11,631
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
    Current maturities of long-term debt ...............................................     $    415      $    205
    Accounts payable ...................................................................          620           533
    Accrued compensation and payroll taxes .............................................          219           181
    Interest payable ...................................................................          111           126
    Other current liabilities ..........................................................          269           304
                                                                                             ----------------------
          Total current liabilities ....................................................        1,634         1,349
Long-term debt, less current maturities ................................................        5,629         6,428
Other long-term liabilities ............................................................        1,005         1,026
Deferred income taxes ..................................................................          984         1,113
Minority interest ......................................................................           86            81
Stockholders' equity
    Preferred stock, par value $.01 per share; 25,000,000 shares authorized;
       none issued and outstanding
    Common stock, par value $.01 per share; 400,000,000 shares authorized,
       217,038,787 and 214,959,041 issued and outstanding in 1999 and 1998, respectively            2             2
    Additional paid-in capital .........................................................        3,422         3,376
    Retained earnings (deficit) ........................................................       (1,856)       (1,743)
    Accumulated other comprehensive income (loss) ......................................          (10)           (1)
                                                                                             ----------------------
          Total stockholders' equity ...................................................        1,558         1,634
                                                                                             ----------------------
                                                                                             $ 10,896      $ 11,631
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       SMURFIT-STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Six Months Ended June 30, (In millions)                               1999        1998
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss) ................................................   $(113)      $   6
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
       Extraordinary loss from early extinguishment of debt ......       2          22
       Cumulative effect of accounting change for start-up costs..                   5
       Depreciation, depletion and amortization ..................     219          66
       Amortization of deferred debt issuance costs ..............       7           4
       Deferred income taxes .....................................     (69)          1
       Gain on sale of assets ....................................     (39)
       Non-cash employee benefit expense .........................      29           4
       Non-cash restructuring charge .............................       6
       Foreign currency transaction gains ........................      (6)
       Change in current assets and liabilities,
          net of effects from acquisitions and dispositions
            Receivables ..........................................    (113)         (3)
            Inventories ..........................................      48         (26)
            Prepaid expenses and other current assets ............      (2)         (8)
            Accounts payable and accrued liabilities .............     112         (48)
            Interest payable .....................................     (15)
            Income taxes .........................................       4          12
       Other, net ................................................     (10)         (4)
                                                                   -------------------
    Net cash provided by operating activities ....................      60          31
                                                                   -------------------
Cash flow from investing activities
    Property additions ...........................................     (69)        (47)
    Proceeds from property and investment
       disposals and sale of businesses ..........................     546           3
                                                                   -------------------
    Net cash provided by (used for) investing activities .........     477         (44)
                                                                   -------------------
Cash flow from financing activities
    Borrowings under bank credit facilities ......................                 891
    Payments of long-term debt ...................................    (569)       (862)
    Proceeds from exercise of stock options ......................      18
    Deferred debt issuance costs ................................            .     (13)
                                                                   -------------------
    Net cash provided by (used for) financing activities .........    (551)         16
                                                                   -------------------
Effect of exchange rate changes on cash ..........................       2
Increase (decrease) in cash and cash equivalents .................     (12)          3
Cash and cash equivalents
    Beginning of period ..........................................     155          12
                                                                   -------------------
    End of period ................................................   $ 143       $  15
--------------------------------------------------------------------------------------

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

SSCC, formerly Jefferson Smurfit Corporation, owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") and is the guarantor of the senior indebtedness of JSC (U.S.). JSCE, Inc. has no operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States. Stone has extensive domestic and international operations.

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

The litigation related to Stone's purchase of the common stock of Stone Savannah River Pulp and Paper Corporation was settled in July 1999 for a cash payment of $30.6 million. Existing purchase accounting reserves will be adjusted to reflect the settlement.

RESTRUCTURING OF JSC (U.S.) OPERATIONS

As part of the Company's continuing evaluation of all areas of its business in connection with its merger integration, the Company recorded a $4 million restructuring charge during the second quarter of 1999, and $9 million for the six months ended June 30, 1999 related to the permanent shutdown of various facilities. Additional restructuring charges are expected in 1999 as management finalizes its plans.

4. OTHER SIGNIFICANT EVENTS

During the second quarter of 1999, the Company recorded a $26 million charge in selling and administrative expenses related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan.

On January 21, 1999, the Company sold 16% (approximately 7.8 million shares) of its interest in Abitibi-Consolidated Inc., a Canadian-based manufacturer and marketer of publication paper ("Abitibi") for approximately $80 million. On April 23, 1999, the Company sold its remaining interest (approximately 41 million shares) to an outside third party for net proceeds of approximately $414 million. The proceeds have been applied to debt reduction. The Company recorded a $39 million gain in other, net during the second quarter of 1999.

5. NON-CONSOLIDATED AFFILIATES

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at June 30, 1999, is Smurfit-MBI (formerly MacMillan Bathurst, Inc.), a Canadian corrugated container company, in which the Company owns a 50% interest, that had net sales of $98 million and $95 million for the three months, and $182 million and $177 million for the six months ended June 30, 1999 and 1998, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:


                                                       Three Months Ended    Six Months Ended
                                                           June 30,              June 30,
                                                      ------------------   --------------------
                                                        1999      1998      1999         1998
                                                      --------  --------   -------     --------

Results of operations

  Net sales........................................    $  223    $   9      $ 1,040     $  19
  Cost of sales....................................       182        8          844        18
  Income (loss) before income taxes, minority
    interest and extraordinary charges.............         2                   (65)
  Net income (loss)................................         1                   (49)


6.       DISCONTINUED OPERATIONS

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation. SNC revenues were $65 million and $80 million for the three months ended June 30, 1999 and 1998. SNC revenues were $139 million and $160 million for the six months ended June 30, 1999 and June 30, 1998.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:



                                                            Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                           -----------------------             ------------------------
                                                           1999              1998              1999               1998
                                                           -----             -----             -----             ------

 Net income (loss) ............................            $ (25)            $  11             $(113)            $   6
 Other comprehensive income (loss), net of tax:
    Foreign currency translation ..............                2                                  (9)
                                                           -----             -----             -----             ------
 Comprehensive income (loss) ..................            $ (23)            $  11             $(122)            $   6
                                                           =====             =====             =====             ======



EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                               -----------------------             ------------------------
                                                               1999              1998              1999               1998
                                                               -----             -----             -----             ------

NUMERATOR:
   Income (loss) from continuing operations before
     extraordinary item and cumulative effect of
     accounting change ............................            $ (23)            $   2            $(115)            $   5

DENOMINATOR:
  Denominator for basic earnings per share -
    weighted average shares .......................              216               111              216               111
  Effect of dilutive securities:
    Employee stock options ........................                                  2                                  2
                                                               -----             -----            -----             -----
  Denominator for diluted earnings per share -
    adjusted weighted average shares ..............              216               113              216               113
                                                               =====             =====            =====             =====

  Basic earnings (loss) per share from continuing
   operations before extraordinary item and
   cumulative effect of accounting change .........            $(.11)            $ .02            $(.53)              .05
                                                               =====             =====            =====             =====

  Diluted earnings (loss) per share from continuing
   operations before extraordinary item and
   cumulative effect of accounting change .........            $(.11)            $ .02            $(.53)            $ .04
                                                               =====             =====            =====             =====


For the three and six month periods ended June 30, 1999, (1) options to purchase four million shares of common stock under the treasury stock method, (2) convertible debt to acquire one million shares of common stock with an earnings effect of $.5 million and $ 1 million, respectively, and (3) three million additional minority interest shares with an earnings effect of $2 million and $4 million, respectively, are excluded from the diluted earnings per share computation because they are antidilutive.

9. BUSINESS SEGMENT INFORMATION

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

A summary by business segment follows:


                                          Container-
                                             board &      Boxboard
                                           Corrugated    & Folding
                                           Containers     Carton          Other        Total
                                          ------------- -------------  ------------- -----------

Three Months Ended June 30,
   1999
   Revenues from external customers...       $  1,129     $   208       $   393        $1,730
   Intersegment revenues..............             48                        32            80
   Segment profit (loss)..............             88          15          (126)          (23)

   1998
   Revenues from external customers...        $   435     $   192       $   137       $   764
   Intersegment revenues..............             10                        40            50
   Segment profit (loss)..............             32          14           (39)            7

Six Months Ended June 30,
   1999
   Revenues from external customers...       $  2,230     $   405       $   800      $  3,435
   Intersegment revenues..............             96                        68           164
   Segment profit (loss)..............            138          28          (321)         (155)

   1998
   Revenues from external customers...        $   854     $   387       $   287      $  1,528
   Intersegment revenues..............             21                        77            98
   Segment profit (loss)..............             67          28           (81)           14


10. CONTINGENCIES

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

In April 1998, a suit was filed against Stone in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that Stone owes such parties approximately $120 million relating to Stone's purchase of common stock of Stone Savannah River Pulp and Paper Corporation ("SSR"). In 1991, Stone purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. Stone concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment in 1998. Chesterfield continued to pursue the case as to the remaining 70% of the contingent payment, which was settled in July 1999 for a cash payment of $30.6 million. Existing purchase accounting reserves will be adjusted to reflect the settlement.

Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. On April 2, 1999, FCPC and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. All of the obligations of FCPC and the related entities are non-recourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of the Company. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone, which has been stayed indefinitely by the Court. The complaint contains allegations that Stone violated the provisions of the OPA and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While Stone believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood'r', a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The Company recorded a $30 million pre-tax charge to reflect amounts SNC has agreed to pay into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves.

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

11. SUBSEQUENT EVENT - WOODLANDS SALE

On July 29, 1999, the Company reached a definitive agreement to sell 820,000 acres of owned timberland and assign its rights to 160,000 acres of leased timberland to a third party for $725 million. The timberlands are located in Florida, Georgia and Alabama. The agreement is subject to regulatory approvals and is expected to close in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As discussed in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 (the "SSCC 1998 10-K"), a subsidiary of the Company merged with Stone as of November 18, 1998 and Stone became a wholly-owned subsidiary of the Company.


(In millions)                                            Three Months Ended     Six Months Ended
                                                              June 30,             June 30,
                                                         -------------------  ------------------
                                                           1999      1988       1999      1988
                                                         --------   --------  --------  --------

Net sales
   Containerboard and corrugated containers.........     $  1,129   $    435  $  2,230  $    854
   Boxboard and folding cartons.....................          208        192       405       387
   Other operations.................................          393        137       800       287
                                                         --------   --------  --------  --------
   Total ...........................................     $  1,730   $    764  $  3,435  $  1,528
                                                         ========   ========  ========  ========

Profit (loss)
   Containerboard and corrugated containers.........     $     88   $     32  $    138  $     67
   Boxboard and folding cartons.....................           15         14        28        28
   Other operations.................................           20          8        47        17
                                                         --------   --------  --------  --------
   Total operations.................................     $    123   $     54  $    213  $    112
   Other, net.......................................         (146)       (47)     (368)      (98)
                                                         ---------  --------- --------- ---------
   Income (loss) from continuing operations
     before income taxes, extraordinary item
     and cumulative effect of accounting change.....     $    (23)  $      7  $   (155) $     14
                                                         ========   ========  ========  ========


For the three months ended June 30, 1999, net sales for the Company were $1,730 million, an increase of 126% compared to the same period last year. Operating profits for the Company for the three months ended June 30, 1999 were $123 million, an increase of $69 million compared to the same period last year. The increases in net sales and operating profits compared to last year were due primarily to Stone's operations acquired in the Merger. Net sales were unfavorably impacted by lower average sales prices for the Company's products in 1999 and the closure or sale of operating facilities. Operating profits were favorably impacted by lower fiber and board costs. Other, net includes corporate revenues and expenses and net interest expense. Other, net cost for the three months ended June 30, 1999 was higher than last year by $99 million due primarily to the consolidation of Stone's corporate expenses and interest, a $4 million restructuring charge and interest expense on higher levels of debt as a result of the Merger. Other, net cost was favorably impacted by a $39 million gain on the sale of the shares of Abitibi in the second quarter of 1999.

For the six months ended June 30, 1999, net sales for the Company were $3,435 million, an increase of 125% compared to the same period last year. Operating profits of $213 million for the six months ended June 30, 1999 were $101 million higher than the comparable period last year. The increases in net sales and operating profits compared to last year were due primarily to Stone's operations acquired in the Merger. Net sales were unfavorably impacted by lower average sales prices for the Company's products in 1999 and the closure or sale of operating facilities. Operating profits were favorably impacted by lower fiber and board costs. Other, net cost for the six months ended June 30, 1999 was higher than last year by $270 million due primarily to the consolidation of Stone's corporate expenses and interest, higher LIFO expense, a $9 million restructuring charge and interest expense on higher levels of debt as a result of the Merger. The increases in Other, net cost were partially offset by the gain on the sale of the shares of Abitibi.

The changes in net sales due to sales price and product mix, shipment volumes, the Merger and other acquired, closed or sold operations for each of the Company's segments is shown in the chart below.

(In millions)

                                                 Container-
                                                   board &     Boxboard
                                                 Corrugated    & Folding    Other
Increase (Decrease) in Net Sales Due to:         Containers     Cartons   Operations     Total
                                                 ----------    --------   ---------      -----

Three Months Ended June 30, 1999 Compared to 1998

Sales price and product mix...............         $   (7)    $    (5)    $  (14)       $  (26)
Sales volume..............................             (1)         21          9            29
Stone merger..............................            725                    265           990
Other acquisitions........................              6                                    6
Closed or sold facilities................             (29)                    (4)          (33)
                                                   -------    -------     ------        ------
   Total increase ........................         $  694     $    16     $  256        $  966
                                                   ======     =======     ======        ======

Six Months Ended June 30, 1999 Compared to 1998

Sales price and product mix...............         $  (37)    $    (9)    $  (45)       $  (91)
Sales volume..............................             (2)         27         11            36
Stone merger..............................          1,450                    554         2,004
Other acquisitions........................             11                                   11
Closed or sold facilities.................            (46)                    (7)          (53)
                                                   ------     -------     ------        ------
   Total increase ........................         $1,376     $    18     $  513        $1,907
                                                   ======     =======     ======        ======


Containerboard and Corrugated Containers Segment

Net sales of $1,129 million for the three months ended June 30, 1999 increased 160% compared to last year and profits increased by $56 million to $88 million. The increase in net sales and profits was due primarily to the Merger. Net sales and profits for the Stone operations included in this segment for the three months ended June 30, 1999 were $725 million and $45 million, respectively. Net sales were negatively impacted by the permanent closure of three JSC(U.S.) containerboard mills in December 1998 and the closure of four container plants in 1999. Operations for 1999 include a containerboard machine acquired from Jefferson Smurfit Group plc in November 1998. Profits were favorably impacted by lower board cost and improving sales prices for corrugated containers. Fiber cost began to move higher near the end of the second quarter of 1999, but, on average, was lower compared to last year. Cost of goods sold as a percent of net sales decreased to 83% for the three months ended June 30, 1999 compared to 84% for the same period last year.

Market conditions in the containerboard industry have improved in 1999 and, during the first quarter of 1999, the Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively. A second price increase was implemented in July, 1999 amounting to $40 per ton for liner and $70 per ton for medium, with a corresponding increase for corrugated containers effective August 1. On average, linerboard prices in the second quarter of 1999 were comparable to last year and the average price of corrugated containers was higher by 3%. Exclusive of Stone's operations, containerboard shipments for the second quarter of 1999 increased 22% and shipments of corrugated containers decreased 1% compared to last year. The average price of SBS in the second quarter of 1999 declined 4% and shipments were lower by 7% compared to last year.

Net sales of $2,230 million for the six months ended June 30, 1999, increased 161% compared to last year and profits increased by $71 million to $138 million. The increase in net sales and profits was due primarily to the Merger. Net sales and profits for the Stone operations included in this segment for the six months ended June 30, 1999 were $1,450 million and $76 million, respectively. Net sales were negatively impacted by the permanent closures mentioned above and lower average sales prices for containerboard and SBS. Profits were favorably impacted by lower board cost and improving sales prices for corrugated containers. Fiber cost in 1999 declined compared to last year. For the six months ended June 30, cost of goods sold as a percent of net sales was 84% for both 1999 and 1998. Linerboard prices for the year to date period were lower than last year by 4% and the average price of corrugated containers was higher by 1%. Exclusive of Stone's operations, containerboard shipments for the six months ended June 30, 1999, increased 20% compared to last year and shipments of corrugated containers decreased 1% principally due to the closed facilities. The average price of SBS in the first half of 1999 declined 6% compared to last year and shipments were lower by 5%.

Boxboard and Folding Cartons Segment

For the three months ended June 30, 1999 net sales increased by 8% compared to last year to $208 million and profits increased by $1 million to $15 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 13% compared to last year. Boxboard shipments increased by 1%. On average, boxboard prices were lower than last year by 12% and folding carton prices were lower by 1%. The lower sales prices had a negative effect on profits, but the effects of higher sales volume, lower board cost and lower fiber cost more than offset the decline. Cost of goods sold as a percent of net sales for the three months ended June 30, 1999 was 84%, unchanged from last year.

For the six months ended June 30, 1999 net sales increased by 5% compared to last year to $405 million. The year to date sales increase was also due to higher shipments of folding cartons, which increased 9% compared to last year. Boxboard shipments declined 7%. On average, boxboard prices were lower than last year by 12% and the average price of folding cartons was lower by 1%. Profits for the six months ended June 30, 1999 were unchanged compared to last year at $28 million. The effect of the lower sales prices on profits for the year to date period negated the effects of higher sales volume, lower board cost and lower fiber cost. Cost of goods sold as a percent of net sales for the six months ended June 30, 1999 was 84%, unchanged from last year.

Other Operations

Net sales of $393 million for the Company's other operations for the three months ended June 30, 1999 increased $256 million, or 187%, compared to last year and profits increased by $12 million to $20 million, due primarily to the results of the industrial bag and international operations of Stone. Other operations also include the Company's reclamation and specialty packaging operations. Demand for reclaimed fiber, particularly for old corrugated containers ("OCC"), the primary grade used by paper mills, increased in the second quarter of 1999 and sales prices began to increase. The June price of OCC increased approximately $30 per ton and is expected to be significantly higher in the third quarter. Compared to last year however, the average price of OCC in the second quarter was lower by approximately $18 per ton. The price of old newsprint in the second quarter was lower by approximately $5 per ton compared to last year. Total tons of fiber reclaimed and brokered for the three months ended June 30, 1999 increased 29% compared to last year.

Net sales of $800 million for the Company's other operations for the six months ended June 30, 1999 increased $513 million, or 179%, compared to last year and profits increased by $30 million to $47 million, due primarily to the results of the industrial bag and international operations of Stone. For the year to date period, the average price of OCC was lower by approximately $35 per ton compared to last year and the price of old newsprint was comparable. Total tons of fiber reclaimed and brokered for the six months ended June 30, 1999 increased 27% compared to last year.

Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as a discontinued operation for all periods shown. The Company had a loss from discontinued operations, net of tax, for the three months ended June 30, 1999 of $1 million compared to a profit of $9 million for the same period last year. Newsprint inventories within the industry continue to be excessive, with deteriorating prices. Many newsprint producers, including the Company, announced the curtailment of production in the first half of 1999. SNC revenues were $65 million and $80 million for the second quarter of 1999 and 1998, respectively. Average newsprint sales prices were lower than last year by 15% and shipments during the quarter were lower than last year by 3%.

Income from discontinued operations, net of tax, for the six months ended June 30, 1999 was $3 million compared to $17 million for the same period last year. SNC revenues were $139 million and $160 million for the first half of 1999 and 1998, respectively. Average newsprint sales prices for the year to date period were lower than last year by 10% and shipments were lower than last year by 4%.

Costs and Expenses

The increases in costs and expenses compared to last year in the Company's Consolidated Statements of Operations resulted primarily from the Stone merger. Such increases were partially offset by elimination of cost for certain containerboard mill operations which were permanently shut down in December 1998. The Company's overall cost of goods sold as a percent of net sales for the three months ended June 30, 1999 was unchanged compared to last year at 84% and for the six months ended June 30, 1999 increased from 84% in 1998 to 86% in 1999. Selling and administrative expenses also increased compared to 1998 due to the Merger.

Interest expense for the three months and six months ended June 30, 1999 were higher than last year due primarily to the consolidation of Stone's interest expense and higher levels of debt as a result of the Merger. Average effective interest rates for the 1999 periods were comparable to last year.

The Company recorded an income tax benefit of $44 million on a pretax loss of $155 million for the six months ended June 30, 1999. The effective tax rate for the stated period includes the effect of permanent differences from applying purchase accounting.

RESTRUCTURING AND MERGER SYNERGIES

As explained in the SSCC 1998 10-K, the Company recorded a pre-tax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC(U.S.) operations in 1998 in connection with the Merger. The restructuring charge included provisions for costs associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million, (3) severance related costs of $27 million, and (4) other Merger related costs of $9 million.

In addition, the preliminary allocation of the cost to acquire Stone included an adjustment to fair value of property, plant and equipment associated with the permanent closure of certain facilities owned by Stone in 1998, liabilities for the termination of certain Stone employees, and liabilities for long-term commitments. Such exit liabilities amounted to $117 million, including (1) facility closure costs of $9 million, (2) severance related costs of $14 million, (3) lease commitments of $38 million and (4) other commitments of $56 million.

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $9 million restructuring charge during the first half of 1999 related to the permanent shutdown of four JSC(U.S.) corrugated container facilities and adjusted exit liabilities by $4 million for the closure of two Stone corrugated container facilities. Additional restructuring charges are expectedin 1999 as management finalizes its plans.

The exit liabilities recorded for JSC(U.S.) and Stone consisted of approximately $202 million of anticipated cash expenditures. Since the Merger, through June 30, 1999, approximately $61 million (30%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. The remaining cash expenditures will continue to be funded through operations, approximately 50% of which will be paid by the end of 1999, as originally planned.

Merger synergies of at least $350 million per year are targeted by the end of 2000. Approximately half of this amount is projected to come from optimizing the combined manufacturing systems of JSC(U.S.) and Stone. Synergy savings in 1999, less costs to implement these savings, are expected to exceed $200 million. Merger synergies, including the benefits of mill shutdowns at the end of 1998 and staff headcount reductions, through the first half of 1999 totaled approximately $113 million.

STATISTICAL DATA

(In thousands of tons, except as noted)          Three Months Ended         Six Months Ended
                                                       June 30,                 June 30,
                                                  -----------------        -----------------
                                                  1999         1998        1999         1998
                                                  ----         ----        ----         ----

Mill production:
   Containerboard.........................        1,476          498       2,936        1,016
   Solid bleached sulfate.................           47           48          91           97
   Kraft paper............................          115                      228
   Coated boxboard........................          143          142         293          287
Corrugated shipments (billion sq. ft.)....         22.8          7.6        45.6         14.8
Folding carton shipments..................          147          130         288          263
Industrial bag shipments..................          127                      257
Fiber reclaimed and brokered..............        1,630        1,263       3,221        2,542


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1999 of $60 million, proceeds from the sale of assets of $546 million, proceeds from exercise of stock options of $18 million and available cash of $12 million were used to fund property additions of $69 million and net debt payments of $569 million.

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

The Company intends to sell or liquidate additional assets, including its woodlands operations, its remaining newsprint operations and other non-core businesses. On July 29, 1999, the Company reached a definitive agreement to sell 820,000 acres of owned timberland and assign its rights to 160,000 acres of leased timberland to a third party for $725 million. The timberlands are located in Florida, Georgia and Alabama. The agreement is subject to regulatory approvals and is expected to close in the fourth quarter of 1999. Proceeds from asset sales are required to be used to pay down the borrowings under the JSC(U.S.) Credit Agreement.

Stone has a $210 million accounts receivable securitization program (the "Securitization Program") whereby certain trade accounts receivable are sold to Stone Receivables Corporation, a wholly owned, bankruptcy remote, limited purpose subsidiary. In December 1999, the Securitization Program will discontinue the purchase of additional trade accounts receivable and convert to a repayment program in March of 2000. Therefore, the $210 million Securitization Program is classified as a current maturity of long-term debt as of June 30, 1999. It is the Company's intention to refinance the Securitization Program in 1999 on terms and conditions similar to the existing program.

The credit facilities of JSC(U.S.) and Stone (the "JSC(U.S.) Credit Agreement" and the "Stone Credit Agreement", respectively and collectively, the "Credit Agreements") contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreements also require prepayments if JSC(U.S.) or Stone have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the Credit Agreements are secured by a security interest in substantially all of the assets of JSC(U.S.) and Stone, respectively. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

On January 22, 1999, Stone obtained a waiver from its bank group for non-compliance with certain financial covenant requirements under the Stone Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999, Stone and its bank group amended the Stone Credit Agreement to further ease certain quarterly financial covenant requirements for 1999.

As mentioned above, the declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreements and certain note indentures. At June 30, 1999, Stone had accumulated dividend arrearages of $18 million related to its preferred stock.

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

As of June 30, 1999, JSC(U.S.) had $417 million of unused borrowing capacity under its credit agreement and Stone had $538 million of unused borrowing capacity under its credit agreement. The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of certain litigation relating to Cladwood'r' siding and capital expenditures.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $54 million through 1999 to correct the Year 2000 problem, of which approximately $35 million has been incurred through June 30, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company has utilized both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company is funding its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

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

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified ten high-risk IT systems, of which five have been remediated, four are scheduled to be substantially completed in the third quarter of 1999, and one is scheduled for completion in the fourth quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were complete as of the end of the second quarter of 1999. The Company had retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program, for non-IT systems, by the end of the third quarter of 1999. At the end of the second quarter of 1999, 92% of the total inventoried systems were compliant.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. Additional evaluation of those vendors, whose failure would have a substantial impact and/or have provided an inadequate response, is ongoing. This process is anticipated to be substantially complete by the end of the third quarter of 1999.

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

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans should be substantially complete by the end of the third quarter of 1999. The Company will also seek to take appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner, including increasing the inventory of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate vendors.

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

FOREIGN CURRENCY RISK

During the six months ended June 30, 1999 the exchange rates for the Canadian dollar and the German Mark strengthened (weakened) against the U.S. dollar as compared to the rates at December 31, 1998 as follows:

Rate at June 30, 1999 vs. December 31, 1998
   Canadian dollar                                                                     3.8 %
   German Mark                                                                       (13.4)%
Average Rate for the six months ended June 30, 1999 vs. 1998
   Canadian dollar                                                                    (3.7)%
   German Mark                                                                        ( .3)%


The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German Mark obligation. The Company recognized foreign currency transaction gains of $6 million during the six months ended June 30, 1999.

INTEREST RATE RISK

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the six months ended June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In April 1998, a suit was filed against Stone in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that Stone owed such parties approximately $120 million relating to Stone's purchase of common stock of Stone Savanna River Pulp and Paper Corporation ("SSR"). In 1991, Stone purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. Stone concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment, in 1998. Chesterfield continued to pursue the case as to the remaining 70% of the contingent payment, which was settled in July 1999 for a cash payment of $30.6 million. Existing purchase accounting reserves will be adjusted to reflect the settlement.

In April 1999, Florida Coast Paper Company L.L.C. ("FCPC") and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. FCPC and the related entities are 50% owned by Stone. All of the obligations of FCPC and the related entities are non-recourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of the Company. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone, which has been stayed indefinitely by the court. The complaint contains allegations that Stone violated the provisions of an output purchase agreement and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While Stone believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time.


In May 1999, the Superior Court of Washington issued its final approval of the settlement of the nationwide class action pending in King County, Washington against the Company and SNC involving claims regarding Cladwood'r' siding manufactured by SNC. All other pending class actions relating to Cladwood'r' have been subsequently dismissed.

In May 1999, the Delaware Court of Chancery approved the terms of the settlement of the consolidated class action brought against Stone on behalf of the holders of its Series E Cumulative Exchangeable Preferred Stock, which has now become final.

ITEM 2.    CHANGE IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was held on May 27, 1999. At the meeting, stockholders voted on (i) the election of nine directors for terms of office expiring at the Annual Meeting of Stockholders in 2000 and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 1999. Voting on each matter was as follows:


                                                      Votes         Votes       Withheld/
                                                       For         Against      Abstentions
                                                      ----         -------      -----------
1.    Election of Directors

           Ray M. Curran                           200,551,534         0        1,014,053
           Richard A. Giesen                       200,522,613         0        1,042,974
           Alan E. Goldberg                        200,001,294         0        1,564,293
           Richard W. Graham                       200,526,279         0        1,039,308
           James J. O'Connor                       200,481,698         0        1,083,889
           Jerry K. Pearlman                       200,479,182         0        1,086,405
           Thomas A. Reynolds, III                 199,170,461         0        2,395,126
           Dermot F. Smurfit                       200,529,335         0        1,036,252
           Michael W.J. Smurfit                    200,544,879         0        1,020,708

2.    Ratification of Auditors                     201,401,574      69,353         94,660



ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included in this Form 10-Q.

     10.1 First Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among SSCC, JSCE, JSC (U.S.) and the Banks party thereto.

     10.2 Second Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among Stone, the Financial Institutions signatory thereto and Bankers Trust Company, as agent (incorporated by reference to Exhibit 10.1 to Stone's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

     11.1  Calculation of Per Share Earnings

     27.1  Financial Data Schedule

b)   Reports on Form 8-K

           None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SMURFIT-STONE CONTAINER CORPORATION
                                             ___________________________________
                                                       (Registrant)





Date:      August  13, 1999                       /s/ Paul K. Kaufmann
           ----------------                  -----------------------------------
                                                      Paul K. Kaufmann
                                                     Vice President and
                                                    Corporate Controller
                                                 (Principal Accounting Officer)

                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.......................'r'