Form 10-Q
period 1999-09-30
SMURFIT STONE CONTAINER CORP
filed 1999-11-12
CIK 919226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 1999
Commission File Number 0-23876


                       SMURFIT-STONE CONTAINER CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       43-1531401
--------------------------------              ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              150 North Michigan Avenue, Chicago, Illinois   60601
             -------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (312) 346-6600
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1999, the registrant had outstanding 217,664,638 shares of common stock, $.01 par value per share.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       SMURFIT-STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended        Nine Months Ended
                                                                                        September 30,            September 30,
                                                                                    --------------------      -------------------
(In millions, except per share data)                                                  1999         1998         1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,792      $  758     $   5,227      $ 2,286
Costs and expenses
     Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,488         633         4,459        1,909
     Selling and administrative expenses . . . . . . . . . . . . . . . . . . . .        165          68           536          205
     Restructuring charge  . . . . . . . . . . . . . . . . . . . . . . . . . . .          2                        11
                                                                                ---------------------------------------------------
        Income from operations . . . . . . . . . . . . . . . . . . . . . . . . .        137          57           221          172
Other income (expense)
     Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       (140)        (48)         (436)        (148)
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3          (1)           60           (2)
                                                                                ---------------------------------------------------
        Income (loss) from continuing operations before
           income taxes, minority interest, extraordinary item
           and cumulative effect of accounting change  . . . . . . . . . . . . .          0           8          (155)          22
Benefit from (provision for) income taxes  . . . . . . . . . . . . . . . . . . .         (9)         (5)           35          (14)
Minority interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2)                       (6)
                                                                                ---------------------------------------------------
        Income (loss) from continuing operations before extraordinary
           item and cumulative effect of accounting change . . . . . . . . . . .        (11)          3          (126)           8
Discontinued operations
        Income (loss) from discontinued operations, net of income
           tax benefit (provision) of $4 and $(3) for the three
           months ended September 30, 1999 and 1998 and $4 and $(14)
           for the nine months ended September 30, 1999 and 1998 . . . . . . . .         (4)          5            (1)          22
                                                                                ---------------------------------------------------
           Income (loss) before extraordinary item and
              cumulative effect of accounting change . . . . . . . . . . . . . .        (15)          8          (127)          30
Extraordinary item
        Loss from early extinguishment of debt, net of income
           tax benefit of $1 for the three months ended September 30, 1999 and
           $1 and $9 for the nine months ended September 30, 1999 and 1998 . . .         (1)                       (2)         (13)
Cumulative effect of accounting change
        Start-up costs, net of income tax benefit of $2. . . . . . . . . . . . .                                                (3)
                                                                                ---------------------------------------------------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (16)     $    8     $    (129)     $    14
                                                                                ---------------------------------------------------
Basic earnings per common share
     Income (loss) from continuing operations before
        extraordinary item and accounting change . . . . . . . . . . . . . . . .  $    (.05)     $  .03     $    (.58)     $   .07
     Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . .       (.02)        .04          (.01)         .20
     Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                 (.01)        (.11)
     Cumulative effect of accounting change  . . . . . . . . . . . . . . . . . .                                              (.03)
                                                                                ---------------------------------------------------
        Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (.07)     $  .07     $    (.60)     $   .13
                                                                                ---------------------------------------------------
Weighted average shares outstanding  . . . . . . . . . . . . . . . . . . . . . .        217         111           216          111
                                                                                ---------------------------------------------------
Diluted earnings per common share  . . . . . . . . . . . . . . . . . . . . . . .
     Income (loss) from continuing operations before
        extraordinary item and accounting change . . . . . . . . . . . . . . . .  $    (.05)     $  .03     $    (.58)     $   .07
     Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . .       (.02)        .04          (.01)         .20
     Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                 (.01)        (.11)
     Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . .                                              (.03)
                                                                                ---------------------------------------------------
        Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (.07)     $  .07     $    (.60)     $   .13
                                                                                ---------------------------------------------------
Weighted average shares outstanding. . . . . . . . . . . . . . . . . . . . . . .        217         112           216          112
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       SMURFIT-STONE CONTAINER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,              December 31,
(In millions, except share data)                                                        1999                      1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Assets
Current assets
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    $     86                  $    155
     Receivables, less allowances of $69 in 1999 and $70 in 1998 . . . . . . . .         889                       743
     Inventories
         Work-in-process and finished goods . . . . . . . . . . . . . . . . . .          277                       227
         Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . .          466                       546
                                                                                ----------------------------------------------
                                                                                         743                       773
     Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           8                        24
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          99                       160
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .          85                       129
                                                                                ----------------------------------------------
            Total current assets . . . . . . . . . . . . . . . . . . . . . . . .       1,910                     1,984
Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .        5,283                     5,496
Timberland, less timber depletion . . . . . . . . . . . . . . . . . . . . . . .          287                       276
Goodwill, less accumulated amortization of $128 in 1999 and $73 in 1998. . . . .       2,809                     2,869
Investment in equity of non-consolidated affiliates . . . . . . . . . . . . . .          189                       638
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         322                       368
                                                                                ----------------------------------------------
                                                                                    $ 10,800                  $  11,631
------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
     Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .     $    331                  $    205
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          675                       533
     Accrued compensation and payroll taxes . . . . . . . . . . . . . . . . . .          221                       181
     Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          135                       126
     Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         251                       304
                                                                                ----------------------------------------------
            Total current liabilities . . . . . . . . . . . . . . . . . . . . .        1,613                     1,349
Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . . .        5,631                     6,428
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          959                     1,026
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          954                     1,113
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           89                        81
Stockholders' equity
     Preferred stock, par value $0.01 per share; 25,000,000 shares authorized;
         none issued and outstanding . . . . . . . . . . .  . . . . . . . . . .
     Common stock, par value $.01 per share; 400,000,000 shares authorized,
         217,664,638 and 214,959,041 issued and outstanding in 1999 and 1998,
         respectively . . . . . . . . . . .  . . . . . . . . . . . . . . . . . .           2                         2
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .        3,430                     3,376
     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . .      (1,872)                   (1,743)
     Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . .          (6)                       (1)
                                                                                ----------------------------------------------
            Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .       1,554                     1,634
                                                                                ----------------------------------------------
                                                                                    $ 10,800                  $ 11,631
------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       SMURFIT-STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Nine Months Ended September 30,  (In millions)                              1999                     1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . $  (129)                $     14
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
         Extraordinary loss from early extinguishment of debt. . . . . .       3                       22
         Cumulative effect of accounting change for start-up costs . . .                                5
         Depreciation, depletion and amortization  . . . . . . . . . . .     328                      100
         Amortization of deferred debt issuance costs  . . . . . . . . .      11                        5
         Deferred income taxes . . . . . . . . . . . . . . . . . . . . .     (75)                      13
         Gain on sale of assets  . . . . . . . . . . . . . . . . . . . .     (39)
         Non-cash employee benefit expense . . . . . . . . . . . . . . .      29                        4
         Non-cash restructuring charge . . . . . . . . . . . . . . . . .       6
         Foreign currency transaction gains  . . . . . . . . . . . . . .      (5)
         Change in current assets and liabilities,
            net of effects from acquisitions and dispositions
                Receivables  . . . . . . . . . . . . . . . . . . . . . .    (165)                     (10)
                Inventories  . . . . . . . . . . . . . . . . . . . . . .      16                      (21)
                Prepaid expenses and other current assets  . . . . . . .      29                       (9)
                Accounts payable and accrued liabilities . . . . . . . .     144                      (50)
                Interest payable . . . . . . . . . . . . . . . . . . . .       9                       23
                Income taxes . . . . . . . . . . . . . . . . . . . . . .                                3
         Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .     (51)                     (10)
                                                                         --------------  ------------------------
     Net cash provided by operating activities . . . . . . . . . . . . .     111                       89
                                                                         --------------  ------------------------
Cash flow from investing activities
     Property additions  . . . . . . . . . . . . . . . . . . . . . . . .    (101)                     (69)
     Proceeds from property and investment
         disposals and sale of businesses  . . . . . . . . . . . . . . .     546                        3
                                                                         --------------  ------------------------
     Net cash provided by (used for) investing activities. . . . . . . .     445                      (66)
                                                                         --------------  ------------------------
Cash flow from financing activities
     Borrowings under bank credit facilities   . . . . . . . . . . . . .                              891
     Payments of long-term debt  . . . . . . . . . . . . . . . . . . . .    (653)                    (898)
     Proceeds from exercise of stock options   . . . . . . . . . . . . .      27
     Deferred debt issuance costs. . . . . . . . . . . . . . . . . . . .                              (13)
                                                                         --------------  ------------------------
     Net cash used for financing activities  . . . . . . . . . . . . . .    (626)                     (20)
                                                                         --------------  ------------------------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . .       1
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . .     (69)                       3
Cash and cash equivalents

     Beginning of period . . . . . . . . . . . . . . . . . . . . . . . .     155                       12
                                                                         --------------  ------------------------
     End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . $    86                 $     15
---------------------------------------------------------------------------------------  ------------------------

See notes to consolidated financial statements.

                       SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Tabular amounts in millions, except share data)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 1998, (the "1998 SSCC 10-K"), filed March 31, 1999 with the Securities and Exchange Commission.

SSCC, formerly Jefferson Smurfit Corporation, owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") and is the guarantor of the senior indebtedness of JSC (U.S.). JSCE, Inc. has no other material operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States. Stone has extensive domestic and international operations.

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. MERGER AND RESTRUCTURING

MERGER WITH STONE CONTAINER CORPORATION

On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company (the "Merger"). The Merger was accounted for as a purchase business combination and, accordingly, the results of the operations of Stone have been included in the consolidated statements of operations of the Company after November 18, 1998. The cost to acquire Stone was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized in the fourth quarter of 1999. The allocation is expected to be impacted by the settlement of the pre-acquisition contingencies relating to Stone's investment in Florida Coast Paper Company, L.L.C. (See
Note 10).

The litigation related to Stone's purchase of the common stock of Stone Savannah River Pulp and Paper Company was settled during the third quarter of 1999 for cash payments of approximately $32 million. The purchase price allocation has been adjusted to reflect the settlement.

RESTRUCTURING OF OPERATIONS

As part of the Company's continuing evaluation of all areas of its business in connection with its merger integration, the Company recorded a $2 million restructuring charge during the third quarter of 1999, and $11 million for the nine months ended September 30, 1999 related to the permanent shutdown of various facilities. Additional restructuring charges are expected in 1999 and 2000 as management finalizes its plans.

4. OTHER, NET

On January 21, 1999, the Company sold 16% (approximately 7.8 million shares) of its interest in Abitibi-Consolidated Inc., a Canadian-based manufacturer and marketer of publication paper ("Abitibi") for approximately $80 million. On April 23, 1999, the Company sold its remaining interest (approximately 41 million shares) to an unaffiliated third party for net proceeds of approximately $414 million. The proceeds have been applied to debt reduction. The Company recorded a $39 million gain during the second quarter of 1999.

5. NON-CONSOLIDATED AFFILIATES

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at September 30, 1999, is Smurfit-MBI (formerly MacMillan Bathurst, Inc.), a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $100 million and $89 million for the three months, and $282 million and $266 million for the nine months ended September 30, 1999 and 1998, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                              ------------------    -----------------
                                                                 1999     1998         1999     1998
                                                              ---------  -------    ---------  ------
Results of operations (a)

   Net sales..................................................  $ 206    $    9     $ 1,246   $  28
   Cost of sales..............................................    173         7       1,017      25
   Income (loss) before income taxes, minority interest
      and extraordinary charges...............................      5         1         (60)      1
   Net income (loss)..........................................      5                   (44)

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

6. DISCONTINUED OPERATIONS

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation. SNC revenues were $66 million and $83 million for the three months ended September 30, 1999 and 1998. SNC revenues were $205 million and $243 million for the nine months ended September 30, 1999 and 1998.

Pursuant to a definitive agreement dated September 21, 1999 the Company sold its Newberg, Oregon newsprint mill on November 10, 1999, for approximately $220 million, less an amount for an adjustment for working capital. Proceeds from the sale were used to reduce debt. SNC is evaluating various options with respect to the remaining operations.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                     ------------------    -----------------
                                                        1999     1998         1999     1998
                                                     ---------  -------    ---------  ------
Net income (loss)...................................   $ (16)    $  8         $(129)   $  14
Other comprehensive income (loss), net of tax:
     Foreign currency translation...................       4                     (5)
                                                       -----      ---         -----     ----
Comprehensive income (loss).........................   $ (12)    $  8         $(134)   $  14
                                                       =====      ===         =====     ====

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended       Nine Months Ended
                                                            September 30,          September 30,
                                                         ----------------        ------------------
                                                          1999      1998          1999       1998
                                                         ------    ------        ------     ------
Numerator:
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change ...............................   $  (11)     $   3        $ (126)    $   8

Denominator:
  Denominator for basic earnings per share -
    Weighted average shares .........................      217        111           216       111
  Effect of dilutive securities:
    Employee stock options ..........................                   1                       1
                                                        ------      -----        ------     -----
  Denominator for diluted earnings per share -
    Adjusted weighted average shares ................      217        112           216       112
                                                        ======      =====        ======     =====

Basic earnings (loss) per share from continuing
  operations before extraordinary item and
  cumulative effect of accounting change ............   $ (.05)     $ .03        $ (.58)    $ .07
                                                        ======      =====        ======     =====
Diluted earnings (loss) per share from continuing
  operations before extraordinary item and
  cumulative effect of accounting change ............   $ (.05)     $ .03        $ (.58)    $ .07
                                                        ======      =====        ======     =====

For the three and nine month periods ended September 30, 1999, (1) options to purchase four million shares of common stock under the treasury stock method,
(2) convertible debt effects of $1 million (two million shares) and $3 million (five million shares), respectively, and (3) three million additional minority interest shares with an earnings effect of $2 million and $6 million, respectively, are excluded from the diluted earnings per share computation because they are antidilutive.

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

Other includes four non-reportable segments (specialty packaging, industrial bags, reclamation and international) and corporate related items. Corporate related items include income and expense not allocated to reportable segments, goodwill amortization, interest expense, the adjustment to record inventory at LIFO, and the elimination of intercompany profit.

A summary by business segment follows:

                                                       Container-
                                                        Board &      Boxboard
                                                       Corrugated   & Folding
                                                       Containers     Carton      Other        Total
                                                       ----------    --------     -----        -----
Three Months Ended September 30,
    1999
    Revenues from external customers...........         $ 1,164      $ 212       $   416      $ 1,792
    Intersegment revenues......................              49                       39           88
    Segment profit (loss)......................             165         13          (178)           0

    1998
    Revenues from external customers...........         $   426      $ 199       $   133      $   758
    Intersegment revenues......................              10                       39           49
    Segment profit (loss)......................              25         19           (36)           8

Nine Months Ended September 30,
    1999
    Revenues from external customers...........         $ 3,394      $ 617       $ 1,216      $ 5,227
    Intersegment revenues......................             145                      107          252
    Segment profit (loss)......................             303         41          (499)        (155)

    1998
    Revenues from external customers...........         $ 1,280      $ 586       $   420      $ 2,286
    Intersegment revenues......................              31                      116          147
    Segment profit (loss)......................              92         47          (117)          22

10. CONTINGENCIES

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

The Company faces potential liability for response costs at various off-site disposal sites which the Company has received notice that it may be a potentially responsible party ("PRP"), as well as for certain hazardous substance contamination of certain Company-owned properties. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRP's at each site, the identity and financial condition of such parties and experience regarding similar matters.

Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. On April 2, 1999, FCPC and three related companies (the "FCPC Companies") filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. All of the obligations of the FCPC Companies are non-recourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of the Company. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone, which has been stayed indefinitely by the Court. The complaint contains allegations that Stone violated the provisions of the OPA and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. On October 20, 1999, the FCPC Companies and a committee representing the holders of the FCPC Notes filed a reorganization plan (the "Plan") that is intended to resolve all matters relating to the bankruptcies of the FCPC Companies. The Plan, which is supported by Stone and Four M, provides for the settlement of all outstanding claims in the bankruptcies in exchange for cash payments. The Plan also provides for the transfer of all of the assets of the FCPC Companies, including the FCPC Mill, to Stone, as well as the release of the pending adverse proceeding and all other claims relating to the bankruptcies of the FCPC Companies against Stone, Four M and their affiliates, officers and directors. Although the amount of the cash payments is subject to final determination, the cash cost of the Plan to Stone is anticipated to be in the range of $120 to $125 million and Stone will receive $25 million in value of convertible preferred stock to be issued by Four M in satisfaction of its share of the liabilities. The cost to acquire Stone will be adjusted in the fourth quarter of 1999 to reflect this settlement. Confirmation of the Plan is anticipated to occur in early 2000.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The Company recorded a $30 million pre-tax charge to reflect amounts SNC has agreed to pay into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood(R) cases could exceed established reserves.

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

11. WOODLANDS SALE

Pursuant to a definitive agreement dated as of July 28, 1999, as amended, the Company sold its 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland to a third party for $710 million on October 25, 1999. The Company received $225 million in cash at closing, with the balance in the form of installment notes. The proceeds from the notes will be realized by mid-November upon completion of a monetization program. The timberlands are located in Florida, Georgia and Alabama. Proceeds from the sale were used to reduce debt.

12. SUBSEQUENT EVENTS

On October 15, 1999, Stone entered into a new accounts receivable securitization program (the "Securitization Program"). The new $250 million Securitization Program provides for certain trade accounts receivable (the "Receivables") to be sold to Stone Receivables Corporation, a bankruptcy remote special purpose entity. The Receivables purchases were financed through the issuance of $200 million of Trade Receivables-Backed Certificates, Series 1999-1 ($176 million Class A certificates at 0.5% plus LIBOR; $12 million Class B certificates at
 .85% plus LIBOR and $12 million Class C certificates at 1.8% plus LIBOR) and up to $50 million of Variable Funding Certificates, Series 1999-2 (daily commercial paper rate). The Securitization Program has a final maturity of November 15, 2005. The transaction will be accounted for under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

On October 15, 1999 JSC(U.S.) amended the JSC(U.S.) Credit Agreement to (i) ease certain quarterly financial covenants for 1999 and 2000, (ii) permit the sale of the timberlands and the Newberg mill, (iii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, and (iv) permit certain prepayments of other indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As discussed in the SSCC 1998 10K, a subsidiary of the Company merged with Stone as of November 18, 1998 and Stone became a whollyowned subsidiary of the Company.

(In millions)                                                        Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                     ------------------     ------------------
                                                                       1999       1998        1999       1998
                                                                     -------    -------     -------    -------
Net sales
    Containerboard and corrugated containers...................      $ 1,164    $  426      $ 3,394    $ 1,280
    Boxboard and folding cartons...............................          212       199          617        586
    Other operations...........................................          416       133        1,216        420
                                                                     -------    ------      -------    -------
    Total .....................................................      $ 1,792    $  758      $ 5,227    $ 2,286
                                                                     =======    ======      =======    =======
Profit (loss)
    Containerboard and corrugated containers...................      $   165    $   25      $   303    $    92
    Boxboard and folding cartons...............................           13        19           41         47
    Other operations...........................................           23         8           71         25
                                                                     -------    ------      -------    -------
    Total operations...........................................          201        52          415        164
    Other, net.................................................         (201)      (44)        (570)      (142)
                                                                     -------    ------      -------    -------
    Income (loss) from continuing operations
        before income taxes, extraordinary item
        and cumulative effect of accounting change.............      $     0    $    8      $  (155)   $    22
                                                                     =======    ======      =======    =======

For the three months ended September 30, 1999, net sales for the Company were $1,792 million, an increase of 136% compared to the same period last year. Operating profits for the Company for the three months ended September 30, 1999 were $201 million, an increase of $149 million compared to the same period last year. The increases in net sales and operating profits compared to last year were due primarily to Stone's operations acquired in the Merger. Net sales in 1999 were favorably impacted by higher average sales prices for the Company's products and negatively impacted by the closure of operating facilities. Operating profits were favorably impacted by higher average prices for the Company's primary products. Other, net includes corporate revenues and expenses and net interest expense. Other, net cost was higher in the 1999 period due primarily to the Merger.

For the nine months ended September 30, 1999 net sales for the Company were $5,227 million, an increase of 129% compared to the same period last year. Operating profits of $415 million for the nine months ended September 30, 1999 were $251 million higher than the comparable period last year. The increases in net sales and operating profits compared to last year were due primarily to Stone's operations acquired in the Merger. Net sales were unfavorably impacted by lower average sales prices for the Company's products in the first half of 1999 and the closure of operating facilities. Other, net cost was higher in the 1999 period due primarily to the Merger, higher LIFO expense and an $11 million restructuring charge. Other, net cost was favorably impacted by a $39 million gain on the sale of the shares of Abitibi in the second quarter of 1999.

The changes in net sales due to sales price and product mix, shipment volumes, the Merger and other acquired, closed or sold operations for each of the Company's segments is shown in the chart below.

(In millions)
                                                     Container-
                                                       board &        Boxboard
                                                     Corrugated      & Folding       Other
Increase (Decrease) in Net Sales Due to:             Containers       Cartons      Operations     Total
----------------------------------------             ----------       -------      ----------     -----
Three Months Ended September 30,
1999 Compared to 1998
---------------------
Sales price and product mix........................    $   35         $   (3)        $  28       $   60
Sales volume.......................................       (32)            16            (3)         (19)
Stone merger.......................................       758                          261        1,019
Other acquisitions.................................         9                                         9
Closed or sold facilities..........................       (32)                          (3)         (35)
                                                       ------         ------         -----       ------
    Total increase ................................    $  738         $   13         $ 283       $1,034
                                                       ======         ======         =====       ======
Nine Months Ended September 30,
1999 Compared to 1998
---------------------
Sales price and product mix........................    $   15         $  (12)        $ (17)      $  (14)
Sales volume.......................................       (44)            43             8            7
Stone merger.......................................     2,208                          815        3,023
Other acquisitions.................................        20                                        20
Closed or sold facilities..........................       (85)                         (10)         (95)
                                                       ------         ------         -----       ------
    Total increase ................................    $2,114         $   31         $ 796       $2,941
                                                       ======         ======         =====       ======


Containerboard and Corrugated Containers Segment

Net sales of $1,164 million for the three months ended September 30, 1999 increased 173% compared to last year and profits increased by $140 million to $165 million. The increase in net sales and profits was due primarily to the Merger. Net sales and profits for the Stone operations included in this segment for the three months ended September 30, 1999 were $758 million and $110 million, respectively. Net sales were negatively impacted by the permanent closure of three JSC(U.S.) containerboard mills in December 1998 and the closure of four container plants in 1999. Operations for 1999 include a containerboard machine acquired from Jefferson Smurfit Group plc in November 1998. Reclaimed fiber cost on a per ton basis was higher in the third quarter of 1999 compared to last year. Cost of goods sold as a percent of net sales decreased to 75% for the three months ended September 30, 1999 compared to 86% for the same period last year due to the Merger and higher sales prices.

The Company implemented price increases of $40 and $70 per ton for linerboard and medium, respectively, in July 1999, with a corresponding increase for corrugated containers beginning August 1. On average, linerboard prices in the third quarter of 1999 were higher than last year by 15% and the average price of corrugated containers was higher by 7%. Exclusive of Stone's operations, containerboard shipments for the third quarter of 1999 decreased 18% compared to last year due to the mill closures and shipments of corrugated containers decreased 5% due principally to the closed facilities. The average price of SBS in the third quarter of 1999 declined 1% and shipments were higher by 2% compared to last year.

Net sales of $3,394 million for the nine months ended September 30, 1999, increased 165% compared to last year and profits increased by $211 million to $303 million. The increase in net sales and profits was due primarily to the Merger. Net sales and profits for the Stone operations included in this segment for the nine months ended September 30, 1999 were $2,208 million and $186 million, respectively. Net sales were negatively impacted by the permanent closures mentioned above. Cost of goods sold as a percent of net sales decreased to 81% for the nine months ended September 30, 1999, compared to 85% for the same period last year due to the Merger and higher sales prices. Linerboard prices for the year to date period were higher than last year by 2% and the average price of corrugated containers was higher by 2%. Compared to last year, exclusive of Stone's operations, containerboard shipments for the nine months ended September 30, 1999 decreased 18% due to the mill closures and shipments of corrugated containers decreased 3% principally due to the closed facilities. The average price of SBS for the nine months ending September 30, 1999 declined 4% compared to last year and shipments were lower by 2%.

Boxboard and Folding Cartons Segment

For the three months ended September 30, 1999 net sales increased by 7% compared to last year to $212 million and profits decreased by $6 million to $13 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 7% compared to last year. Boxboard shipments increased by 15% compared to last year. On average, boxboard prices were lower than last year by 12% and folding carton prices were comparable to last year. The lower sales prices and higher reclaimed fiber costs had a negative effect on profits in the third quarter of 1999 compared to last year. Cost of goods sold as a percent of net sales increased to 85% for the three months ended September 30, 1999 compared to 82% for the same period last year due primarily to the effect of lower prices.

For the nine months ended September 30, 1999 net sales increased by 5% compared to last year to $617 million and profits decreased by $6 million to $41 million. The sales increase was due to higher shipments of folding cartons, which increased 8% compared to last year. Boxboard shipments were comparable to last year. On average, boxboard prices were lower than last year by 12% and the price of folding cartons was lower by 1%. The effect of the lower sales prices on profits for the year to date period negated the effects of higher sales volume. Reclaimed fiber cost for the year to date period was comparable to last year. Cost of goods sold as a percent of net sales increased to 84% for the nine months ended September 30, 1999 compared to 83% for the same period last year due primarily to the effect of lower prices.

Other Operations

Net sales of $416 million for the Company's other operations for the three months ended September 30, 1999 increased $283 million, or 213%, compared to last year and profits increased by $15 million to $23 million, due primarily to the results of the industrial bag and international operations, which were acquired in the Merger. Other operations also include the Company's reclamation and specialty packaging operations. Demand for reclaimed fiber, particularly for old corrugated containers ("OCC"), the primary grade used by paper mills, was strong in the second and third quarters of 1999 and sales prices increased. Reclaimed fiber prices moved lower in September and the Company believes they will drop further in the fourth quarter as a result of seasonal increases in supply. Compared to last year, the average price of OCC in the third quarter was higher by approximately $25 per ton and the price of old newsprint was higher by approximately $5 per ton. Total tons of fiber reclaimed and brokered for the three months ended September 30, 1999 increased 28% compared to last year due to the additional fiber requirements as a result of the Merger.

Net sales of $1,216 million for the Company's other operations for the nine months ended September 30, 1999 increased $796 million, or 190%, compared to last year and profits increased by $46 million to $71 million, due primarily to the results of the industrial bag and international operations. For the year to date period, the average price of OCC was lower by approximately $15 per ton compared to last year due to the low prices experienced in the first quarter of 1999. The price of old newsprint was comparable. Total tons of fiber reclaimed and brokered for the nine months ended September 30, 1999 increased 27% compared to last year.

Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, SNC. Accordingly, SNC is accounted for as a discontinued operation for all periods shown. In November 1999, the Company sold its Newberg, Oregon newsprint mill (see "Liquidity and Capital Resources"). The Newberg mill produces approximately 370,000 metric tons per year of recycled content newsprint.

The Company had a loss from discontinued operations, net of tax, for the three months ended September 30, 1999 of $4 million compared to a profit of $5 million for the same period last year.

SNC revenues were $66 million and $83 million for the third quarter of 1999 and 1998, respectively. On average, newsprint sales prices during the quarter were lower than last year by 19% and shipments were lower by 3%.

Loss from discontinued operations, net of tax, for the nine months ended September 30, 1999 was $1 million compared to income, net of tax, of $22 million for the same period last year. SNC revenues were $205 million for the nine months ending September 30, 1999 compared to $243 million for the same period in 1998. Many newsprint producers, including SNC, curtailed production during the nine months ended September 30, 1999. On average, newsprint sales prices for the year to date period were lower than last year by 13% and shipments were lower by 4%.

Costs and Expenses

The increases in costs and expenses compared to last year in the Company's Consolidated Statements of Operations resulted primarily from the Merger. Such increases were partially offset by elimination of cost for certain containerboard mill operations which were permanently shut down in December 1998. The Company's overall cost of goods sold as a percent of net sales for the three months ended September 30, 1999 decreased from 85% in 1998 to 83% in 1999 due primarily to the Merger and higher sales prices. For the nine months ended September 30, 1999, cost of goods sold as a percent of net sales increased from 84% in 1998 to 85% in 1999 due to lower sales prices in the first half of 1999. Selling and administrative expenses increased compared to 1998 due primarily to the Merger.

Interest expense for the three months and nine months ended September 30, 1999 was higher than last year due primarily to the consolidation of Stone's interest expense and higher levels of debt outstanding as a result of the Merger. Average effective interest rates for the 1999 periods were comparable to last year.

The Company recorded an income tax benefit of $35 million on a pretax loss of $155 million for the nine months ended September 30, 1999. The effective tax rate for the stated period includes the effect of permanent differences from applying purchase accounting.

STATISTICAL DATA

(In thousands of tons, except as noted)               Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                      ------------------      -------------------
                                                       1999        1998        1999         1998
                                                      ------      ------      ------       ------
Mill production:
    Containerboard.................................  1,527          491       4,463        1,507
    Solid bleached sulfate.........................     50           47         141          144
    Kraft paper....................................     99                      327
    Coated boxboard................................    143          147         436          434
Corrugated shipments (billion sq. ft.).............   23.2          7.5        68.8         22.3
Folding carton shipments...........................    146          138         434          401
Industrial bag shipments...........................    129                      386
Fiber reclaimed and brokered.......................  1,648        1,291       4,869        3,833

RESTRUCTURING AND MERGER SYNERGIES

As explained in the SSCC 1998 10K, the Company recorded a pretax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC(U.S.) operations in 1998 in connection with the Merger. The restructuring charge included provisions for costs associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million, (3) severance related costs of $27 million, and (4) other Merger related costs of $9 million.

In addition, the preliminary allocation of the cost to acquire Stone included an adjustment to fair value of property, plant and equipment associated with the permanent closure of certain facilities owned by Stone in 1998, liabilities for the termination of certain Stone employees, and liabilities for longterm commitments. Such exit liabilities amounted to $117 million, including (1) facility closure costs of $9 million, (2) severance related costs of $14 million, (3) lease commitments of $38 million and (4) other commitments of $56 million.

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded an $11 million restructuring charge for the nine months ended September 30, 1999 related to the permanent shutdown of six JSC(U.S.) facilities and adjusted purchase exit liabilities by $20 million. The exit liabilities recorded for JSC(U.S.) and Stone as of September 30, 1999 consisted of approximately $219 million of anticipated cash expenditures. Since the Merger, through September 30, 1999, approximately $76 million (35%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. The remaining cash expenditures will continue to be funded through operations as originally planned. Additional restructuring charges are expected in 1999 and 2000 as management finalizes its plans. The cost to acquire Stone was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized in the fourth quarter of 1999.

On October 20, 1999, the FCPC Companies and a committee representing the holders of the FCPC Notes filed the Plan that is intended to resolve all matters relating to the bankruptcies of the FCPC Companies (see Part II - Other Information, Item 1. Legal Proceedings). Although the amount of cash payments are subject to final determination, the cash cost of the Plan to Stone is anticipated to be in the range of $120 to $125 million, and Stone will receive $25 million in value of convertible preferred stock to be issued by Four M in satisfaction of its share of the liabilities. The cost to acquire Stone will be adjusted to reflect this settlement.

Merger synergies of $350 million per year are targeted by the end of 2000. Approximately half of this amount is projected to come from optimizing the combined manufacturing systems of JSC(U.S.) and Stone. Merger synergies, including the benefits of mill shutdowns at the end of 1998 and staff headcount reductions, for the nine months ended September 30, 1999 totaled approximately $205 million. The cost to implement the savings achieved to date were approximately $31 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1999 of $111 million, proceeds from the sale of assets of $546 million, proceeds from exercise of stock options of $27 million and available cash of $69 million were used to fund property additions of $101 million and net debt payments of $653 million.

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

Pursuant to a definitive agreement dated as of July 28, 1999, as amended, the Company sold its 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland to a third party for $710 million on October 25, 1999. The timberlands are located in Florida, Georgia and Alabama. The Company received $225 million in cash at closing, with the balance in the form of installment notes. The proceeds from the notes will be realized by midNovember upon completion of a note monetization program. Pursuant to a definitive agreement dated September 21, 1999, the Company sold its Newberg, Oregon newsprint mill on November 10, 1999 for approximately $220 million, less an amount for an adjustment for working capital. SNC is evaluating various options with respect to its remaining operations. Proceeds from these sales were used to pay down the borrowings under the JSC(U.S.) Credit Agreement.

On October 15, 1999, Stone entered into a new Securitization Program. The new $250 million Securitization Program provides for Receivables to be sold to Stone Receivables Corporation, a bankruptcy remote special purpose entity. The Receivables purchases were financed through the issuance of $200 million
Series 19911 certificates and up to $50 million of Series 19992 variable funding certificates. The Securitization Program has a final maturity of November 15, 2000.

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

On January 22, 1999, Stone obtained a waiver from its bank group for noncompliance with certain financial covenant requirements under the Stone Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999, Stone and its bank group amended the Stone Credit Agreement to further ease certain quarterly financial covenant requirements for 1999.

On October 15, 1999 JSC(U.S.) amended the JSC(U.S.) Credit Agreement to (i) ease certain quarterly financial covenants for 1999 and 2000, (ii) permit the sale of the timberlands and the Newberg mill, (iii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, and (iv) permit certain prepayments of other indebtedness.

As mentioned above, the declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreements and certain note indentures. At September 30, 1999, Stone had accumulated dividend arrearages of approximately $20 million related to a series of its preferred stock.

Based upon covenants in the Stone Indentures, Stone is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. Stone's equity level was below the minimum equity level during most of 1998. As a result, the interest rates increased. The interest rates on the Indentures returned to the original interest rates on April 1, 1999 due to Stone's equity levels exceeding the minimum on December 31, 1998.

As of September 30, 1999, JSC(U.S.) had $441 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and Stone had $453 million of unused borrowing capacity under the Stone Credit Agreement. The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of the FCPC reorganization plan, settlement of certain litigation relating to Cladwood'r' siding, expenditures under the Cluster Rule (as discussed in the SSCC 1998 10K) and capital expenditures.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process datesensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business.

The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. The Company expects to spend approximately $51 million through 1999 to correct the Year 2000 problem, of which approximately $43 million has been incurred through September 30, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company has utilized both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company is funding its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

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

Phase 2: Inventory: During the inventory phase, Company personnel identified systems that could potentially have a Year 2000 problem and categorized the system as compliant, noncompliant, obsolete or unknown.

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

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified ten high-risk IT systems, of which seven have been remediated and three are scheduled for completion in the fourth quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were completed by the end of the second quarter of 1999. The Company has substantially completed all phases of its Year 2000 program for non-IT systems. At the end of the third quarter of 1999, 96% of the total inventoried systems were compliant.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. The status of mission critical vendors is being continually monitored and updated.

The Company currently believes that it will be able to replace, repair or upgrade all of its remaining noncompliant IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring these systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure at one or more of the Company's paper mills, which could include multiple paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans were substantially completed as of the end of the third quarter of 1999. The contingency plans provide for appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner including reacting to utility outages, providing for alternate transportation, the continuation of normal payroll cycles, arrangements for alternate vendors and business and process control system disruption.

There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time. Critical items are on schedule and, for noncritical items, the Company's plans would provide advance notice, and steps would be taken to prevent potential injuries to employees and others, and to prevent potential environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the SSCC 1998 10K.

FOREIGN CURRENCY RISK

During the nine months ended September 30, 1999 the exchange rates for the Canadian dollar and the German Mark strengthened (weakened) against the U.S. dollar as compared to the rates at December 31, 1998 as follows:

Rate at September 30, 1999 vs. December 31, 1998
     Canadian dollar                                             4.0 %
     German Mark                                                (9.7)%

Average Rate for the nine months ended
  September 30, 1999 vs. 1998
     Canadian dollar                                            (1.8)%
     German Mark                                                (1.7)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, nonconsolidated affiliates and a German Mark obligation. The Company recognized foreign currency transaction gains of $5 million during the nine months ended September 30, 1999.

INTEREST RATE RISK

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the nine months ended September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1999, the FCPC Companies filed a Chapter 11 bankruptcy petition in United states Bankruptcy Court in Wilmington, Delaware. The FCPC Companies are 50% owned by each of Stone and Four M. All of the obligations of the FCPC Companies are nonrecourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of the Company. On May 10, 1999, the Indenture Trustee with respect to FCPC Notes commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone, which has been stayed indefinitely by the Court. The Complaint contains allegations that Stone violated the provisions of an output purchase agreement and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. On October 20, 1999, the FCPC Companies and a committee representing the holders of the FCPC Notes filed the Plan that is intended to resolve all matters relating to the bankruptcies of the FCPC Companies. The Plan, which is supported by Stone and Four M, provides for the settlement of all outstanding claims in the bankruptcies in exchange for cash payments. The Plan also provides for the transfer of all of the assets of the FCPC Companies, including the FCPC Mill, to Stone, as well as the release of the pending adverse proceeding and all other claims relating to the bankruptcies of the FCPC Companies against Stone, Four M and their affiliates, officers and directors. Although the amount of the cash payments are subject to final determination, the cash cost of the Plan to Stone is anticipated to be in the range of $120 to $125 million, and Stone will receive $25 million in value of convertible preferred stock to be issued by Four M in satisfaction of its share of the liabilities. The cost to acquire Stone will be adjusted in the fourth quarter of 1999 to reflect this settlement. Confirmation of the Plan is anticipated to occur in early 2000.

In September 1999, the Delaware Court of Chancery approved the terms of the settlement of the consolidated class actions brought on behalf of all former holders of Stone common stock in connection with the Merger, which has now become final.

ITEM 2. CHANGE IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 1999, Stone had accumulated dividend arrearages of approximately $20 million related to a series of its preferred stock. Declaration of dividends in respect of such stock is currently prohibited by the terms of the Credit Agreement and certain note indentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a) The following exhibits are included in this Form 10-Q.

 10.1 Second Amendment of Amended and Restated Credit Agreement dated as of October 15, 1999, among SSCC, JSCE, Inc., JSC(U.S.) and the banks party thereto.

 10.2    First Amendment of the SSCC 1998 Long-Term Incentive Plan.

 10.3    Amendment of the Jefferson Smurfit Corporation Amended and Restated
         1992 Stock Option Plan.

 10.4    Amendment of the 1995 Long-Term Incentive Plan of Stone
         (incorporated by reference to Exhibit 10.2 to Stone's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1999).

 10.5 Amendment of the Stone 1993 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.6(a) Pooling and Servicing Agreement, dated October 1, 1999 by and among
         Stone Receivables Corporation, as Transferor, Stone, as Securer, and
         The Chase Manhattan Bank, as Trustee (incorporated by reference to
         Exhibit 10.1(a) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.6(b) Series 1999-1 Supplement, dated as of October 15, 1999, among Stone
         Receivables Corporation, as Transferor, Stone as Servicer, and The
         Chase Manhattan Bank, as Trustee, under the Pooling and Servicing
         Agreement (incorporated by reference to Exhibit 10.1(b) to Stone's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.6(c) Series 1999-2 Supplement, dated as of October 15, 1999, among Stone
         Receivables Corporation, as Transferor, Stone as Servicer, and The
         Chase Manhattan Bank, as Trustee, under the Pooling and Servicing
         Agreement (incorporated by reference to Exhibit 10.1(c) to Stone's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.6(d) Receivables Purchase Agreement, dated October 15, 1999, between
         Stone, the Seller and Stone Receivables Corporation, the Purchaser
         (incorporated by reference to Exhibit 10.1(d) to Stone's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1999).

 11.1    Calculation of Per Share Earnings

 27.1    Financial Data Schedule

b) Reports on Form 8K

Form 8K dated October 25, 1999 was filed with the Securities and Exchange Commission in connection with the sale by JSC(U.S.) of timberlands to a third party for $710 million.

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

                                         SMURFIT-STONE CONTAINER CORPORATION
                                         -----------------------------------
                                                    (Registrant)




Date: November 12, 1999                     /s/ Paul K. Kaufmann
                                                -----------------------
                                                 Paul K. Kaufmann
                                                Vice President and
                                               Corporate Controller
                                          (Principal Accounting Officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as..................... 'r'