Form 10-K
period 1999-12-31
SMURFIT STONE CONTAINER CORP
filed 2000-03-14
CIK 919226

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

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

                                ______________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
                          ---------------------------
                                Title of Class

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2000: approximately $4.3 billion.

The number of shares outstanding of the registrant's common stock as of January 31, 2000: 218,182,382

DOCUMENTS INCORPORATED BY REFERENCE:              Part of Form 10-K
                                                      Into Which
                                                      Document is
                  Document                           Incorporated
                  --------                           ------------

Sections of the Registrant's Proxy
Statement to be filed on or before April 30,
2000 for the Annual Meeting of Stockholders
to be held on May 18, 2000                                III

                       SMURFIT-STONE CONTAINER CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                                                           Page No.
PART I
Item 1.   Business.........................................................................................    2
Item 2.   Properties.......................................................................................    7
Item 3.   Legal Proceedings................................................................................    8
Item 4.   Submission of Matters to a Vote of Security Holders..............................................   10

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............................   11
Item 6.   Selected Financial Data..........................................................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............   13
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.......................................   22
Item 8.   Financial Statements and Supplementary Data......................................................   23
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............   59

PART III
Item 10.  Directors and Executive Officers of the Registrant...............................................   59
Item 11.  Executive Compensation...........................................................................   62
Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................   62
Item 13.  Certain Relationships and Related Transactions...................................................   62

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................   62

FORWARD-LOOKING STATEMENTS
Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business -- Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements, within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions as they relate to Smurfit-Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of Smurfit-Stone Container Corporation, include the impact of general economic conditions in the U.S. and Canada and in other countries in which Smurfit-Stone Container Corporation and its subsidiaries currently do business (including Europe and Latin America); industry conditions, including competition and product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements, particularly concerning environmental matters; interest rates; access to capital markets; the timing of and value received in connection with asset divestitures; and obtaining required approvals, if any, of debt holders. The actual results, performance or achievement by Smurfit-Stone Container Corporation could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations or financial condition of Smurfit-Stone Container Corporation.

                                    PART I

ITEM 1.    BUSINESS
           --------

GENERAL
-------

Smurfit-Stone Container Corporation, a Delaware corporation (the "Company" or "SSCC"), is an integrated producer of containerboard, corrugated containers and other packaging products. SSCC is the industry's leading manufacturer of paper and paper-based packaging, including containerboard, corrugated containers, industrial bags and clay-coated recycled boxboard, and is the world's largest paper recycler. In addition, SSCC is a leading producer of solid bleached sulfate, folding cartons, paper tubes and cores, and labels. For the year ended December 31, 1999, SSCC had net sales of $7,151 million and net income of $157 million.

SSCC is a holding company with no business operations of its own. SSCC conducts its business operations through two wholly-owned subsidiaries: JSCE, Inc., a Delaware corporation ("JSCE"), and Stone Container Corporation, a Delaware corporation ("Stone"). JSCE conducts all of its business operations through its wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"). SSCC acquired Stone through the November 18, 1998 merger of a wholly-owned subsidiary of Jefferson Smurfit Corporation ("JSC"), now known as SSCC, with and into Stone (the "Merger"). The Company's results contained herein reflect Stone's operations after November 18, 1998 (the "Merger Date"). JSC(U.S.) and Stone collectively have operations throughout the United States, Canada, Europe and Latin America.

On February 23, 2000, SSCC, Stone and a newly-formed subsidiary of Stone entered into a Pre-Merger Agreement with St. Laurent Paperboard Inc., a corporation organized under the laws of Canada ("St. Laurent"), pursuant to which the Company will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. St. Laurent is a leading North American producer, supplier and converter of high-quality, value-added specialty containerboard and high impact graphics packaging. Consummation of the transaction, which is subject to St. Laurent shareholder and certain regulatory approvals, is expected to occur in the second quarter of 2000.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The primary products of the Company's Containerboard and Corrugated Containers segment include corrugated containers, containerboard, kraft paper, solid bleached sulfate ("SBS") and pulp. This segment includes 15 paper mills and 129 container plants located in the United States and three paper mills located in Canada. Sales for the Company's Containerboard and Corrugated Containers segment in 1999 were $4,829 million (including $193 million of intersegment sales).

Production for the Company's paper mills and sales volume for its corrugated container facilities for the last three years, including Stone's operations subsequent to the Merger Date, are included in the table below.

                                                               1999       1998        1997
                                                               ----       ----        ----
Tons produced (in thousands)
    Containerboard...........................................  5,973     2,479       2,024
    Kraft paper..............................................    437        63
    Solid bleached sulfate...................................    189       185         190
    Market pulp..............................................    572        71
Corrugated containers sold  (in billion sq. ft.).............   79.2      35.2        31.7

The Company's containerboard mills produce a full line of containerboard, which for 1999 included 3,858,000 tons of unbleached kraft linerboard, 324,000 tons of mottled white linerboard and 1,791,000 tons of recycled medium. The Company's containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard produced by the Company used internally by its corrugated container operations. In 1999, the Company's corrugated container plants consumed 5,755,000 tons of containerboard, representing an integration level of approximately 84%. A significant portion of the kraft paper production is consumed by the Company's industrial bag operations.

Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company provides innovative packaging solutions, stressing the value-added aspects of its corrugated containers, including labeling and multicolor graphics to differentiate its products and respond to customer requirements. The Company's corrugated container plants are located nationwide, serving local customers and large national accounts.

Sales volumes shown above include the Company's proportionate share of the operations of Smurfit-MBI (formerly MacMillan Bathurst, Inc.), a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis. The Company and Jefferson Smurfit Group plc ("JS Group"), a principal shareholder of SSCC, each own a 50% interest in Smurfit-MBI.

The Company also produces SBS, portions of which are consumed internally by the Company's folding carton plants. In addition, the Company produces bleached northern and southern hardwood pulp, which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

BOXBOARD AND FOLDING CARTONS SEGMENT

The primary products of the Company's Boxboard and Folding Cartons segment include coated recycled boxboard and folding cartons. Sales for the Company's Boxboard and Folding Cartons segment in 1999 were $836 million.

Production of coated recycled boxboard in 1999, 1998 and 1997 by the Company's boxboard mills was 581,000, 582,000 and 585,000 tons, respectively. The Company's boxboard and folding carton operations are integrated, with the majority of tons produced by the Company's boxboard mills used internally by its folding carton operations. In 1999, the Company's folding carton plants consumed 637,000 tons of recycled boxboard, SBS and coated natural kraft, representing an integration level of approximately 78%.

Folding cartons are sold to manufacturers of consumable goods, especially food, beverage, detergents, paper products and other consumer products. The Company's folding carton plants offer extensive converting capabilities, including web and sheet lithographic, rotogravure and flexographic printing, laminating and a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts, and point of purchase displays. Folding cartons are used primarily to provide point of purchase advertising while protecting customers' products. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national accounts. The Company's folding carton plants are located nationwide. Folding carton sales volumes for 1999, 1998 and 1997 were 583,000, 536,000 and 488,000 tons, respectively.

The Company has focused its capital expenditures and its marketing activities in this segment to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer lead time, and assisting customers in innovative package designs.

OTHER PRODUCTS

Industrial Bags

The Company produces multiwall bags, consumer bags and intermediate bulk containers that are designed to safely and effectively ship a wide range of industrial and consumer products, including fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt . The Company's bag plants are located nationwide. The Company believes that it is the largest producer of industrial bags in the United States. In 1999, the Company's bag plants consumed approximately 45% of the kraft paper produced by the Company's kraft paper mills. Bag shipments for 1999 and for the period subsequent to the Merger Date in 1998 were 316,000 and 34,000 tons, respectively. The Company's sales of industrial bags in 1999 were $513 million.

Specialty Packaging

The Company produces a wide variety of specialty packaging products, including uncoated recycled boxboard, paper tubes and cores, solid fiber partitions and consumer packaging. Paper tubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. Flexible packaging, paper and metallized paper labels and heat transfer labels are used in a wide range of consumer product applications. In addition, a contract packaging plant provides custom contract packaging services, including cartoning, bagging, liquid-filling or powder-filling and high-speed overwrapping. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. In 1999, the Company's sales of specialty packaging products were $288 million (including $24 million of intersegment sales).

Reclamation Operations

The Company's reclamation operations procure fiber resources for the Company's paper mills as well as other producers. The Company operates reclamation facilities in the United States that collect, sort, grade and bale recovered paper. The Company also collects aluminum and glass. In addition, the Company operates a nationwide brokerage system whereby it purchases and resells recovered paper to the Company's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of the reclamation facilities are located close to the Company's recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of recovered paper collected for 1999, 1998 and 1997 were 6,560,000, 5,155,000 and 4,832,000, respectively. The Company's sales of recycled materials in 1999 were $563 million (including $263 million of intersegment sales).

International Operations

The Company produces containerboard, boxboard and corrugated containers in Europe and Latin America. The Company's European operations include three paper mills (located in Hoya and Viersen, Germany and Cordoba, Spain), 21 corrugated container plants (eleven located in Germany, three in Spain, three in Belgium, two in France and two in the Netherlands) and six reclamation plants (five located in Germany and one in Spain). In addition, the Company operates four container plants in Mexico and several small affiliate operations which also produce corrugated containers. Production for the Company's international mills and sales volume for its foreign corrugated container facilities for 1999 and for the period subsequent to the Merger Date in 1998 were:

                                                                                     1999        1998
                                                                                     ----        ----
Tons produced (in thousands)
   Containerboard.......................................................               380         40
   Recycled boxboard....................................................                79          8
   Corrugated containers sold (in billion sq. ft.)......................              12.5        1.3

In 1999, the Company's foreign corrugated container plants consumed 761,000 tons of containerboard. The Company's sales for its foreign operations were $581 million.

Cladwood(R)

Cladwood(R) is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. Smurfit Newsprint Corporation, a wholly-owned subsidiary of JSC(U.S.) ("SNC"), has two Cladwood(R) plants located in Oregon. Sales for Cladwood(R) in 1999 were $21 million.

Newsprint

The Company is in the process of divesting the newsprint mills owned by SNC, and accordingly its newsprint operations located in Newberg and Oregon City, OR have been accounted for as a discontinued operation. The Newberg mill was sold in November 1999. The Company is in negotiations to transfer ownership of the Oregon City mill and does not expect to realize any significant proceeds from the transaction.

In 1999, SNC produced approximately 510,000 metric tons and sold $235 million of newsprint. For the past three years, an average of approximately 42% of SNC's newsprint production was sold to The Times Mirror Company pursuant to a long-term newsprint agreement.

FIBER RESOURCES
---------------

Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's paper products. The Company satisfies virtually all of its need for wood fiber through purchases on the open market or under supply agreements and essentially all of its need for recycled fiber through the operation of its reclamation facilities and nationwide brokerage system.

Wood fiber and recycled fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which the Company procures wood fiber. Fluctuations in supply and demand for recycled fiber have from time to time caused tight supplies of recycled fiber, and at those times the Company has experienced an increase in the cost of such fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

In October 1999, the Company sold 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland located in the southeastern United States. As part of the sales agreement, JSC(U.S.) entered into a two-year supply contract with the buyer to purchase 1.4 million tons of timber each year during 2000 and 2001 at prevailing market prices. As of December 31, 1999, the Company owned approximately 132,000 acres of timberland in Canada and operates wood harvesting facilities.

MARKETING
---------
The Company's marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of its paperboard mills, the Company seeks to meet the quality and service needs of the customers of its package converting plants at the most efficient cost, while balancing those needs against the demands of its open market customers. The Company's converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume sales of commodity products. The Company seeks to serve a broad customer base for each of its segments and as a result serves thousands of accounts from its plants. Each plant has its own sales force, and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. The Company complements the local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

The Company's business is not dependent upon a single customer or upon a small number of major customers. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company.

COMPETITION
-----------

The markets in which the Company sells its principal products are highly competitive and comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG
-------

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. The Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT
------------------------

The Company's research and development center located in Carol Stream, IL uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are more dependent on the quality of its products and its relationships with its customers than on the extent of its patent protection. The Company holds or is licensed to use certain patents, licenses, trademarks and trade names on products, but does not consider that the successful continuation of any material aspect of its business is dependent upon such intellectual property. The cost of the Company's research and development activities for 1999, 1998 and 1997 was approximately $7 million, $4 million and $3 million, respectively.

EMPLOYEES
---------

The Company had approximately 36,300 employees at December 31, 1999, of whom approximately 30,800 were employees of U.S. operations and the remainder were employees of foreign operations. Of the domestic employees, approximately 20,500 (67%) are represented by collective bargaining units. The expiration dates of union contracts for the Company's major paper mill facilities are as follows: the Hodge, LA mill, expiring in June 2000; the Missoula, MT mill, expiring in May 2001; the Jacksonville, FL (Seminole) mill, expiring in June 2001; the Hopewell, VA mill, expiring in July 2002; the Brewton, AL mill, expiring in October 2002; the Panama City, FL mill, expiring in March 2003; the Fernandina Beach, FL mill, expiring in June 2003; and the Florence, SC mill, expiring in August 2003. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its operations. While the terms of these agreements may vary, the Company believes that the material terms of its collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE
------------------------

The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities. The Company in the past has made significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations and expects to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency ("EPA") has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule"), which will require substantial expenditures to achieve compliance. The Company estimates, based on engineering studies done to date, that compliance with these portions of the Cluster Rule could require up to $310 million in capital expenditures over the next several years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed and additional regulations are finalized.

In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance. For the past three years, the Company has spent an average of approximately $35 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 2000 is approximately $200 million. A significant amount of the increased expenditures in 2000 will be due to compliance with the Cluster Rule and is included in the estimate of up to $310 million set forth above. Since the Company's principal competitors are, or will be, subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect the Company's competitive position.

ITEM 2. PROPERTIES
        ----------

The Company maintains manufacturing facilities and sales offices throughout North America, Europe and Latin America. The Company's facilities are properly maintained and equipped with machinery suitable for their use. The Company's manufacturing facilities, excluding the discontinued newsprint operations, as of December 31, 1999 are summarized below.


                                                                        Number of Facilities                State
                                                            -------------------------------------------
                                                                Total          Owned         Leased       Locations
                                                                -----          -----         ------       ---------
United States
  Paper mills...........................................          23             23              0           16
  Corrugated container plants...........................         129             82             47           34
  Folding carton plants.................................          20             16              4           10
  Bag packaging plants..................................          15              8              7           13
  Specialty packaging plants............................          29             10             19           16
  Reclamation plants....................................          26             17              9           15
  Cladwood(R)...........................................           2              2              0            1
  Wood products plants..................................           2              2              0            2
                                                            --------       --------       --------
    Subtotal............................................         246            160             86           39
Canada
  Paper mills...........................................           3              3              0          N/A
  Wood products plants..................................           1              1              0          N/A
Europe and Other
  Paper mills...........................................           3              3              0          N/A
  Corrugated container plants...........................          26             23              3          N/A
  Reclamation plants....................................           6              3              3          N/A
                                                            --------       --------       --------
    Total...............................................         285            193             92          N/A

Approximately 71% of the Company's investment in property, plant and equipment is represented by its paper mills. In addition to its manufacturing facilities, the Company owns approximately 132,000 acres of timberland in Canada and also operates wood harvesting facilities.

The approximate annual tons of productive capacity of the Company's paper mills, including the proportionate share of its affiliates' productive capacity, based on ownership percentage, at December 31, 1999 were:

                                                                                               Annual Capacity
                                                                                               ---------------
                                                                                                (000 U.S. tons)
United States
  Containerboard.............................................................................        5,620
  Kraft paper................................................................................          437
  Solid bleached sulfate.....................................................................          192
  Recycled boxboard..........................................................................          779
  Market pulp................................................................................          341
                                                                                                    ------
    Sub-total....................................................................................    7,369
Canada
  Containerboard.............................................................................          477
  Market pulp................................................................................          240
Europe and Other
  Containerboard.............................................................................          418
  Recycled boxboard..........................................................................           79
                                                                                                   -------
    Total....................................................................................        8,583

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

LITIGATION

Stone was a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA required that Stone and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also required Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998, and FCPC and certain of its affiliates filed for Chapter 11 bankruptcy protection in April 1999. Certain creditors of FCPC filed an adverse proceeding in the bankruptcy against Stone and Four M, and certain of their officers and directors, alleging, among other things, default with respect to the obligations of Stone and Four M under the OPA. On October 20, 1999 FCPC and a committee representing the holders of the FCPC debt securities filed a bankruptcy reorganization plan (the "Plan") that provided for the settlement of all outstanding claims in exchange for cash payments. Under the Plan, which was confirmed and consummated in January 2000, Stone paid approximately $123 million to satisfy the claims of creditors of FCPC, Stone received title to the FCPC mill, and all claims under the OPA, as well as any obligations of Stone involving FCPC or its affiliates, were released and discharged. In addition, Four M issued $25 million of convertible preferred stock to Stone in connection with the consummation of the Plan.

Subsequent to an understanding reached in December 1998, SSCC and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The class action claimants alleged that Cladwood(R) siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, WA and also resolved all other pending class actions. Pursuant to the settlement, SNC paid $20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees, and class representative payments. The Company has established reserves that it believes will be adequate to pay eligible claims; however, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood(R) cases could exceed established reserves.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania alleging that Stone reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including JSC(U.S.) and SSCC. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. Stone, JSC(U.S.) and SSCC believe they have meritorious defenses and intend to vigorously defend these cases.

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

ENVIRONMENTAL MATTERS

In March 1999, management of SNC's Oregon City, OR newsprint mill became aware of possible alterations by one of its employees of data utilized in determining compliance with the mill's National Pollutant Discharge Elimination System ("NPDES") permit. SNC conducted a thorough internal investigation of this matter and, based on this investigation, concluded that such alterations did occur and, as a result, the mill may have violated its NPDES permit limits on suspended solids on several occasions. SNC provided both the EPA and the Oregon Department of Environmental Quality with a detailed report of its investigation, and the agencies are conducting an additional investigation based on this report. SNC is fully cooperating with the investigation. SNC is unable to predict the potential consequences of this matter.

In October 1992, the Florida Department of Environmental Regulation, predecessor to the Department of Environmental Protection ("DEP"), filed a civil complaint in the Circuit Court of Bay County, FL against Stone seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at Stone's Panama City, FL mill. In addition, the complaint alleged operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. At the parties' request, the case was stayed pending the conclusion of a related administrative proceeding petitioned by Stone in June 1992 following DEP's proposal to deny Stone a permit renewal to continue operating its wastewater pretreatment facility at the mill site. The administrative proceeding was referred to a hearing officer for an administrative hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. In March 1999, DEP and the Company entered into a Consent Agreement pursuant to which DEP issued an operating permit for the wastewater treatment system, DEP granted the sodium exemption and the Company agreed to install and operate a hydrologic barrier well system. As part of the settlement, the enforcement action with respect to the groundwater contamination was dismissed.

In September 1997, the Company received a Notice of Violation ("NOV") and a Compliance Order from the EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at the Company's Hopewell, VA mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, the Company responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, the Company received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a NOV alleging that the Company "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. The Company responded to this NOV and indicated that the EPA's allegations were without merit.

In August 1999, the Company received a Notice of Infraction from the Ministry of Environment of the Province of Quebec (the "Ministry") alleging noncompliance with specified environmental standards at the Company's New Richmond, Quebec mill. The majority of the citations alleged that the Company had discharged total suspended solids in the mill's treated effluent which exceeded the regulatory limitations for the rolling 30-day average. The remainder of the citations were for monitoring, reporting and administrative deficiencies uncovered during an inspection performed by the Ministry earlier in the year. The total fine demanded by the Ministry for all of the alleged violations is $6.5 million (Canadian). The Company entered a plea of "not guilty" as to all of the citations and intends to vigorously defend itself against these alleged violations.

Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions, and wastes and which are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and wastes.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, regardless of fault or the lawfulness of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. The Company's relative percentage of waste deposited at a majority of these sites is quite small. In addition to participating in remediation of sites owned by third parties, the Company has entered into consent orders for investigation and/or remediation of certain Company-owned properties.

Based on current information, the Company believes that the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and remediation of owned property will not have a material adverse effect on the Company's financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved at December 31, 1999.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

MARKET INFORMATION
------------------

At December 31, 1999, the Company's common stock was held by approximately 48,000 stockholders. The Company's common stock trades on The Nasdaq Stock Market under the symbol "SSCC". The high and low trading prices of the stock were:

                                          1999                   1998
                                 ---------------------------------------------
                                    High        Low        High        Low
                                    ----        ---        ----        ---
First Quarter..................    $20.13      $14.81     $17.75     $13.00
Second Quarter.................    $25.31      $17.88     $22.00     $15.00
Third Quarter..................    $25.75      $20.00     $16.75     $ 9.75
Fourth Quarter.................    $25.63      $17.75     $16.44     $10.00

DIVIDENDS
---------

The Company has not paid cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The ability of the Company to pay dividends in the future is restricted by certain provisions contained in various agreements and indentures relating to JSC(U.S.)'s and Stone's outstanding indebtedness.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

------------------------------------------------------------------------------------------------------------------------------
In millions, except per share and statistical data                1999(a)     1998(b)(c)     1997         1996         1995
------------------------------------------------------------------------------------------------------------------------------
Summary of Operations(d)
Net sales....................................................     $ 7,151      $ 3,485     $ 2,957      $ 3,109       $ 3,704
Income (loss) from operations................................         423          (93)        176          333           598
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting change..........................................         163         (211)        (19)          80           227
Discontinued operations, net of income tax provision.........           6           27          20           37            20
Net income (loss)............................................         157         (200)          1          112           243

Basic earnings per share of common stock
Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change........................................         .75        (1.70)       (.17)         .72          2.05
Net income (loss)............................................         .72        (1.61)        .01         1.01          2.19
Weighted average shares outstanding..........................         217          124         111          111           111

Diluted earnings per share of common stock
Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change........................................         .74        (1.70)       (.17)         .71          2.03
Net income (loss)............................................         .71        (1.61)        .01         1.00          2.17
Weighted average shares outstanding..........................         220          124         111          112           112
------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
Net cash provided by operating activities....................     $   183      $   129     $    88      $   380       $   393
Net cash provided by (used for) investing activities.........       1,487          (59)       (175)        (133)         (160)
Net cash provided by (used for) financing activities.........      (1,805)          73          87         (262)         (268)
Depreciation, depletion and amortization.....................         430          168         127          125           122
Capital investments and acquisitions.........................         156          287         191          129           170
Working capital..............................................          42          635          71           34            51
Property, plant, equipment and timberland, net...............       4,419        5,772       1,788        1,720         1,709
Total assets.................................................       9,859       11,631       2,771        2,688         2,783
Long-term debt...............................................       4,793        6,633       2,040        1,944         2,192
Stockholders' equity (deficit)...............................       1,847        1,634        (374)        (375)         (487)
------------------------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands)
Containerboard, SBS and kraft production (tons)..............       6,979        2,767       2,214        2,250         2,176
Market pulp production (tons)................................         572           71
Recycled boxboard production (tons)..........................         825          765         758          713           714
Corrugated shipments (billion sq. ft.).......................        91.7         36.5        31.7         30.0          29.4
Folding carton shipments (tons)..............................         583          536         488          474           476
Industrial bag shipments (tons)..............................         316           34
Fiber reclaimed and brokered (tons)..........................       6,560        5,155       4,832        4,464         4,293
Number of employees..........................................      36,300       38,000      15,800       15,800        16,200

(a) The Company recorded $446 million of pretax gains on asset sales in 1999, resulting from the sales of a majority of its timberlands and its interest in Abitibi Consolidated, Inc. ("Abitibi").

(b) On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company. Results for 1998 include Stone after November 18, 1998. The Company issued approximately 104 million shares of common stock in the Merger, resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million.
(c) The Company recorded pretax charges of $310 million ($187 million after tax) in the fourth quarter of 1998, including $257 million of restructuring charges in connection with the Merger, $30 million for settlement of its Cladwood(R) litigation and $23 million of Merger-related costs.
(d) SNC's newsprint operations are presented as a discontinued operation for all periods.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


GENERAL
-------

Market conditions and demand for containerboard and corrugated containers, the Company's primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability.

Market conditions were generally weak from 1996 to 1998 due primarily to excess capacity within the industry. Linerboard prices, which peaked in 1995 at approximately $535 per ton, declined dramatically thereafter, reaching a low of $310 per ton in April 1997. Corrugated container prices followed this same pricing trend during the period with somewhat less fluctuation. Prices remained at reduced levels through the end of 1998.

During the second half of 1998, the containerboard industry took extensive economic downtime, resulting in a significant reduction in inventory levels. In addition, several paper companies, including the Company, permanently shut down paper mill operations, approximating 6% of industry capacity. The balance between supply and demand for containerboard has improved as a result of the shutdowns, and inventories remained low throughout 1999. Corrugated container shipments for the industry were strong in 1999, increasing approximately 2% compared to 1998. Based on these developments, the Company was able to implement two price increases during 1999, totaling $90 per ton for linerboard, bringing the price at the end of 1999 to $430 per ton. In addition, the Company implemented a $50 per ton price increase in February 2000 for linerboard.

Market pulp is also subject to the cyclical changes in the economy and changes in industry capacity. The price of market pulp declined from 1996 to 1998 as a result of excess capacity worldwide. Mill closures, market related downtime and the recovery of the Asian markets resulted in tighter supplies and a recovery in prices in 1999. As a result, the Company was able to implement price increases totaling approximately $160 per metric ton for market pulp during 1999. In addition, the Company implemented a $30 per metric ton price increase in January 2000 for market pulp.

Market conditions in the folding carton and boxboard mill industry, which were weak in 1998, began to strengthen in the second half of 1999. Demand for recycled boxboard and SBS improved gradually and the Company was able to implement price increases in the fourth quarter of 1999. On average, prices were lower in 1999 as compared to 1998. Shipments of folding cartons for the industry increased 2% compared to 1998 and mill operating rates were higher.

Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's products. Fiber supplies can vary widely at times and are highly dependent upon the demand of paper mills. Wood fiber and reclaimed fiber prices declined in 1998 due primarily to the lower demand brought about by extensive economic downtime taken by the containerboard industry in 1998. The price of old corrugated containers ("OCC"), the principal grade used in recycled containerboard mills, declined in 1998 to its lowest level in five years. The Company's average wood fiber cost in 1999 declined approximately 6% compared to 1998 due primarily to the number of permanent mill closures in those areas where the Company competes for wood. Recycled fiber prices increased approximately 11% compared to 1998, primarily as a result of stronger export demand.

RESTRUCTURING AND MERGER
------------------------

As previously discussed, a wholly-owned subsidiary of the Company merged with Stone on November 18, 1998. In connection with the Merger, the Company restructured its operations. The restructuring included the shutdown of approximately 1.1 million tons, or 15%, of the Company's North American containerboard mill capacity and approximately 400,000 tons of the Company's market pulp capacity. During the fourth quarter of 1998, the Company recorded a pretax charge of $257 million for restructuring costs related to the permanent shutdown on December 1, 1998 of certain JSC(U.S.) mill operations and related facilities in connection with the Merger. The restructuring charge of $257 million included provisions for costs for JSC(U.S.) associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million,
(3) severance related costs of $27 million and (4) other Merger-related costs of $9 million. As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $10 million restructuring charge in 1999 related to the permanent shutdown of eight additional JSC(U.S.) facilities. The 1999 restructuring charge included restructuring expense of $15 million related to the closures and a reduction in the 1998 exit liabilities of $5 million.

The restructuring included the permanent shutdown on December 1, 1998 of certain Stone containerboard mill and pulp mill facilities and five Stone converting facilities during the allocation period in 1999. The adjustment to fair value of property, plant and equipment associated with the permanent shutdown of Stone's facilities, liabilities for the termination of certain Stone employees and the liabilities for long-term commitments were included in the allocation of cost to acquire Stone.

The allocation of the cost to acquire Stone was completed during the fourth quarter of 1999 and included, among other things, adjustments for final appraisals of assets, adjustments to exit liabilities, the resolution of litigation related to the Company's investment in FCPC (See Part 1, Item 3. Legal Proceedings) and the related deferred taxes. The final allocation resulted in acquired goodwill of $3,202 million, which is being amortized on a straight-line basis over 40 years.

The exit liabilities remaining for JSC(U.S.) and Stone as of December 31, 1999 consisted of approximately $212 million of anticipated cash expenditures. Since the Merger, through December 31, 1999, approximately $83 million (28%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. Future cash outlays under the restructuring of Stone and JSC(U.S.) operations are anticipated to be $158 million (including the $123 million FCPC payment) in 2000, $11 million in 2001 and $43 million thereafter. The remaining cash expenditures will continue to be funded through operations as originally planned. Additional restructuring charges are expected in 2000 as management finalizes its plans.

Merger synergies of $350 million are targeted by the end of 2000. Approximately half of this amount is projected to come from optimizing the combined manufacturing systems of JSC(U.S.) and Stone. Merger synergies achieved in 1999, including the benefits of mill shutdowns at the end of 1998 and staff headcount reductions, totaled approximately $284 million. The cost to implement the savings achieved was approximately $41 million in 1999.

RESULTS OF OPERATIONS
---------------------

SSCC's results include the results of Stone for 1999 and for the period after November 18, 1998.

Segment Data

(In millions)
                                                             1999                  1998                  1997
                                                        -------------          ------------          ------------
                                                        Net      Profit/      Net      Profit/      Net      Profit/
                                                       Sales     (Loss)      Sales     (Loss)      Sales     (Loss)
                                                     -----------------------------------------------------------------
Containerboard and corrugated containers.........      $4,636     $ 478      $2,014     $  117     $1,607     $   56
Boxboard and folding cartons.....................         836        62         785         67        752         68
Other operations.................................       1,679       101         686         40        598         39
                                                       ------     -----      ------     ------     ------     ------
Total operations.................................      $7,151       641      $3,485        224     $2,957        163
                                                       ======                ======                ======
Restructuring charge.............................                   (10)                  (257)
Interest expense, net............................                  (563)                  (247)                 (196)
Other, net.......................................                   271                    (56)                   11
                                                                  -----                 ------                ------
Income (loss) from continuing operations
  before income taxes, minority interest,
  extraordinary item and cumulative effect of
  accounting change..............................                 $ 339                 $ (336)               $  (22)
                                                                  =====                 ======                ======

Other, net includes, among other things, corporate expenses and gains or losses on asset sales.

1999 COMPARED TO 1998
---------------------

Net sales of $7,151 million and operating profits of $641 million were significantly higher in 1999 compared to 1998 due primarily to the Merger and improvements in sales prices. Other, net improved $327 million compared to 1998 due primarily to gains recorded on sales of assets in 1999. Income from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change was $339 million in 1999, as compared to a loss of $336 million in 1998. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)                                            1999 Compared to 1998
                                        --------------------------------------------------------
                                          Containerboard     Boxboard
                                           & Corrugated     & Folding       Other
                                            Containers       Cartons     Operations     Total
                                          --------------    ---------    ----------     -----
Increase (decrease) due to:
  Sales prices and product mix.........       $    78          $ (9)        $  37      $   106
  Sales volume.........................                          61             3           64
  Stone merger.........................         2,624                         971        3,595
  1998 acquisition.....................            26                                       26
  Sold or closed facilities............          (106)           (1)          (18)        (125)
                                              -------          ----         -----      -------
Net increase...........................       $ 2,622          $ 51         $ 993      $ 3,666
                                              =======          ====         =====      =======

Containerboard and Corrugated Containers Segment
Net sales of $4,636 million and profits of $478 million for 1999 increased significantly compared to 1998 due primarily to the Merger and improved sales prices for containerboard and corrugated containers. Net sales and profits for the Stone operations for 1999 were $2,902 million and $301 million, respectively, as compared to $318 million and $10 million, respectively, for the period from the Merger Date to December 31, 1998. The Company was able to implement two price increases for containerboard in 1999, totaling $90 per ton for linerboard and $130 per ton for medium. On average, linerboard and corrugated container prices increased 8% and 9%, respectively, compared to 1998. The increase in corrugated prices reflects the price increases implemented and the Company's strategy to rationalize customer mix. SBS prices were lower than 1998 by 3%.

As a result of the Merger, containerboard, kraft paper and market pulp production increased significantly in 1999. Production was also favorably impacted by the acquisition of a containerboard machine from JS Group in November 1998. SBS shipments were higher than 1998 by 2%. Corrugated container sales volume also increased compared to 1998 due primarily to the Merger. Corrugated container shipments were negatively impacted by the closure of four JSC(U.S.) plants and the rationalization of customer mix. Cost of goods sold as a percent of net sales decreased to 80% for 1999 compared to 86% for 1998 due to higher sales prices, plant shutdowns and cost saving initiatives undertaken in connection with the Merger.

Boxboard and Folding Cartons Segment
Net sales for 1999 increased by 7% compared to 1998 while profits decreased by $5 million to $62 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 9% compared to 1998. Boxboard shipments increased by 1% compared to last year. On average, boxboard prices were lower than 1998 by 9% and folding carton prices were comparable to 1998. Cost of goods sold as a percent of net sales increased from 83% in 1998 to 84% in 1999 due primarily to the effect of lower sales prices and higher reclaimed fiber costs.

Other Operations
Net sales of $1,679 million for the Company's other operations for 1999 increased $993 million compared to 1998 and profits increased by $61 million to $101 million due primarily to the industrial bag and international operations acquired in the Merger. Other operations also include the Company's reclamation and specialty packaging operations. Reclamation benefited from higher sales prices in 1999 as a result of increased demand. Compared to 1998, the average price of OCC increased approximately 11% and the total tons of fiber reclaimed and brokered increased 27% due to the additional fiber requirements resulting from the Merger.

Costs and Expenses
Cost of goods sold for 1999 in the Company's Consolidated Statements of Operations increased compared to 1998 due primarily to the Merger. The increase was partially offset by elimination of cost for certain containerboard mill operations which were permanently shut down in December 1998. The Company's overall cost of goods sold as a percent of net sales decreased from 85% in 1998 to 84% in 1999 due primarily to the effects of the Merger and higher sales prices.

Selling and administrative expenses for 1999 increased compared to 1998 due primarily to the Merger. Staff reductions and certain other merger synergies achieved in 1999 had a favorable impact on the Company's administrative expenses. The Company expensed $26 million related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan in 1999. In 1998, the Company expensed $30 million for settlement of certain litigation and $23 million of other Merger-related cost. The Company's overall selling and administrative expense as a percent of net sales declined from 11% in 1998 to 10% in 1999 due primarily to the effects of the Merger and higher sales prices.

Interest expense, net for 1999 was higher than 1998 due primarily to the higher levels of debt outstanding as a result of the Merger. Average effective interest rates for 1999 were comparable to last year.

Other, net in the Company's Consolidated Statements of Operations for 1999 included gains on the sale of the Company's timberlands of $407 million and $39 million on the sale of shares of Abitibi.

The Company recorded income tax expense of $168 million in 1999. The effective rate for the period differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting. At December 31, 1999, the Company had approximately $1,420 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2009 through 2019, with a tax value of $497 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $111 million, which expire from 2000 to 2019. A valuation allowance of $56 million has been established for a portion of these deferred assets. For information concerning income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 8 of the Notes to Consolidated Financial Statements.

Discontinued Operations
In February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, SNC. The Company subsequently decided to continue to operate its Cladwood(R) business. Accordingly, SNC's newsprint results are accounted for as a discontinued operation for all periods presented in the Company's Consolidated Statements of Operations. In November 1999, the Company sold its Newberg, OR newsprint mill for approximately $211 million (see "Liquidity and Capital Resources"). The Company is in negotiations to transfer ownership of the Oregon City mill and does not expect to realize any significant proceeds from the transaction. Transfer of the Oregon City mill will complete the Company's disposition of its newsprint business.

The 1999 results of the discontinued operations included the realized gain on the sale of the Newberg mill, an expected loss on the transfer of the Oregon City mill, the actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City mill through the expected disposition date.

1998 COMPARED TO 1997
---------------------

Net sales of $3,485 million and operating profits of $224 million were higher than 1997 by 18% and 37%, respectively, due primarily to the Merger and higher sales prices for containerboard and corrugated containers. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)                                            1998 Compared to 1997
                                        --------------------------------------------------------
                                          Containerboard     Boxboard
                                           & Corrugated     & Folding       Other
                                            Containers       Cartons     Operations     Total
                                          --------------    ---------    ----------     -----
Increase (decrease) due to:
  Sales prices and product mix........         $ 146           $(13)        $ (53)      $  80
  Sales volume........................           (63)            45            22           4
  Stone merger........................           318              1           128         447
  Acquisition.........................             9                                        9
  Sold or closed facilities...........            (3)                          (9)        (12)
                                               -----           ----         -----       -----
Net increase..........................         $ 407           $ 33         $  88       $ 528
                                               =====           ====         =====       =====

Containerboard and Corrugated Containers Segment
Net sales of the Containerboard and Corrugated Containers segment increased 25% compared to 1997 to $2,014 million and segment profits increased $61 million over 1997 to $117 million. The increase in net sales was due primarily to the Merger and improved sales prices. The profit increase was due primarily to the improvements in sales price. Net sales and profits for the Stone operations included in this segment for the period after November 18, 1998 were $318 million and $10 million, respectively.

Containerboard and corrugated container prices were higher in 1998 by 16% and 11%, respectively, compared to 1997. SBS prices declined 2% during the period. Containerboard sales volume for the Company's mills in 1998 declined 2% compared to 1997 due to the closure of three JSC(U.S.) containerboard mills, effective December 1, 1998 (See "Restructuring and Merger") and higher levels of economic downtime. The Company also had 28 days of downtime in 1997 at its Brewton, AL mill associated with a rebuild and upgrade of its mottled white paper machine. Sales volume for the Company's corrugated container facilities declined 5% compared to 1997 due in part to the Company's strategy to rationalize customer mix. Cost of goods sold as a percent of net sales decreased from 88% in 1997 to 86% in 1998 due primarily to the higher sales prices in 1998.

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

Costs and Expenses
The increases in cost of goods sold and selling and administrative expenses in 1998 compared to 1997 were due primarily to the Merger. The Company's overall cost of goods sold as a percent of net sales decreased from 86% in 1997 to 85% in 1998. Selling and administrative expenses in 1998 also included a $30 million pretax charge for the settlement of certain litigation (described below) and $23 million of Merger-related costs. Selling and administrative expenses as a percent of net sales increased from 8% in 1997 to 11% in 1998.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R). The Company recorded a $30 million pretax charge in 1998 for amounts SNC agreed to pay into a settlement fund for administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs (see Item 3. "Legal Proceedings"). The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood(R) cases could exceed established reserves.

Interest expense, net for 1998 was $247 million, an increase of $51 million compared to 1997. The increase was due to higher levels of debt as a result of the Merger.

The Company recorded an income tax benefit of $126 million in 1998. The effective rate for the period differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Discontinued Operations
As explained above, SNC's newsprint results are reflected as discontinued operations for all periods presented in the Company's Consolidated Statements of Operations. The Company had income from discontinued operations, net of tax, in 1998 of $27 million compared to $20 million in 1997. Net sales for discontinued operations amounted to $303 million and $281 million for 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
In 1999, proceeds from the sale of assets of $1,643 million, net cash provided by operating activities of $183 million, proceeds from the exercise of stock options of $17 million and available cash of $131 million were used to fund property additions of $156 million and net debt payments of $1,822 million.

In January 1999, the Company sold 7.8 million shares of its interest in Abitibi for approximately $80 million and in April 1999, the Company sold its remaining interest in Abitibi for approximately $414 million. Proceeds were sufficient to prepay the entire outstanding balance of Stone's Tranche B term loan and, in accordance with the Stone Credit Agreement (as defined below), the revolving credit maturity date was extended from April 30, 2000 to December 31, 2000.

In October 1999, the Company sold 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland to a third party for $710 million, comprised of $225 million of cash and $485 million of installment notes. The installment notes were monetized in a financing transaction completed in November 1999, resulting in proceeds of $430 million. The proceeds from the sale were used to pay down borrowings under the JSC(U.S.) Credit Agreement. A bankruptcy remote special purpose entity holds the installment notes. The monetization transaction was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, the financial assets transferred to this qualifying special purpose entity and the liabilities of that entity are not included in the consolidated financial statements of the Company (see Note 4 of the Notes to Consolidated Financial Statements).

In November 1999, the Company sold its Newberg, OR newsprint mill. Proceeds of approximately $211 million were used to pay down borrowings under the JSC(U.S.) Credit Agreement.

On February 23, 2000, SSCC, Stone and a newly-formed subsidiary of Stone entered into a Pre-Merger Agreement with St. Laurent pursuant to which the Company will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. Stone expects to borrow $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction, which is subject to St. Laurent shareholder and certain regulatory approvals, is expected to occur in the second quarter of 2000.

Financing Activities
In January 1999, Stone obtained a waiver from its bank group for relief from certain financial covenant requirements under the Stone Credit Agreement as of December 31, 1998. Subsequently, on March 23,

1999, Stone and its bank group amended the Stone Credit Agreement to further ease certain quarterly financial covenant requirements for 1999.

In August 1999, Stone repaid its $120 million 11.0% senior subordinated debentures at maturity with borrowings under its revolving credit facility.

In October 1999, JSC(U.S.) amended the JSC(U.S.) Credit Agreement to, (i) permit the sale of the timberland operations and the Newberg mill (ii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, (iii) ease certain quarterly financial covenants for 1999 and 2000 and (iv) permit certain prepayments of other indebtedness.

In October 1999, Stone entered into a new accounts receivable securitization program (the "Stone Securitization Program"). The Stone Securitization Program provides for certain trade accounts receivables to be sold without recourse to Stone Receivables Corporation, a wholly-owned non-consolidated bankruptcy remote qualified special purpose entity. The proceeds from the transaction were used to prepay the borrowings under the prior Stone accounts receivable securitization program.

The credit facilities of JSC(U.S.) and Stone (collectively, the "Credit Agreements") contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreements also require prepayments if JSC(U.S.) or Stone have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance, issuance of certain equity securities or incurrence of certain indebtedness. Stone generated excess cash flow in the fourth quarter of 1999 of approximately $43 million, which is classified as current maturities of long-term debt in the Company's December 31, 1999 Consolidated Balance Sheet. The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.). The obligations under the Stone Credit Agreement are secured by a security interest in substantially all of the assets of Stone and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container plants. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreements and certain note indentures. At December 31, 1999, Stone had accumulated dividend arrearages of approximately $22 million related to a series of its preferred stock.

Stone's senior notes, aggregating $1,698 million (the "Stone Senior Notes") are redeemable in whole or in part at the option of Stone at various dates beginning in February 1999, at par plus a weighted average premium of 2.57%. The Stone senior subordinated debentures (the "Stone Senior Subordinated Debentures"), aggregating $481 million, are redeemable as of December 31, 1999, in whole or in part, at the option of Stone at par plus a weighted average premium of .16%. The indentures governing the Stone Senior Notes and the Stone Senior Subordinated Debentures (the "Stone Indentures") generally provide that in the event of a change of control (as defined), Stone must, subject to certain exemptions, offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures. The Merger constituted such a change in control. As a result, Stone is required to offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures at a price equal to 101% of the principal amount, together with accrued interest. However, because the Stone Credit Agreement prohibits Stone from making an offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures, Stone could not make the offer. Although the terms of the Stone Senior Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. The Company intends to actively seek commercially acceptable sources of financing to repay the outstanding indebtedness under the Stone Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase. There can be no assurance that the

Company will be successful in obtaining such financing or consents or as to the terms of such financing or consents.

Based upon covenants in the Stone Indentures, Stone is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Stone Indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. Stone's equity level was below the minimum equity level during most of 1998. As a result, the interest rates increased. The interest rates on the Stone Indentures returned to the original interest rates on April 1, 1999 due to Stone's equity levels exceeding the minimum on December 31, 1998. Stone's equity level exceeded the minimum on December 31, 1999.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next year to meet its obligations, including debt service, restructuring payments, settlement of the FCPC reorganization plan, expenditures under the Cluster Rule and capital expenditures. Scheduled debt payments in 2000 and 2001 are $174 million and $612 million, respectively, with increasing amounts thereafter. Capital expenditures for 2000 are expected to be approximately $260 million. The Company expects to use any excess cash flow provided by operations to make further debt reductions. As of December 31, 1999, JSC(U.S.) had $485 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and Stone had $447 million of unused borrowing capacity under the Stone Credit Agreement.

In March 2000, Stone entered into a commitment letter under which a financial institution agreed to provide a new $575 million Tranche F term loan, the proceeds of which will be used to redeem Stone's 9-7/8% Senior Notes maturing February 1, 2001. The Tranche F term loan will mature on December 31, 2005 and will be provided through an amendment and restatement of the Stone Credit Agreement. In connection with such amendment and restatement, the Company has requested that the maturity date of the revolving facility under the Stone Credit Agreement be extended from December 31, 2000 to December 31, 2005. The transaction is expected to close in the first quarter of 2000.

Year 2000
The year 2000 problem concerned the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changed to 2000. The Company depends upon its information technology ("IT") and non-IT (used to run manufacturing equipment that contain embedded hardware and software that must handle dates) to conduct and manage the Company's business.

The Company utilized both internal and external resources to evaluate the potential impact of the year 2000 problem and established a year 2000 Program Management Office to guide and coordinate the efforts of its operating units in developing and executing its plan. The year 2000 Program Management Office instituted a seven-phase approach, which enabled the Company to identify all systems and devices, which were determined to be susceptible to the year 2000 problem. Corrective actions were initiated and affected systems or devices were replaced, repaired or upgraded. Through December 31, 1999, the Company spent approximately $54 million to correct the year 2000 problem. The Company does not expect to spend any significant amounts in the future on year 2000 related problems.

Subsequent to midnight on December 31, 1999 (the "Rollover Date"), the Company's financial and administrative systems, communication links and process control systems, which control and monitor production, power, emissions and safety, were verified for operational capability. Only minor issues relating to these systems were noted. The Company has conducted and managed normal business operations as planned since the Rollover Date and has not experienced any loss of production at any mill or converting facility as a result of the year 2000 problem. Minor issues, which surfaced at mills and converting facilities, were addressed and resolved typically within one day. The Company was able to provide customers, upon request, verification of operational capability on January 1, 2000. Furthermore, the Company was not adversely impacted by any disruptions of raw materials, supplies or services provided by key vendors or suppliers.

The Company's year 2000 Program Management Office continues to check for year 2000 issues. However, given the amount of system activity since the Rollover Date, the Company does not expect any major problems related to the year 2000 problem.

Environmental Matters
The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. Capital expenditures for environmental control equipment and facilities were approximately $18 million in 1998 and approximately $29 million in 1999. The Company anticipates that environmental capital expenditures will approximate $200 million in 2000. The majority of the expenditures after 1999 relate to amounts that the Company currently anticipates will be required to comply with the Cluster Rule. In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewater under the Clean Water Act more stringent and imposed new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Though the final rule is still not fully promulgated, the Company currently believes it may be required to make additional capital expenditures of up to $290 million during the next several years in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which compliance action and injunctive and/or monetary relief are sought. The Company has been named as a PRP at a number of sites, which are the subject of remedial activity under CERCLA or comparable state laws. Although the Company is subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during 1999. Future environmental regulations may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on engineering studies and legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental expenditures include projects, which, in addition to meeting environmental concerns, may yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation costs) represent ongoing costs to the Company.

Effects of Inflation
Although inflation has slowed in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact to the extent permitted by competition. Inflationary increases in operating costs have been moderate since 1996, and have not had a material impact on the Company's financial position or operating results during the past three years. The Company uses the last-in, first-out method of accounting for approximately 69% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. As a result of the Merger, approximately 70% of consolidated property, plant and equipment is valued at fair value. For the remainder of the Company's property, plant and equipment, depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

Prospective Accounting Standards
In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on the Company's future earnings and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Foreign Currency Risk
The Company is exposed to foreign currency rate risk. The Company's foreign exchange exposures are the Canadian dollar and the German mark. In general, a weakening of these currencies relative to the U.S. dollar has a negative translation effect. Conversely, a strengthening of these currencies would have the opposite effect. The average exchange rates for the Canadian dollar and the German mark weakened against the U.S. dollar in 1999 by 0.2% and 4.4%, respectively.

Assets and liabilities outside the United States are primarily located in Canada and Germany. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $640 million at December 31, 1999. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $64 million at December 31, 1999. Any loss in fair value would be reflected as a cumulative translation adjustment in Accumulated Other Comprehensive Income and would not impact the net income of the Company.

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German mark obligation. The Company incurred foreign currency transaction gains of $7 million in 1999 that have been recorded in Other, net on the Company's Consolidated Statements of Operations. During 1998, the transaction gains and losses on this obligation were immaterial to the Company.

The Company also enters into foreign currency exchange agreements, the amount of which was not material to the consolidated financial position of the Company at December 31, 1999.

Interest Rate Risk
The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. The Company's financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. The Company periodically enters into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. The Company does not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. The amount of interest rate swaps entered into by the Company was not material to the consolidated financial position of the Company at December 31, 1999.

The table below presents principal amounts by year of anticipated maturity for the Company's debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 6 to the Notes to Consolidated Financial Statements.

Short and Long-Term Debt
 Outstanding as of December 31, 1999                                                         There-           Fair
 (U.S.$, in millions)                              2000     2001     2002     2003    2004   after   Total    Value
----------------------------------------------------------------------------------------------------------------------
 Bank term loans and revolver
   9.4% average interest rate (variable)......    $ 136    $  7    $   58    $  582   $ 76   $262    $1,121   $1,123
 U.S. accounts receivable securitization
   5.9% average interest rate (variable)......                        224                               224      224
 U.S. senior and senior subordinated notes
   10.7% average interest rate (fixed)........       10     566     1,054       503    503    444     3,080    3,145
 U.S. industrial revenue bonds
   8.5% average interest rate (fixed).........        4      13        13        17     13    206       266      266
 Other U.S....................................       11      11        12         6      3      7        50       50
 German mark bank term loans
   5.2% average interest rate (variable)......       11      12        15         1      1               40       40
 Other foreign................................        2       3         2         2      2      1        12       12
                                                 ---------------------------------------------------------------------
 Total debt...................................     $174    $612    $1,378    $1,111   $598   $920    $4,793   $4,860
                                                 =====================================================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Index to Financial Statements:                                       Page No.
                                                                     --------

     Management's Responsibility for Financial Statements............   24
     Report of Independent Auditors..................................   25
     Consolidated Balance Sheets -- December 31, 1999 and 1998.......   26
     For the years ended December 31, 1999, 1998 and 1997:
       Consolidated Statements of Operations.........................   27
       Consolidated Statements of Stockholders' Equity...............   28
       Consolidated Statements of Cash Flows.........................   29
     Notes to Consolidated Financial Statements......................   30

The following consolidated financial statement schedule of Smurfit-Stone Container Corporation is included in Item 14(a):

     II:  Valuation and Qualifying Accounts and Reserves.............   58

All other schedules specified under Regulation S-X for Smurfit-Stone Container Corporation have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of the Company is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

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


/s/ Ray M. Curran                            /s/ Paul K. Kaufmann
-------------------------------------        -----------------------------------
Ray M. Curran                                Paul K. Kaufmann
President and Chief Executive Officer        Vice President and Corporate
                                             Controller (Principal Accounting
                                             Officer)

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Smurfit-Stone Container Corporation

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs.

                                                  /s/ ERNST & YOUNG LLP
                                                  ------------------------------
                                                  ERNST & YOUNG LLP

St. Louis, Missouri
January 24, 2000
except for Note 20, as to which the date is February 23, 2000

                      SMURFIT-STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS


December 31, (In millions, except share data)                                          1999               1998
--------------------------------------------------------------------------------------------------------------
Assets

Current assets
  Cash and cash equivalents..................................................              24         $    155
  Receivables, less allowances of $50 in 1999 and $70 in 1998................             647              743
  Inventories
     Work-in-process and finished goods......................................             238              227
     Materials and supplies..................................................             496              546
                                                                                       -----------------------
                                                                                          734              773
  Refundable income taxes....................................................               7               24
  Deferred income taxes......................................................             130              160
  Prepaid expenses and other current assets..................................              69              129
                                                                                       -----------------------
       Total current assets..................................................           1,611            1,984
Net property, plant and equipment............................................           4,395            5,496
Timberland, less timber depletion............................................              24              276
Goodwill, less accumulated amortization of
  $151 in 1999 and $73 in 1998...............................................           3,328            2,869
Investment in equity of non-consolidated affiliates..........................             176              638
Other assets.................................................................             325              368
                                                                                       -----------------------
                                                                                        9,859         $ 11,631
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt.......................................             174         $    205
  Accounts payable...........................................................             662              533
  Accrued compensation and payroll taxes.....................................             238              181
  Interest payable...........................................................             111              126
  Other current liabilities..................................................             384              304
                                                                                       -----------------------
       Total current liabilities.............................................           1,569            1,349
Long-term debt, less current maturities......................................           4,619            6,428
Other long-term liabilities..................................................             894            1,026
Deferred income taxes........................................................             839            1,113
Minority interest............................................................              91               81
Stockholders' equity
  Preferred stock, par value $.01 per share; 25,000,000 shares authorized;
      none issued and outstanding
  Common stock, par value $.01 per share; 400,000,000 shares authorized, 217,820,762 and 214,959,041 issued and
      and outstanding in 1999 and 1998, respectively.........................               2                2
   Additional paid-in capital................................................           3,436            3,376
   Retained earnings (deficit)...............................................          (1,586)          (1,743)
   Accumulated other comprehensive income (loss).............................              (5)              (1)
                                                                                       -----------------------
       Total stockholders' equity............................................           1,847            1,634
                                                                                       -----------------------
                                                                                        9,859         $ 11,631
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)                                   1999          1998         1997
================================================================================================================================
Net sales.............................................................................         $  7,151     $3,485        $2,957
Costs and expenses
 Cost of goods sold...................................................................            6,022      2,952         2,532
 Selling and administrative expenses..................................................              696        369           249
 Restructuring charge.................................................................               10        257
                                                                                             -----------------------------------
  Income (loss) from operations.......................................................              423        (93)          176
Other income (expense)
 Interest expense, net................................................................             (563)      (247)         (196)
 Other, net...........................................................................              479          4            (2)
                                                                                             -----------------------------------
  Income (loss) from continuing operations before
    income taxes, minority interest, extraordinary item
    and cumulative effect of accounting change........................................              339       (336)          (22)
Benefit from (provision for) income taxes.............................................             (168)       126             3
Minority interest expense.............................................................               (8)        (1)
                                                                                             -----------------------------------
 Income (loss) from continuing operations before extraordinary
  item and cumulative effect of accounting change.....................................              163       (211)          (19)
Discontinued operations
 Income from discontinued operations,
  net of income taxes of $(1) in 1999,
  $(17) in 1998 and $(14) in 1997.....................................................                2         27            20
 Gain on disposition of discontinued operations,
  net of income taxes of $2...........................................................                4
                                                                                             -----------------------------------
    Income (loss) before extraordinary item and
        cumulative effect of accounting change........................................              169       (184)            1
Extraordinary item
 Loss from early extinguishment of debt, net of income
  tax benefit of $7 in 1999 and $9 in 1998............................................              (12)       (13)
Cumulative effect of accounting change
 Start-up costs, net of income tax benefit of $2.....................................                           (3)
                                                                                             -----------------------------------
  Net income (loss)...................................................................              157     $ (200)       $    1
                                                                                             ===================================

Basic earnings per common share
 Income (loss) from continuing operations before
  extraordinary item and cumulative effect of accounting change.......................              .75     $(1.70)       $ (.17)
 Discontinued operations..............................................................              .01        .22           .18
 Gain on disposition of discontinued operations.......................................              .01
 Extraordinary item...................................................................             (.05)      (.11)
 Cumulative effect of accounting change...............................................                        (.02)
                                                                                             -----------------------------------
  Net income (loss)...................................................................              .72     $(1.61)       $  .01
                                                                                             ===================================
Weighted average shares outstanding...................................................              217        124           111
                                                                                             ===================================

Diluted earnings per common share
 Income (loss) from continuing operations before
  extraordinary item and cumulative effect of accounting change.......................              .74     $(1.70)       $ (.17)
 Discontinued operations..............................................................              .01        .22           .18
 Gain on disposition of discontinued operations.......................................              .01
 Extraordinary item...................................................................             (.05)      (.11)
 Cumulative effect of accounting change...............................................                        (.02)
                                                                                             -----------------------------------
  Net income (loss)...................................................................              .71     $(1.61)       $  .01
                                                                                             ===================================
Weighted average shares outstanding...................................................              220        124           111
================================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(In millions, except share data)
--------------------------------------------------------------------------------

                                                              Common Stock                                Accumulated
                                                       ------------------------
                                                             Number        Par   Additional   Retained       Other
                                                               of         Value,  Paid-In     Earnings   Comprehensive
                                                             Shares       $.01    Capital     (Deficit)  Income (Loss)      Total
                                                       -----------------------------------------------------------------------------
Balance at January 1, 1997..........................      110,989,156      $  1     $  1,168   $ (1,544)     $             $  (375)

Comprehensive income
   Net income.......................................                                                  1                          1
   Other comprehensive income, net of tax...........
                                                       -----------------------------------------------------------------------------
     Comprehensive income...........................                                                  1                          1
Issuance of common stock under
     stock option plan..............................            7,638
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1997........................      110,996,794         1        1,168     (1,543)                      (374)

Comprehensive income (loss)
   Net loss.........................................                                               (200)                      (200)
   Other comprehensive income (loss)
       Foreign currency translation adjustment,
         net of tax of $2...........................                                                             3               3
       Minimum pension liability adjustment,
         net of tax of $(2).........................                                                            (4)             (4)
                                                       -----------------------------------------------------------------------------
           Comprehensive income (loss)..............                                               (200)        (1)           (201)
Issuance of common stock for acquisition
   of Stone Container Corporation, net of
   registration costs...............................      103,954,782         1        2,168                                 2,169
Fair value of Smurfit-Stone Container
   Corporation stock options issued to
   convert Stone Container Corporation
   stock options....................................                                      40                                    40
Issuance of common stock under
   stock option plan................................            7,465
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1998........................      214,959,041         2        3,376     (1,743)        (1)          1,634

Comprehensive income (loss)
   Net income.......................................                                                157                        157
   Other comprehensive income (loss)
       Unrealized holding gain on marketable
         securities, net of tax of $2...............                                                             3               3
       Foreign currency translation adjustment,
         net of tax of $(7).........................                                                           (11)            (11)
       Minimum pension liability adjustment,
         net of tax of $2...........................                                                             4               4
                                                       -----------------------------------------------------------------------------
           Comprehensive income (loss)..............                                                157         (4)            153
Issuance of common stock under
   stock option plan................................        2,861,721                     60                                    60
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1999........................      217,820,762      $  2     $  3,436   $ (1,586)     $  (5)        $ 1,847
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)                                      1999            1998           1997
================================================================================================================
Cash flows from operating activities
  Net income (loss)................................................           157         $  (200)       $    1
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
      Gain on disposition of discontinued operations...............            (2)
      Extraordinary loss from early extinguishment of debt.........            19              22
      Cumulative effect of accounting change for start-up costs....                             5
      Depreciation, depletion and amortization.....................           430             168           127
      Amortization of deferred debt issuance costs.................            14               8            11
      Deferred income taxes........................................           137            (113)           13
      Gain on sale of assets.......................................          (446)
      Non-cash employee benefit expense............................            31               9             4
      Foreign currency transaction gains...........................            (7)             (4)
      Noncash restructuring charge.................................             4             179
      Change in current assets and liabilities, net of effects
        from acquisitions and dispositions Receivables.............          (186)             98           (24)
          Inventories..............................................             8               3           (32)
          Prepaid expenses and other current assets................            38             (13)            3
          Accounts payable and accrued liabilities.................            88             (77)           (4)
          Interest payable.........................................           (15)             26            (5)
          Income taxes.............................................             6             (18)           (6)
      Other, net...................................................           (93)             36
                                                                        ----------------------------------------
  Net cash provided by operating activities........................           183             129            88
                                                                        ----------------------------------------
Cash flows from investing activities
  Property additions...............................................          (156)           (285)         (166)
  Timberland additions.............................................                            (2)          (16)
  Investments in affiliates and acquisitions.......................                                          (9)
  Cash acquired with acquisition, net of acquisition costs.........                           222
  Construction funds held in escrow................................                                           9
  Proceeds from property and timberland disposals and sale
    of businesses..................................................         1,417               6             7
  Net proceeds from sale of receivables............................           226
                                                                        ----------------------------------------
  Net cash provided by (used for) investing activities.............         1,487             (59)         (175)
                                                                        ----------------------------------------
Cash flows from financing activities
  Borrowings under bank credit facilities..........................                         1,502
  Net borrowings (repayments) under accounts receivable
    securitization programs........................................          (211)             (1)           30
  Payments of long-term debt.......................................        (1,611)         (1,384)           (7)
  Other increases in long-term debt................................                                          64
  Proceeds from exercise of stock options..........................            17
  Deferred debt issuance costs.....................................                           (44)
                                                                        ----------------------------------------
  Net cash provided by (used for) financing activities.............        (1,805)             73            87
                                                                        ----------------------------------------
  Effect of exchange rate changes on cash..........................             4
                                                                        ----------------------------------------
Increase (decrease) in cash and cash equivalents...................          (131)            143
Cash and cash equivalents
  Beginning of year................................................           155              12            12
                                                                        ----------------------------------------
  End of year......................................................            24         $   155        $   12
================================================================================================================


See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Tabular amounts in millions, except share data)


1.   Significant Accounting Policies

Basis of Presentation: Smurfit-Stone Container Corporation ("SSCC"), formerly Jefferson Smurfit Corporation and hereafter referred to as the "Company," owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is the guarantor of the senior unsecured indebtedness of JSC(U.S.). JSCE, Inc. has no operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States. Stone has domestic and international operations.

Nature of Operations: The Company's major operations are in paper products, recycled and renewable fiber resources, and consumer and specialty packaging. In February 1999, the Company announced its intention to divest its newsprint subsidiary, and accordingly, its newsprint segment is accounted for as a discontinued operation (See Note 13). The Company's paperboard mills procure virgin and recycled fiber and produce paperboard for conversion into corrugated containers, folding cartons, industrial bags and industrial packaging at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Specialty packaging produces labels and flexible packaging for use in industrial, medical and consumer product applications. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for on the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $3 million and $55 million were pledged at December 31, 1999 and 1998 as collateral for obligations associated with the accounts receivable securitization programs (See Note 6).

Revenue Recognition: Revenue is recognized at the time products are shipped to external customers.

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $225 million in 1999 and $303 million in 1998 which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $64 million and $45 million at December 31, 1999 and 1998, respectively.

Net Property, Plant and Equipment: Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12-20 years. Property, plant and equipment acquired in the Merger were recorded at fair value based on the final appraisal results (See Note 2). These assets were assigned remaining useful lives of 18 years for papermill machines and 12 years for major converting equipment.

Timberland, less Timber Depletion: Timberland is stated at cost less accumulated cost of timber harvested. The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized. The Company sold approximately 980,000 acres of owned and leased timberlands in 1999 (See Note 4).

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

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 8).

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

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company (See Note 4).

Employee Stock Options: Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (See Note 11).

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1999 presentation.

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

Computer Software-Internal Use: In March 1998, the AICPA issued SOP 98-1, "Accounting for Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred in connection with developing or obtaining software for internal-use must be capitalized. The adoption of SOP 98-1 did not have a material effect on the 1999 financial statements.

Prospective Accounting Pronouncements: In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on the Company's future earnings and financial position.


2.   Merger and Restructurings

Merger with Stone Container Corporation
On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company ("the Merger"). Under the terms of the Merger, each share of Stone common stock was exchanged for the right to receive .99 of one share of Company common stock. A total of 104 million shares of Company common stock were issued in the Merger, resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million. The Merger was accounted for as a purchase business combination and, accordingly, the results of operations of Stone have been included in the consolidated statements of operations of the Company after November 18, 1998. The purchase price allocation was completed during the fourth quarter of 1999, and includes adjustments for the final appraisals on property, plant and equipment and investments in non-consolidated affiliates, resulting in a decrease in valuations of $726 million and $38 million, respectively; the resolution of litigation related to the Company's investment in Florida Coast Paper Company L.L.C ("FCPC") and Stone Savannah River Pulp and Paper Corporation ("SSR"); the shutdown of converting facilities; and the related deferred taxes.

The final allocation resulted in acquired goodwill of $3,202 million, which is being amortized on a straight-line basis over 40 years.

In October 1999, FCPC and a committee representing the holders of the FCPC secured debt filed a bankruptcy reorganization plan to resolve all matters relating to the bankruptcies of the FCPC Companies. In January 2000, the plan was confirmed and consummated and Stone paid approximately $123 million to satisfy the claims of creditors of FCPC, Stone received title to the FCPC mill, and all claim of the Output Purchase Agreement, as well as any obligations of Stone involving FCPC or its affiliates, were released and discharged. In addition, Four M Corporation ("Four M") issued $25 million of convertible preferred stock to Stone in connection with the consummation of the plan. (See
Note 18).

The litigation related to the Company's purchase of the common stock of SSR was settled for cash payments of approximately $32 million during the third quarter of 1999.

The following unaudited pro forma combined information presents the results of operations of the Company as if the Merger had taken place on January 1, 1998 and 1997, respectively:

Pro Forma Information                                           1998    1997
                                                              ----------------
Net sales....................................................  $7,550  $7,748
Loss from continuing operations before extraordinary item
   and cumulative effect of accounting change................    (999)   (453)
Net loss.....................................................    (992)   (445)
Net loss per common share
   Basic.....................................................   (4.61)  (2.08)
   Diluted...................................................   (4.61)  (2.08)

These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred as of January 1, 1998 and 1997, respectively.

Stone Purchase Allocation
Included in the allocation of the cost to acquire Stone is the adjustment to fair value of property and equipment associated with the permanent shutdown of certain containerboard mill and pulp mill facilities of Stone, liabilities for the termination of certain Stone employees, and liabilities for long-term commitments. The assets at these facilities were recorded at their estimated fair value less cost to sell based upon appraisals. The terminated employees included approximately 550 employees at these mill facilities and 200 employees in Stone's corporate office. These employees were terminated in December 1998. The facilities were shut down during 1998 and the Company is in the process of either selling or dismantling these facilities. The long-term commitments consist of lease commitments and funding commitments on debt guarantees that are associated with the shutdown of Stone's containerboard mill and pulp mill facilities or other investments in which the Company will no longer participate as a result of its merger plan.

During 1999, the Company permanently closed five Stone converting facilities. Included in the purchase price allocation for these facilities are the adjustment to fair value of property, plant and equipment less the costs to sell, liabilities for the termination of employees, and liabilities for long-term commitments, primarily leases. Approximately 500 employees were terminated in 1999. The amounts associated with these closures are included in the following table of exit liabilities as part of the 1999 adjustments.

The following is a summary of the exit liabilities recorded in the allocation of the cost of Stone:

                                                           Balance at                              Balance at
                                     Opening                 Dec. 31,                                Dec. 31,
                                     Balance   Payments        1998      Payments    Adjustments      1999
                                     ---------------------------------------------------------------------------
Severance.........................      $ 14       $ (4)         $ 10        $(13)          $  8         $  5
Lease commitments.................        38         (1)           37          (6)             8           39
Settlement of FCPC litigation.....        37                       37          (1)            87          123
Other commitments.................        19         (6)           13          (2)             4           15
Mill closure costs................         9                        9          (7)            (1)           1
                                     ---------------------------------------------------------------------------
                                        $117       $(11)         $106        $(29)          $106         $183
                                     ---------------------------------------------------------------------------

Restructuring
In connection with the Merger, the Company recorded a pretax restructuring charge of $257 million in 1998 related to the permanent shutdown of certain containerboard mill operations and related facilities formerly operated by JSC(U.S.), the termination of certain JSC(U.S.) employees, and liabilities for lease commitments at the closed JSC(U.S.) facilities. The containerboard mill facilities were permanently shut down on December 1, 1998 and the Company is in various stages of dismantling these facilities. The assets at these facilities were adjusted to their estimated fair value less cost to sell based upon appraisals. The sales and operating income of these mill facilities in 1998 prior to closure were $209 million and $9 million respectively. The terminated employees included approximately 700 employees at these mills and 50 employees in the Company's corporate office. These employees were terminated in December 1998. During 1999, the Company permanently closed eight facilities, which resulted in approximately 400 employees being terminated. A $15 million restructuring charge was recorded related to the facility closures. The 1999 adjustments below include a reduction to 1998 exit liabilities of $5 million and a reclassification of pension liabilities of $12 million.

The following is a summary of the restructuring liabilities recorded:

                                                                    Balance at                                  Balance at
                                    Opening                           Dec. 31,                                    Dec. 31,
                                    Balance   Payment  Adjustments      1998    Charge  Payments  Adjustments      1999
                                    ----------------------------------------------------------------------------------------
Write-down of property and
  equipment to fair value......        $179       $          $(179)        $       $ 4     $            $ (4)         $

Severance......................          27        (3)                      24       5      (27)                        2
Lease commitments..............          21        (1)                      20               (3)                       17
Pension curtailments...........           9                                  9       3                   (12)
Facility closure costs.........          13        (3)                      10       1       (3)                        8
Other                                     8                                  8       2       (3)          (5)           2
                                    ----------------------------------------------------------------------------------------
                                       $257       $(7)       $(179)        $71     $15     $(36)        $(21)         $29
                                    ----------------------------------------------------------------------------------------

Other Merger Related Charges
In addition, the Company recorded $23 million of Merger related charges as selling and administrative expenses during the fourth quarter of 1998. These charges pertained to professional management fees to achieve operating efficiencies from the Merger, fees for management personnel changes and other Merger cost.

Cash Requirements
Future cash outlays under the restructuring of Stone and JSC(U.S.) operations are anticipated to be $158 million in 2000 (including the $123 million FCPC settlement), $11 million in 2001, $11 million in 2002, and $32 million thereafter. The Company is continuing to evaluate all areas of its business in connection with its merger integration, including the identification of additional converting facilities that might be closed.

3.   Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                         1999          1998
                                                      -------------------------
Land...............................................    $   122        $   145
Buildings and leasehold improvements...............        496            780
Machinery, fixtures and equipment..................      4,662          5,279
Construction in progress...........................        127            156
                                                      -------------------------
                                                         5,407          6,360
Less accumulated depreciation and amortization.....     (1,012)          (864)
                                                      -------------------------
    Net property, plant and equipment..............    $ 4,395        $ 5,496
                                                      -------------------------

Property, plant and equipment was adjusted by $726 million in Stone's final purchase price allocation (See Note 2). Depreciation and depletion expense was $352 million, $153 million, $119 million for 1999, 1998 and 1997 respectively. Net property, plant and equipment include capitalized leases of $76 million and $68 million and related accumulated amortization of $32 million and $23 million at December 31, 1999 and 1998, respectively.

4.   SFAS No. 125 Transactions

Stone Receivables Securitization Program
On October 15, 1999, the Company entered into a new six-year $250 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation ("SRC"), a wholly-owned non-consolidated subsidiary of the Company. SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. The Company retained a junior interest in the trust which has been classified as accounts receivable in the accompanying consolidated balance sheet.

SRC is a qualified special-purpose entity under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly accounts receivable sold to SRC for which the Company did not retain an interest, are not included in the Company's consolidated balance sheets.

At December 31, 1999, $304 million of accounts receivable had been sold under the program, of which $79 million was retained by the Company as a junior interest and recorded as an accounts receivable in the accompanying consolidated balance sheets.

Timberland Sale and Note Monetization
The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable. The notes were sold to Timber Notes Holdings, a qualified special purpose entity under the provisions of SFAS No. 125, for $430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 125. The cash proceeds from the sale and the monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. At December 31, 1999 the residual interest of $33 million was included in other assets.

The pretax gain of $407 million on the timberland sale and the related note monetization program is included in Other, net in the consolidated statements of operations.


5.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. The Company's significant non-consolidated affiliate at December 31, 1999 is Smurfit-MBI (formerly MacMillian Bathurst, Inc.), a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $389 million and $351 million in 1999 and 1998, respectively.

As of December 31, 1998, the Company owned 25% of Abitibi Consolidated Inc. ("Abitibi"), which had sales of $2,313 million in 1998. In 1999, the Company sold its interest in Abitibi and recorded a $39 million gain, which is reflected in Other, net in the consolidated statements of operations.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented as follows:

                                                       1999           1998
                                                   ----------------------------
Results of operations
  Net sales.....................................       $ 668         $ 417
  Cost of sales.................................         576           384
  Loss before income taxes, minority interest
    and extraordinary charges...................          34           (55)
  Net income (loss).............................          32           (43)


                                                    December 31,  December 31,
                                                       1999          1998
                                                   ----------------------------
Financial position:
  Current assets................................       $ 160         $  964
  Non-current assets............................         150          4,238
  Current liabilities...........................         111            782
  Non-current liabilities.......................         107          1,973
  Stockholders' equity..........................          93          2,447

6.   Long-Term Debt

Long-term debt, as of December 31, is as follows:

Bank Credit Facilities                                                                  1999          1998
                                                                                     ------------------------
JSC(U.S.)
---------
1998 Tranche A Term Loan (8.7% weighted average variable rate), payable in
  various installments through March 31, 2005.....................................     $  275        $  400
1998 Tranche B Term Loan (9.4% weighted average variable rate), payable in
  various installments through March 31, 2006.....................................        115           900
Revolving Credit Facility (9.0% weighted average variable rate), due
  March 31, 2005..................................................................         50            85

Stone
-----
Tranche B Term Loan, payable in various installments through April 1, 2000........                      368
Tranche C Term Loan (9.5% weighted average variable rate), payable in various
  installments through October 1, 2003............................................        181           194
Tranche D Term Loan (9.5% weighted average variable rate), payable in various
  installments through October 1, 2003............................................        173           185
Tranche E Term Loan (9.5% weighted average variable rate), payable in various
  installments through October 1, 2003............................................        234           248
Revolving Credit Facility (10.6% weighted average rate), due December 31, 2000....         93           161
4.98% to 7.96% term loans, denominated in foreign currencies, payable in
  varying amounts through 2004....................................................         40            79
                                                                                     ------------------------
                                                                                        1,161         2,620
 Accounts Receivable Securitization Program Borrowings
 JSC(U.S.) accounts receivable securitization program borrowings (5.9% weighted
  average variable rate), due in February 2002...................................         224           209
 Stone accounts receivable securitization program term loans (6.2% weighted
  average variable rate), due December 15, 2000..................................                       210
                                                                                     ------------------------
                                                                                          224           419
Senior Notes
JSC(U.S.)
---------
 11.25% Series A unsecured senior notes, due May 1, 2004.........................         300           300
 10.75% Series B unsecured senior notes, due May 1, 2002.........................         100           100
  9.75% unsecured senior notes, due April 1, 2003................................         500           500

Stone
-----
10.75% first mortgage notes, due October 1, 2002 (plus unamortized premium
  of $13 and $18)...............................................................          513          518
8.45% mortgage notes, payable in monthly installments through August 1, 2007
  and $69 on September 1, 2007..................................................           81           82
9.875% unsecured senior notes, due February 1, 2001 (plus unamortized premium
  of $3 and $7).................................................................          562          578
11.5% unsecured senior notes, due October 1, 2004 (plus unamortized premium
  of $10 and $12)...............................................................          210          212
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium
  of $5 and $6).................................................................          205          206
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus
  unamortized premium of $2 and $2).............................................          127          127
                                                                                     ------------------------
                                                                                        2,598        2,623
Other Debt
----------
Other (including obligations under capitalized leases of $43 and $44)...........          329          344

Stone Subordinated Debt
10.75% senior subordinated debentures and 1.5% supplemental interest
  certificates, due on April 1, 2002 (less unamortized discount of $3 and $5)...          244          270
10.75% senior subordinated debentures, due April 1, 2002 (less unamortized
  discount of $1 at December 31, 1998)..........................................          200          200
11.0% senior subordinated debentures, due August 15, 1999 (plus unamortized
  premium of $1 at December 31, 1998)...........................................                       120
6.75% convertible subordinated debentures (convertible at $34.28 per share),
  due February 15, 2007 (less unamortized discount of $8 and $8)................           37           37
                                                                                     ------------------------
                                                                                          481          627
                                                                                     ------------------------
 Total debt.....................................................................        4,793        6,633
 Less current maturities........................................................         (174)        (205)
                                                                                     ------------------------
 Total long-term debt...........................................................       $4,619       $6,428
                                                                                     ------------------------

The amounts of total debt outstanding at December 31, 1999 maturing during the next five years are as follows:

2000...............................................    $  174
2001...............................................       612
2002...............................................     1,378
2003...............................................     1,111
2004...............................................       598
Thereafter.........................................       920

Bank Credit Facilities
JSC(U.S.) Credit Agreement
--------------------------
In March 1998, JSC(U.S.) entered into a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $400 million Tranche A Term Loan and a $350 million Tranche B Term Loan. Net proceeds from the offering were used to repay the 1994 JSC(U.S.) Tranche A, Tranche B, and Tranche C Term Loans and revolving credit facility. The write-off of related deferred debt issuance costs totaling $13 million (net of income tax benefits of $9 million) for 1998 is reflected in the accompanying consolidated statements of operations as an extraordinary item.

A commitment fee of .5% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 1999, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $485 million.

On November 18, 1998, JSC(U.S.) and its bank group amended and restated the JSC(U.S.) Credit Agreement to, among other things, (i) allow an additional $550 million borrowing on the Tranche B Term Loan, (ii) allow the purchase of a paper machine from an affiliate (See Note 15), (iii) make a $300 million intercompany loan to SSCC, which was contributed to Stone as additional paid-in capital, (iv) permit the Merger, and (v) ease certain financial covenants.

On October 15, 1999 JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to (i) permit the sale of the timberlands and the Newberg newsprint mill, (ii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, (iii) permit certain prepayments of other indebtedness, and (iv) ease certain quarterly financial covenants for 1999 and 2000. The proceeds from the timberland sale and the Newberg newsprint mill were used to reduce the balance of the Tranche A and Tranche B Term Loans. The write-off of related deferred debt issuance costs totaling $10 million (net of income tax benefits of $6 million) for 1999 is reflected in the accompanying consolidated statements of operations as an extraordinary item.

The JSC(U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of certain equity securities or incurrence of certain indebtedness.

The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by the Company and JSCE, Inc. and its subsidiaries, and are secured by a security interest in substantially all of the assets of JSC(U.S.) and its material subsidiaries, with the exception of cash, cash equivalents and trade receivables. The JSC(U.S.) Credit Agreement is also secured by a pledge of all the capital stock of JSCE, Inc. and each of its material subsidiaries and by certain intercompany notes.

Stone Credit Agreement
----------------------
Stone has a bank credit agreement which provides for four secured senior term loans (Tranche B, Tranche C, Tranche D, and Tranche E Term Loans), aggregating $588 million at December 31, 1999 which mature through October 1, 2003 and a $560 million senior secured revolving credit facility, up to which $62 million may consist of letters of credit, maturing December 31, 2000 (collectively the "Stone Credit Agreement"). Stone pays a .5% commitment fee on the unused portions of its revolving credit facility. At December 31, 1999, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $447 million.

On November 18, 1998, Stone and its bank group amended and restated the Stone Credit Agreement to, among other things, (i) extend the maturity date on the Tranche B Term Loan $190 million payment due on October 1, 1999 to April 1, 2000, (ii) extend the maturity date of the revolving credit facility to April 1, 2000 and to provide a further extension to December 31, 2000 upon repayment of the Tranche B Term Loan on or before its maturity date of April 1, 2000, (iii) permit the use of the net proceeds from the sale of the newsprint and related assets at the Snowflake, AZ, facility to repay a portion of Stone's 11.875% Senior Notes due December 1, 1998, (iv) permit the Merger, and (v) ease certain financial covenants. On April 23, 1999, the Company repaid all outstanding amounts under Tranche B Term Loan with proceeds from the sale of Abitibi.

The Stone Credit Agreement (as amended) contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain covenants. The Stone Credit Agreement also requires prepayments of the term loans if Stone has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of certain equity securities or incurrence of certain indebtedness. Current maturities include $43 million of excess cash flow payments due prior to April 5, 2000. Any prepayments are allocated against the term loan amortization in inverse order of maturity.

During January 1999, the Company obtained a waiver from its bank group for relief from certain financial covenant requirements under the Stone Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999 the Company and its bank group amended the Stone Credit Agreement to ease certain quarterly financial covenant requirements for 1999.

At December 31, 1999, borrowings and accrued interest outstanding under the Stone Credit Agreement were secured by a security interest in substantially all of the assets of Stone and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, five paper mills and the land and buildings of the corrugated container plants.

Accounts Receivable Securitization Program Borrowings
JSC(U.S.) Securitization Program
--------------------------------
JSC(U.S.) has a $315 million accounts receivable securitization program (the "JSC(U.S.) Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a revolving liquidity facility and a $15 million term loan. Under the JSC(U.S.) Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $91 million available for additional borrowing at December 31, 1999, subject to eligible accounts receivable. Borrowings under the JSC(U.S.) Securitization Program, which expire February 2002, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

Stone Securitization Program
----------------------------
On October 15, 1999, the Company entered into the Stone Securitization Program, which is accounted for under SFAS No. 125 (See Note 4). Proceeds from the Stone Securitization Program were used to repay borrowings outstanding under its prior $210 million accounts receivable securitization program.

Senior Notes
JSC(U.S.)
---------
The 11.25% Series A Senior Notes are redeemable in whole or in part at the option of JSC(U.S.), at any time on or after May 1, 1999 with a premium of 5.625% and after May 1, 2000 with a premium of 2.813% of the principal amount. The 10.75% Series B Senior Notes and the 9.75% Senior Notes are not redeemable prior to maturity. Holders of the JSC(U.S.) Senior Notes have the right, subject to certain limitations, to require JSC(U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or, in certain events, from proceeds of major asset sales, as defined.

The Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Stone
-----
Stone's senior notes (the "Stone Senior Notes"), aggregating $1,698 million at December 31, 1999, are redeemable in whole or in part at the option of Stone at various dates, at par plus a weighted average premium of 2.57%. The Merger constituted a "Change of Control" under the Stone Senior Notes and Stone's $481 million outstanding senior subordinated debentures (the "Stone Senior Subordinated Debentures"). As a result, Stone is required, subject to certain limitations, to offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures at a price equal to 101% of the principal amount, together with accrued interest. However, because the Stone Credit Agreement prohibits Stone from making an offer to repurchase the Stone Senior Notes and the Stone Senior Subordinated Debentures, Stone could not make the offer. Although the terms of the Stone Senior Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. Stone intends to actively seek commercially acceptable sources of financing to repay the outstanding indebtedness under the Stone Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase. There can be no assurance that the Company will be successful in obtaining such financing or consents.

In the event Stone does not maintain the minimum Subordinated Capital Base (as defined) of $1 billion for two consecutive quarters, the indentures governing the Stone Senior Notes require Stone to semiannually offer to purchase 10% of such outstanding indebtedness at par until the minimum Subordinated Capital Base (as defined) is attained. In the event the Stone Credit Agreement prohibits such an offer to repurchase, the interest rate on the Stone Senior Notes is increased by 50 basis points per semiannual coupon period up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained.

Stone's Subordinated Capital Base (as defined) was $2,998 million and $3,096 million at December 31, 1999 and December 31, 1998, respectively; however, it was below the $1 billion minimum at September 30, June 30, and March 31, 1998. In April 1998, Stone offered to repurchase 10% of the outstanding Stone Senior Notes. Approximately $1 million of such indebtedness was redeemed under this offer. Effective February 1, 1999 the interest rate on the 9.875% Senior Notes due February 1, 2001 and 12.58% Senior Notes due August 1, 2016 was increased by 50 basis points. Effective February 15, 1999 the interest rate on the 11.5% Senior Notes due August 15, 2006 was also increased 50 basis points. The interest rates on all of the Stone Senior Notes returned to the original interest rate on April 1, 1999 due to Stone's Subordinated Capital Base exceeding the minimum on December 31, 1998.

The 10.75% first mortgage notes are secured by the assets at four of Stone's containerboard mills. The 8.45% mortgage notes are secured by the assets at 37 of Stone's corrugated container plants.

Stone Subordinated Debt
The Stone Senior Subordinated Debentures, aggregating $481 million, are redeemable as of December 31, 1999, in whole or in part at the option of Stone with premiums of the principal amount at par plus a weighted average premium of
 .16%.

In the event Stone does not maintain a minimum Net Worth, as defined, of $500 million, for two consecutive quarters, the interest rate on Stone's 10.75% senior subordinated debentures and 11.0% senior subordinated debentures will be increased by 50 basis points per semiannual coupon period up to a maximum amount of 200 basis points, until the minimum Net Worth is attained.

Stone's Net Worth (as defined) was $2,506 million and $2,590 million at December 31, 1999 and 1998, respectively; however, it was below the $500 million minimum at September 30, June 30 and March 31, 1998. The interest rate on the 11.0% senior subordinated debentures was increased 50 basis points on August 15, 1998 and 50 basis points on February 15, 1999. The interest rate on the 10.75% senior subordinated debentures and the 10.75% senior subordinated debentures with the 1.5% supplemental interest certificates was increased 50 basis points on October 1, 1998. The interest rate on all of the

Stone Senior Subordinated Debentures returned to the original interest rate on April 1, 1999, due to Stone's Net Worth exceeding the minimum at December 31, 1998.

On August 15, 1999, the Company repaid its $120 million 11.0% Senior Subordinated Debentures at maturity with borrowings under its revolving credit facility.

Other
Interest costs capitalized on construction projects in 1999, 1998 and 1997 totaled $4 million, $2 million and $5 million, respectively. Interest payments on all debt instruments for 1999, 1998 and 1997 were $583 million, $206 million and $188 million, respectively.

7.   Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancelable terms in excess of one year, excluding lease committments on closed facilities, are reflected below:

2000.................................................  $ 99
2001.................................................    78
2002.................................................    64
2003.................................................    54
2004.................................................    45
Thereafter...........................................   116
                                                       ----
     Total minimum lease payments....................  $456
                                                       ====

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $156 million, $69 million and $50 million for 1999, 1998 and 1997, respectively.


8.   Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                            1999       1998
                                                       ------------------------
Deferred tax liabilities
  Property, plant and equipment and timberland......      $(1,350)   $(1,622)
  Inventory.........................................          (35)         2
  Prepaid pension costs.............................          (42)       (41)
  Investments in affiliates.........................          (45)       (57)
  Timber installment sale...........................         (129)
  Other.............................................         (151)      (153)
                                                       ------------------------
  Total deferred tax liabilities....................       (1,752)    (1,871)
                                                       ------------------------

                                                          1999         1998
                                                       ------------------------
Deferred tax assets
  Employee benefit plans............................        198         227
  Net operating loss, alternative minimum tax and
    tax credit carryforwards........................        702         559
  Deferred gain.....................................         29          23
  Purchase accounting liabilities...................        132         103
  Deferred debt issuance cost.......................         48          52
  Restructuring.....................................          7          49
  Other.............................................        135         113
                                                       ------------------------
    Total deferred tax assets.......................      1,251       1,126
    Valuation allowance for deferred tax asset......       (208)       (208)
                                                       ------------------------

    Net deferred tax assets.........................      1,043         918
                                                       ------------------------

    Net deferred tax liabilities....................     $ (709)     $ (953)
                                                       ------------------------

At December 31, 1999, the Company had approximately $1,420 million of net operating loss carryforwards for U. S. federal income tax purposes that expire from 2009 through 2019, with a tax value of $497 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $111 million, which expire from 2000 to 2019. A valuation allowance of $56 million has been established for a portion of these deferred tax assets. The Company had approximately $94 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Benefit from (provision for) income taxes from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change is as follows:

                                                         1999     1998    1997
                                                        -----------------------
Current
  Federal                                                $   7    $ 11    $10
  State and local.....................................       1       3
  Foreign.............................................     (19)     (5)
                                                        -----------------------
  Total current benefit (expense).....................     (11)      9     10

Deferred
  Federal.............................................    (123)    103     (5)
  State and local.....................................     (27)     11     (2)
  Foreign.............................................      (7)      3
                                                        -----------------------
  Total deferred benefit (expense)....................    (157)    117     (7)
                                                        -----------------------
    Total benefit from (provision for) income taxes...   $(168)   $126    $ 3
                                                        -----------------------

The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes, minority interest, extraordinary items, and cumulative effect of accounting change is as follows:

                                                                                          1999      1998      1997
                                                                                     --------------------------------
U.S. federal income tax benefit (provision) at federal statutory rate............        $(119)     $119      $ 8
Permanent differences from applying purchase accounting..........................          (29)       (6)      (3)
Permanently non-deductible expenses..............................................           (3)       (2)      (8)
State income taxes, net of federal income tax effect.............................          (17)       14        2
Effect of valuation allowances on deferred tax assets, net of federal benefit....                               7
Other............................................................................                      1       (3)
                                                                                     --------------------------------
Total benefit from (provision for) income taxes..................................        $(168)     $126      $ 3
                                                                                     --------------------------------

The components of the income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change are as follows:

                                                                                         1999      1998      1997
                                                                                     --------------------------------
United States...................................................................         $282     $(338)     $(22)
Foreign.........................................................................           57         2
                                                                                     --------------------------------
Income (loss) from continuing operations before income taxes, minority
  interest, extraordinary item and cumulative effect of accounting change.......         $339     $(336)     $(22)
                                                                                     --------------------------------

The IRS has examined the company tax returns for all years through 1991, and the years have been closed through 1988. The years 1992 through 1994 are currently under examination. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company made income tax payments of $47 million, $22 million and $8 million in 1999, 1998 and 1997, respectively.

9.   Employee Benefit Plans

Defined Benefit Plans
The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The defined benefit plans of JSCE, Inc. were merged with the domestic defined benefit plans of Stone on December 31, 1998 and assets of these plans are available to meet the funding requirements of the combined plans. Approximately 29% of the Company's domestic pension plan assets at December 31, 1999 are invested in cash equivalents or debt securities and 71% are invested in equity securities. Equity securities at December 31, 1999 include .7 million shares of SSCC common stock with a market value of approximately $18 million and 26 million shares of JS Group common stock having a market value of approximately $79 million. Dividends paid on JS Group common stock during 1999 and 1998 were approximately $2 million in each year.

The Company sponsors noncontributory defined benefit pension plans for its foreign operations. Approximately 21% of the foreign pension plan assets at December 31, 1999, are invested in cash equivalents or debt securities and 79% are invested in equity securities.

Postretirement Health Care and Life Insurance Benefits
The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") range from 5.25% to 6.5% at December 31, 1999 decreasing to the ultimate rate of 5.25%. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1999 by $9 million and have an immaterial effect on the annual net periodic postretirement benefit cost for 1999.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                           Defined Benefit Plans       Postretirement Plans
                                                         ----------------------------------------------------
                                                             1999          1998          1999        1998
                                                         ----------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1.......................      $1,789       $  950         $ 178        $ 103
Service cost..........................................          43           18             3            1
Interest cost.........................................         121           68            12            7
Amendments............................................          10            8
Plan participants' contributions......................           1                          6            4
Curtailments..........................................                                     (2)
Actuarial (gain) loss.................................        (150)          22            (9)           3
Acquisitions..........................................                      778                         73
Foreign currency rate changes.........................          (8)                         1
Benefits paid.........................................         (95)         (55)          (21)         (13)
                                                         ----------------------------------------------------
Benefit obligation at December 31.....................      $1,711       $1,789         $ 168        $ 178
                                                         ----------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1................      $1,512       $1,013         $            $
Actual return on plan assets..........................         256           49
Employer contributions................................          14            1            11            9
Plan participants' contributions......................                                      4            4
Acquisitions..........................................                      504
Foreign currency rate changes.........................          10
Benefits paid.........................................         (95)         (55)          (15)         (13)
                                                         ----------------------------------------------------
Fair value of plan assets at December 31..............      $1,697       $1,512         $            $
                                                         ----------------------------------------------------

Over (under) funded status:...........................         (14)      $ (277)        $(168)       $(178)
Unrecognized actuarial (gain) loss....................        (287)          (9)           (5)           6
Unrecognized prior service cost.......................          50           44            (2)          (2)
Net transition obligation.............................          (6)          (9)
                                                         ----------------------------------------------------
Net amount recognized.................................      $ (257)      $ (251)        $(175)       $(174)
                                                         ----------------------------------------------------

Amounts recognized in the balance sheets:
Prepaid benefit cost..................................      $   71       $    52        $            $
Accrued benefit liability.............................        (328)         (303)        (175)        (174)
Additional minimum liability..........................          (3)          (32)
Intangible asset......................................           3            26
Accumulated other comprehensive income................                         4
Deferred tax..........................................                         2
                                                         ----------------------------------------------------
Net amount recognized.................................      $ (257)      $  (251)       $(175)       $(174)
                                                         ----------------------------------------------------

The weighted-average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                          Defined Benefit Plans            Postretirement Plans
                                                       ------------------------------------------------------------
                                                           1999             1998            1999           1998
                                                       ------------------------------------------------------------
Weighted average discount rate:
    U.S. Plans.......................................         8.00%            7.00%         8.00%         7.00%
    Foreign Plans....................................    6.50-8.00%       6.00-7.00%         8.00%         7.00%
Rate of compensation.................................    3.00-4.50%       3.00-3.75%          N/A           N/A
Expected return on assets............................         9.50%            9.50%          N/A           N/A
Health care cost trend on covered charges............          N/A               N/A         6.50%         6.50%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

                                                             Defined Benefit Plans          Postretirement Plans
                                                       ------------------------------------------------------------
                                                          1999      1998       1997      1999      1998      1997
                                                       ------------------------------------------------------------
Service cost.........................................   $  48         26      $ 19       $ 2        $1        $1
Interest cost........................................     121         74        65        12         8         7
Expected return on plan assets.......................    (138)       (90)      (80)
Curtailment cost.....................................       6          2
Amortization of transitional asset...................      (4)        (4)
Recognized actuarial loss............................       3         44
Multi-employer plans.................................       4                              1
                                                       ------------------------------------------------------------
Net periodic benefit cost............................   $  40       $ 12      $  4       $15        $9        $8
                                                       ------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $144 million, $133 million and zero, respectively, as of December 31, 1999 and $795 million, $778 million and $601 million as of December 31, 1998.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $17 million, $10 million and $9 million in 1999, 1998 and 1997, respectively.


10.  Minority Interest

Stone has approximately 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock, $.01 par value, (the "Preferred Stock") issued and outstanding. Each share of Preferred Stock is entitled to one vote on all matters submitted to a vote of Stone's stockholders. The Preferred Stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of .729 shares of SSCC common stock for each share of Preferred Stock), subject to adjustment based on certain events. The Preferred Stock may alternatively be exchanged, at the option of Stone, for new 7% Convertible Subordinated Exchange Debentures of Stone due February 15, 2007 in a principal amount equal to $25.00 per share of Preferred Stock so exchanged. Additionally, the Preferred Stock is redeemable at the option of Stone, in whole or in part, from time to time. Preferred dividends are reflected as a minority interest in the Company's Consolidated Statements of Operations. At December 31, 1999 and 1998, Stone had accumulated dividend arrearages on the Preferred Stock of $22 million and $14 million, respectively. The payment of dividends is prohibited by covenants in certain of the agreements and indentures relating to indebtedness of Stone. However, the accumulated dividend arrearages on the preferred stock are payable upon their conversion, exchange or redemption.

11.  Stock Option and Incentive Plans

Prior to the Merger, the Company and Stone each maintained incentive plans for selected employees. The Company's plan included non-qualified stock options issued at prices equal to the fair market value of the Company's stock at the date of grant which expire upon the earlier of 12 years from the date of grant or termination of employment, death, or disability. The Stone plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of Stone's common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Stone plans were converted into options to acquire SSCC common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of .99 to one established in the Merger Agreement, and all outstanding options under both the Company and the Stone plans became exercisable and fully vested.

In November 1998, the stockholders approved the 1998 Long-Term Incentive Plan (the "1998 Plan") reserving 8.5 million shares of Company common stock for non-qualified stock options and performance awards to officers, key employees, and non-employee directors of the Company. The stock options are exercisable at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The stock options granted during 1999 and 1998 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. In general, options expire 10 years from the date of grant. The performance awards permit the holder to receive amounts, denominated in shares of Company common stock, based on the Company's performance during the period between the date of grant and a pre-established future date. Performance criteria, the length of the performance period, and the form and time of payment of the award are established separately for each grant. There were no performance awards outstanding under the 1998 Plan at December 31, 1999 and 1998.

During the second quarter of 1999, the Company recorded a $26 million charge in selling and administrative expenses related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan.

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

                                                    1999     1998      1997
                                                -----------------------------
Expected option life (years)..................         6        6         5
Risk-free weighted average interest rate......     5.43%    4.79%     6.49%
Stock price volatility........................    52.80%   53.30%    44.20%
Dividend yield................................      0.0%     0.0%      0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information is as follows:

As Reported                                      1999        1998      1997
                                             ---------------------------------
  Net income (loss)........................     $ 157     $ (200)     $   1
  Basic earnings (loss) per share..........       .72      (1.61)       .01
  Diluted earnings (loss) per share........       .71      (1.61)       .01

Pro Forma
  Net income (loss)........................     $ 156     $ (209)     $  (1)
  Basic earnings (loss) per share..........       .72      (1.69)      (.01)
  Diluted earnings (loss) per share........       .71      (1.69)      (.01)

The weighted average fair values of options granted during 1999, 1998 and 1997 were $9.67, $6.98 and $6.63 per share, respectively.

Additional information relating to the plans is as follows:

                                                                          Weighted
                                                                           Average
                                         Shares Under        Option       Exercise
                                            Option         Price Range      Price
                                        --------------------------------------------
Outstanding at January 1, 1997........      7,117,473    $10.00 - 17.63    $10.91
  Granted.............................      1,238,500     13.13 - 15.81     13.43
  Exercised...........................         23,825             10.00     10.00
  Cancelled...........................        164,375     10.00 - 15.81     12.98
                                        -------------
Outstanding at December 31, 1997......      8,167,773     10.00 - 17.63     11.25

  Granted.............................      4,728,000     12.81 - 15.81     12.94
  Exercised...........................         36,950             10.00     10.00
  Cancelled...........................          9,918     11.13 - 22.35     13.67
  Stone addition......................      6,050,196     11.87 - 29.59     14.35
                                        -------------
Outstanding at December 31, 1998......     18,899,101     10.00 - 29.59     12.67

  Granted.............................        636,500     12.81 - 23.38     17.14
  Exercised...........................      4,475,476     10.00 - 22.35     12.37
  Cancelled...........................         99,976     10.00 - 29.59     13.77
                                        -------------
Outstanding at December 31, 1999......     14,960,149     10.00 - 23.38     12.86

The following table summarizes information about stock options outstanding at December 31, 1999:

                                          Weighted      Average                        Weighted
        Range of                           Average     Remaining                       Average
        Exercise            Options       Exercise    Contractual       Options        Exercise
         Prices           Outstanding       Price     Life (Years)    Exercisable        Price
---------------------------------------------------------------------------------------------------
     $10.00 - 12.50          4,688,619      $10.57         5.63          4,688,619      $10.57
      12.81 - 13.51          7,723,164       13.01         8.41          4,320,675       13.16
      14.06 - 15.81          1,486,281       14.47         7.63          1,486,281       14.47
      17.19 - 23.38          1,062,085       19.63         7.03            609,585       20.18
                          ------------                                ------------
                            14,960,149                                  11,105,160

The number of options exercisable at December 31, 1998 and 1997 was 14,386,101 and 483,100 respectively. As of December 31, 1999, approximately 3,357,000 shares were available for grant under the 1998 Plan.

12.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is as follows:

                                       Foreign                        Unrealized        Accumulated
                                      Currency       Minimum       Holding Gain on         Other
                                     Translation     Pension          Marketable       Comprehensive
                                     Adjustment     Liability         Securities       Income (Loss)
                                   -------------------------------------------------------------------
Balance at January 1, 1998.......        $             $                  $                 $
   Current period change.........           3           (4)                                  (1)
                                   -------------------------------------------------------------------
Balance at December 31, 1998.....           3           (4)                                  (1)
   Current period change.........         (11)           4                 3                 (4)
                                   -------------------------------------------------------------------
Balance at December 31, 1999.....        $ (8)         $                  $3                $(5)
                                   -------------------------------------------------------------------

13.  Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation in the prior consolidated financial statements. SNC consists of two newsprint mills in Oregon, and its Cladwood (R) operation, which consists of two plants which manufacture a wood composite panel used in the housing industry. The Company subsequently decided to continue to operate its Cladwood(R) business and therefore Cladwood's (R). The operating income (loss) of $1 million in 1999, $(29) million in 1998 and $1 million in 1997 was reclassified to continuing operations. Cladwood's (R) operating loss in 1998 includes the $30 million charge related to a class action settlement agreement (See Note 18). The revenues and net assets of Cladwood(R) were not material to the consolidated financial statements in any of the periods presented.

In November 1999, the Company sold its Newberg, Oregon newsprint mill for proceeds of approximately $211 million. The Company is in negotiations to transfer ownership of the Oregon City newsprint mill and does not expect to realize any significant proceeds from the transaction. Net gain on disposition of discontinued operations of $4 million includes the realized gain on the sale of the Newberg, Oregon newsprint mill, an expected loss on the sale of the Oregon City, Oregon newsprint mill, actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City newsprint mill through the expected disposition date.

SNC newsprint revenues were $235 million, $303 million and $281 million for 1999, 1998 and 1997, respectively. The net assets of SNC newsprint included in the accompanying consolidated balance sheets as of December 31, 1999 and 1998 consisted of the following:

                                                                           1999       1998
                                                                          -----------------
Inventories and current assets..........................................   $ 34        $ 36
Net property, plant and equipment.......................................    488         183
Other assets............................................................     11           7
Accounts payable and other current liabilities..........................    (94)        (63)
Other liabilities.......................................................     (4)        (42)
                                                                          -----------------
  Net assets (liabilities) of discontinued operations...................   $ (5)       $121
                                                                          -----------------

14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  1999        1998          1997
                                                                                ----------------------------------
Numerator:
Income (loss) from continuing operations before extraordinary
    Item and cumulative effect of accounting change...........................    $163       $(211)        $ (19)

Denominator:
  Denominator for basic earnings per share -
    weighted average shares...................................................     217         124           111
  Effect of dilutive securities:
    Employee stock options....................................................       3
                                                                                ----------------------------------
  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions.......................................................     220         124           111
                                                                                ----------------------------------

Basic earnings (loss) per share from continuing operations before
    extraordinary item and cumulative effect of accounting change.............    $.75      $(1.70)        $(.17)
                                                                                ----------------------------------

Diluted earnings (loss) per share from continuing operations before
    extraordinary item and cumulative effect of accounting change.............    $.74      $(1.70)        $(.17)
                                                                                ----------------------------------

For 1999, convertible debt to acquire one million shares of common stock with an earnings effect of $2 million and additional minority interest shares of three million with an earnings effect of $8 million are excluded from the diluted earnings per share computation because they are antidilutive.

For 1998, options to purchase one million shares of common stock under the treasury stock method, convertible debt to acquire one million shares of common stock with an earnings effect of $2 million, and additional minority interest shares of three million with an earnings effect of $1 million are excluded from the diluted earnings (loss) per share computation because they are antidilutive. Options to purchase an immaterial number of shares of common stock for 1997 were outstanding, but not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares for the year.

15.  Related Party Transactions

Transactions with JS Group
Transactions with Jefferson Smurfit Group plc ("JS Group"), a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:

                                                                                     1999        1998       1997
                                                                                   ------------------------------
Product sales....................................................................     $45         $39        $34
Product and raw material purchases...............................................      21          54         51
Management services income.......................................................       3           4          4
Charges from JS Group for services provided......................................       1                      1
Charges to JS Group for costs pertaining to the Fernandina No.  2
   paperboard machine through November 18, 1998..................................                  50         53
Receivables at December 31.......................................................       2           5          3
Payables at December 31..........................................................      14           4         11

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

On November 18, 1998 the Company purchased the No. 2 paperboard machine located in the Company's Fernandina Beach, Florida, paperboard mill (the "Fernandina Mill") for $175 million from an affiliate of JS Group. Until that date, the Company and the affiliate were parties to an operating agreement whereby the Company operated and managed the No. 2 paperboard machine. The Company was compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred for the entire Fernandina Mill. The compensation was determined by applying various formulas and agreed-upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Stone's Canadian subsidiary, Stone Container (Canada) Inc. ("Stone Canada") owns a 50% interest in Smurfit-MBI. On September 4, 1998, Stone Canada purchased the remaining 50% of Smurfit-MBI from MacMillan Bloedel Ltd. for $185 million (Canadian). Simultaneously, Stone Canada sold the newly acquired 50% interest to JS Group for the same amount.

The Company, in connection with Merger related activities, either paid or reimbursed $16 million in legal fees, financial advisory fees and executive compensation to JS Group in 1998.

Transactions with Non-consolidated Affiliates
The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                            1999      1998
                                                          ------------------
Product sales............................................   $303       $57
Product and raw material purchases.......................     65
Receivables at December 31...............................     43        70
Payables at December 31..................................      3

On October 15, 1998, the Company sold its Snowflake, Arizona newsprint manufacturing operations and related assets to Abitibi for approximately $250 million. The Company retained ownership of a corrugating medium machine located in the facility that Abitibi operated on behalf of the Company pursuant to an operating agreement entered into as part of the sale. Payments made to Abitibi, prior to the sale of the Company's remaining interest (see Note 5), were $17 million in the period from January 1 to April 23, 1999 and $4 million in the period from November 19 to December 31, 1998.


16.  Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are as follows:

                                                                        1999                     1998
                                                               -----------------------   ----------------------
                                                                Carrying       Fair        Carrying      Fair
                                                                  Amount       Value        Amount       Value
                                                               -----------------------   ----------------------
Cash and cash equivalents....................................    $   24        $   24       $  155      $  155
Notes receivable and long-term investments...................        26            26           22          22
Residual interest in timber notes............................        33            33
Long-term debt including current maturities..................     4,793         4,860        6,633       6,690

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable and long-term investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the residual interest is based on discounted future cash flows.


17.  Other, Net

The significant components of other, net are as follows:

                                                                      1999        1998       1997
                                                                     ------------------------------
Foreign currency transaction gains...............................     $  7        $ 4        $
Gain on sale of assets (See Note 4 and 5)........................      446
Income from non-consolidated affiliates..........................       12          4
Other                                                                   14         (4)         (2)
                                                                     ------------------------------
Total other, net.................................................     $479        $ 4        $ (2)
                                                                     ------------------------------

18.  Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.

Stone was a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA required that Stone and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also required Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998, and FCPC and certain of its affiliates filed for Chapter 11 bankruptcy protection in April 1999. Certain creditors of FCPC filed an adverse proceeding in the bankruptcy against Stone and Four M, and certain of their officers and directors, alleging among other things, default with respect to the obligations of Stone and Four M under the OPA. On October 20, 1999, FCPC and a committee representing the holders of the FCPC debt securities filed a bankruptcy reorganization plan ("Plan") that provided for the settlement of all outstanding claims in exchange for cash payments. Under the Plan, which was confirmed and consummated in January 2000, Stone paid approximately $123 million to satisfy the claims of creditors of FCPC, Stone received title to the FCPC mill, and all claims under the OPA, as well as any obligations of Stone involving FCPC or its affiliates, were released and discharged. In addition, Four M issued $25 million of convertible preferred stock to Stone in connection with the consummation of the Plan.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. In 1998, the Company recorded a $30 million pre-tax charge to reflect amounts SNC has paid into a settlement fund, administrative costs, plaintiff's attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood(R) cases could exceed established reserves.

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


19.  Business Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way operating segment information is presented. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

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

The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes four non-reportable segments, specialty packaging, industrial bags, reclamation, international and corporate related items. Corporate related items include goodwill, equity investments, income and expense not allocated to reportable segments (goodwill amortization, interest expense and depreciation expense related to the fair value adjustments made to the historical basis of Stone property, plant and equipment in the purchase price allocation), the adjustment to record inventory at LIFO, and the elimination of intercompany assets and intercompany profit.

In 1998, corporate related items also included a $257 million restructuring charge (See Note 2). The restructuring charge included $179 million for the write-down of property, plant and equipment of the Containerboard and Corrugated Containers segment. In 1999, corporate related items included a $407 million gain on the timberland sale and related note monetization program and a $39 million gain on the sale of Abitibi.


                                                              Container-
                                                                board &        Boxboard &
                                                               Corrugated       Folding
                                                               Containers       Cartons    Other     Total
                                                              -----------------------------------------------
Year ended December 31, 1999
Revenues from external customers............................     $4,636          $836     $1,679     $ 7,151
Intersegment revenues.......................................        193                      287         480
Depreciation, depletion and amortization....................        187            24        208         419
Segment profit (loss).......................................        478            62       (201)        339
Total assets................................................      4,288           449      5,122       9,859
Capital expenditures........................................         81            15         60         156

Year ended December 31, 1998
Revenues from external customers............................     $2,014          $785       $686     $ 3,485
Intersegment revenues.......................................         57                      149         206
Depreciation, depletion and amortization....................         85            22         48         155
Segment profit (loss).......................................        117            67       (520)       (336)
Total assets................................................      5,765           454      5,412      11,631
Capital expenditures........................................        221            26         40         287

                                                           Container-
                                                             board &
                                                           Corrugated    Boxboard &
                                                           Containers     Folding
                                                                          Cartons      Other      Total
                                                           ---------------------------------------------
Year ended December 31, 1997
Revenues from external customers.........................    $1,607        $752        $598     $ 2,957
Intersegment revenues....................................        35                     167         202
Depreciation, depletion and amortization.................        67          21          27         115
Segment profit (loss)....................................        56          68        (146)        (22)
Total assets.............................................     1,467         435         869       2,771
Capital expenditures.....................................       101          37          44         182

The following table presents net sales to external customers by country of origin:

                                                                            1999       1998       1997
                                                                       ---------------------------------
United States.......................................................       $6,359     $3,395     $2,952
Canada..............................................................          211         22          5
Europe and other....................................................          581         68
                                                                       ---------------------------------
   Total net sales..................................................       $7,151     $3,485     $2,957
                                                                       ---------------------------------

The following table presents long-lived assets by country:

                                                                            1999       1998       1997
                                                                       ---------------------------------
United States......................................................        $3,902     $5,254     $1,787
Canada.............................................................           228        191          1
Europe and other...................................................           289        327
                                                                       ---------------------------------
                                                                            4,419      5,772      1,788
Goodwill...........................................................         3,328      2,869        237
                                                                       ---------------------------------
   Total long lived assets.........................................        $7,747     $8,641     $2,025
                                                                       ---------------------------------

20.  Subsequent Event

On February 23, 2000, SSCC, Stone and a newly-formed subsidiary of Stone entered into a Pre-Merger Agreement with St. Laurent Paperboard Inc. pursuant to which the Company will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. Stone expects to borrow $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction, which is subject to St. Laurent shareholder and certain regulatory approvals, is expected to occur in the second quarter of 2000.

21. Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                                        First       Second        Third        Fourth
                                                                       Quarter      Quarter      Quarter       Quarter
                                                                     ----------------------------------------------------
1999
    Net sales.......................................................    $1,705       $1,730        $1,792       $1,924
    Gross profit....................................................       191          273           304          361
    Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change................       (92)         (23)          (11)         289
    Discontinued operations.........................................         4           (1)           (4)           3
    Gain on disposition of discontinued operations..................                                                 4
    Extraordinary item..............................................                     (1)           (1)         (10)
    Net income (loss)...............................................       (88)         (25)          (16)         286

    Basic earnings (loss) per share:
    Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change................      (.43)        (.11)         (.05)        1.33
    Discontinued operations.........................................       .02         (.01)         (.02)         .03
    Extraordinary item..............................................                                              (.05)
    Net income (loss)...............................................      (.41)        (.12)         (.07)        1.31

    Diluted earnings (loss) per share:
    Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change................      (.43)        (.11)         (.05)        1.29
    Discontinued operations.........................................       .02         (.01)         (.02)         .03
    Extraordinary item..............................................                                              (.04)
    Net income (loss)...............................................      (.41)        (.12)         (.07)        1.28


1998
    Net sales.......................................................    $  769       $  769        $  763       $1,184
    Gross profit....................................................       128          126           125          154
    Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change................         3            2             3         (219)
    Discontinued operations.........................................         8            9             5            5
    Extraordinary item..............................................       (13)
    Cumulative effect of accounting change..........................        (3)
    Net income (loss)...............................................        (5)          11             8         (214)

    Basic earnings (loss) per share:
    Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change................       .03          .02           .03        (1.36)
    Discontinued operations.........................................       .07          .08           .04          .03
    Extraordinary item..............................................      (.12)
    Cumulative effect of accounting change..........................      (.03)
                                                                    ----------------------------------------------------
    Net income (loss)...............................................      (.05)         .10           .07        (1.33)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change............           .03          .02           .03        (1.36)
Discontinued operations.........................................           .07          .08           .04          .03
Extraordinary item..............................................          (.11)
Cumulative effect of accounting change..........................          (.03)
                                                                    ----------------------------------------------------
Net income (loss)...............................................          (.04)         .10           .07        (1.33)

                      SMURFIT-STONE CONTAINER CORPORATION
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in millions)


                    Column A                         Column B       Column C       Column D      Column E        Column F
-------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                    Balance at      Charged to                                   Balance at
                                                   Beginning of     Costs and                    Deductions        End of
                   Description                        Period         Expenses         Other       Describe         Period
-------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and
  sales returns and allowances:

    Year ended December 31, 1999.................      $  70         $              $  (9) (a)      $  11 (b)       $ 50
                                                  -----------------------------------------------------------------------------
    Year ended December 31, 1998.................      $  10         $   3          $  60 (c)       $   3 (b)       $ 70
                                                  -----------------------------------------------------------------------------
    Year ended December 31, 1997.................      $   9         $   2          $               $   1 (b)       $ 10
                                                  -----------------------------------------------------------------------------

Stone exit liabilities:

    Year ended December 31, 1999                       $ 106                        $ 106 (d)       $  29 (e)       $183
                                                  -----------------------------------------------------------------------------
    Year ended December 31, 1998                       $             $              $ 117 (d)       $  11 (e)       $106
                                                  -----------------------------------------------------------------------------

Restructuring:

    Year ended December 31, 1999                       $  71         $  15          $  (5) (f)      $  52 (e)       $ 29
                                                  -----------------------------------------------------------------------------
    Year ended December 31, 1998                       $             $ 257          $               $ 186 (e)       $ 71
                                                  -----------------------------------------------------------------------------

(a) Includes the effect of the accounts receivable securitization application of SFAS No. 125.
(b)  Uncollectible amounts written off, net of recoveries.
(c)  Amount related to the acquisition of Stone.
(d) Charges associated with exit activities and litigation settlements included in the purchase price allocation of Stone.
(e)  Charges against the reserves.
(f)  Reduction to 1998 exit liabilities.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Directors
Set forth below is information concerning the directors of the Company.

Ray M. Curran, born May 13, 1946, was named to succeed Roger W. Stone as President and Chief Executive Officer of the Company as of April 1, 1999. He was Executive Vice President and Deputy Chief Executive Officer from November 1998 until March 31, 1999. He was Financial Director of JS Group from February 1996 to November 1998 and prior to that served as Chief Financial Officer of JS Group since 1992.

Richard A. Giesen, born October 7, 1929, is Chairman of the Board and CEO of Continental Glass & Plastic, Inc. Mr. Giesen is a director of GATX Corporation and Chairman and Chief Executive Officer of Continere Corporation and served as a director of Stone from 1974 to 1998.

Alan E. Goldberg, born September 1, 1954, has been Chairman and CEO of Morgan Stanley Dean Witter ("MSDW") Private Equity since February 1998. Prior thereto, he was co-head of MSDW Private Equity. He has been a Managing Director of Morgan Stanley & Co. Incorporated since January 1988. Mr. Goldberg also serves as a director of Allegiance Telecom, Inc., Catalytica, Inc., Equant, N.V. and several private companies.

Howard E. Kilroy, born January 30, 1936, was named a director in July 1999. He joined JS Group in 1973 and was appointed Chief Operations Director in 1978 and President in 1986. He was also Senior Vice President of the Company. Mr. Kilroy retired from these positions in 1995. Mr. Kilroy is a director of JS
Group and CRH plc, and is Governor of the Bank of Ireland.

James J. O'Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company. He is a director of American National Can, Corning Incorporated, The Tribune Company, United Airlines, and various other Chicago businesses, cultural and charitable organizations.

Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation. Mr. Pearlman is a director of Ryerson-Tull Inc., Nanophase, Inc. and Parsons Group L.L.C. and served as director of Stone from 1984 to 1998.

Thomas A. Reynolds, III, born May 12, 1952, has been a Partner since 1984 with Winston & Strawn, a law firm that regularly represents the Company on numerous matters. Mr. Reynolds is an adjunct faculty member in trial advocacy at Northwestern University School of Law. He also serves as a director of Westell Technologies, Inc.

Dermot F. Smurfit, born October 8, 1944, has been Joint Deputy Chairman of JS Group since January 1984 and World Vice President - Marketing and Sales since July 1997. Prior to July 1997, he held various senior positions in JS Group. Dr. Dermot Smurfit is Chairman of Kraft Manufacturers Institute (KMI) and a member of the Board of the Confederation of European Paper Industries, and a director of JS Group and ACE Ltd. He is a brother of Dr. Michael W. J. Smurfit.

Michael W. J. Smurfit, born August 7, 1936, is Chairman of the Board of Directors of the Company. He has been Chairman and Chief Executive Officer of JS Group since 1977. Dr. Smurfit was Chief Executive Officer of the Company prior to July 1990. He is a brother of Dr. Dermot F. Smurfit.

Executive Officers
Set forth below is information concerning the executive officers of the Company.

Michael W. J. Smurfit - See Directors.

Ray M. Curran - See Directors.

Peter F. Dages, born December 13, 1950, was appointed Vice President and General Manager - Corrugated Container Division in April 1999. Mr. Dages was Vice President and Regional Manager of the Corrugated Container Division of Stone from 1996 until April 1999. Prior to that, he held various managerial positions in the Corrugated Container Division of Stone since 1991.

James D. Duncan, born June 12, 1941, has been Vice President and General Manager
- Specialty Packaging Division since November 1998. Mr. Duncan was Vice President and General Manager - Industrial Packaging Division from October 1996 to November 1998. He was Vice President and General Manager, Converting Operations - Industrial Packaging Division from April 1994 to October 1996 and served as General Manager, Converting Operations - Industrial Packaging Division from February 1993 to April 1994. Prior to that, he was President and Chief Executive Officer of Sequoia Pacific Systems, an affiliate of JS Group, which he joined in August 1989.

Daniel J. Garand, born December 12, 1950, joined the Company in October 1999 as Vice President of Supply Chain Operations. For three years prior to joining the Company, Mr. Garand held senior level positions in global supply chain management for AlliedSignal's Automotive Products Group. Prior to that, he was employed by Digital Equipment Company for 26 years in a variety of management positions in logistics, acquisitions and distribution.

Edwin C. Goffard, born October 30, 1963, joined the Company in May 1999 as Vice President to develop the Company's synergy program. Prior to joining the Company, Mr. Goffard was director of purchasing for Pepsi-Cola Company since 1996. Prior to that, he was a consultant for McKinsey & Company since 1989.

Michael F. Harrington, born August 6, 1940, has been Vice President - Employee Relations since January 1992. Prior to joining the Company, he was Corporate Director of Labor Relations/Safety and Health with Boise Cascade Corporation for more than five years.

Charles A. Hinrichs, born December 3, 1953, has been Vice President and Treasurer since April 1995. Prior to joining the Company, Mr. Hinrichs held senior level positions at The Boatmen's National Bank of St. Louis for 13 years, where most recently he was Senior Vice President and Chief Credit Officer.

Craig A. Hunt, born May 31, 1961, has been Vice President, Secretary and General Counsel since November 1998. Prior to that he was Senior Counsel and Assistant Secretary from January 1993 to November 1998. He joined the Company in 1990 as Staff Counsel.

Paul K. Kaufmann, born May 11, 1954, has been Vice President and Corporate Controller since July 1998. He was Corporate Controller from March 1998 to July 1998. Prior to that he was Division Controller for the Containerboard Mill Division from November 1993 until March 1998. Prior to that, he held other accounting positions since joining the Company in 1990.

Jay D. Lamb, born September 25, 1947, has been Vice President and General Manager of SNC since May 1996. He was Director of Operations of SNC from May 1995 to May 1996. Prior to that, he held various accounting and managerial positions with SNC since joining the Company in 1970.

Leslie T. Lederer, born July 20, 1948, has been Vice President - Strategic Investment Dispositions since November 1998. He was Vice President, Secretary and General Counsel of Stone from 1987 to November 1998.

F. Scott Macfarlane, born January 17, 1946, has been Vice President and General Manager - Folding Carton and Boxboard Mill Division since November 1995. He served as Vice President and General Manager of the Folding Carton Division from December 1993 to November 1995. Prior to that, he held various managerial positions within the Folding Carton Division since joining the Company in 1971.

Timothy McKenna, born March 25, 1948, has been Vice President - Investor Relations and Communications since July 1997. He joined the Company in October 1995 as Director of Investor Relations and Communications. Prior to joining the Company, he was employed by Union Camp Corporation for 14 years, where most recently he was Director of Investor Relations.

Patrick J. Moore, born September 7, 1954, has been Vice President and Chief Financial Officer of the Company since October 1996. He was Vice President and General Manager - Industrial Packaging Division from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994 and was Treasurer from October 1990 to February 1993. He joined the Company in 1987 as Assistant Treasurer. He is a director of First Financial Planners, Inc.

Mark R. O'Bryan, born January 15, 1963, joined the Company in October 1999 as Vice President - Procurement. Prior to joining the Company, Mr. O'Bryan was employed for 13 years at General Electric Corporation, where he held senior level positions in global sourcing and materials management at several of General Electric Corporation's manufacturing businesses.

Thomas A. Pagano, born January 21, 1947, has been Vice President - Planning since May 1996. He was Director of Corporate Planning from September 1995 to May 1996. Prior to that, Mr. Pagano held various managerial positions within the Company's Container Division since joining the Company in 1971, including Area Regional General Manager from January 1994 to September 1995.

John M. Riconosciuto, born September 4, 1952, has been Vice President and General Manager - Bag Packaging Division since November 1998. He was Vice President and General Manager - Industrial Bag and Specialty Packaging Division of Stone from January 1997 to November 1998. From July 1995 to January 1997, he was Vice President and General Manager of the Multiwall Group of Stone, and prior to that, Vice President of Marketing and Specialty Packaging of the Industrial and Specialty Packaging Division of Stone since 1993.

David C. Stevens, born August 11, 1934, has been Vice President and General Manager - Smurfit Recycling Company since January 1993. Prior to that, he was General Sales Manager for the Reclamation Division since joining the Company in 1987.

William N. Wandmacher, born September 12, 1942, has been Vice President and General Manager - Containerboard Mill Division since January 1993. He served as Division Vice President - Medium Mills from October 1986 to January 1993. Prior to that, he held various positions in production, plant management and planning since joining the Company in 1966.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required in response to this item is set forth under the captions "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the SSCC Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

All of the outstanding JSC(U.S.) Common Stock is owned by JSCE, and all of the JSCE Common Stock is owned by SSCC. Additional information required in response to this item is set forth under the caption "Principal Stockholders" in the SSCC Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required in response to this item is set forth under the caption "Certain Transactions" in the SSCC Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

            (3) Exhibits.

3.1 Restated Certificate of Incorporation of SSCC (incorporated by reference to Exhibit 3(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

3.2 Restated Bylaws of SSCC (incorporated by reference to Exhibit 3(b) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

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

10.1 Subscription Agreement among SSCC, JSC(U.S.), CCA and SIBV (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

10.2* JSC(U.S.) Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.3*       JSC(U.S.) Management Incentive Plan (incorporated by reference to
            Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4(a)* Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan dated as of May 1, 1997 (incorporated by reference to Exhibit
            10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4(b) Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(a) Amended and Restated Credit Agreement, dated as of November 18, 1998, among SSCC, JSCE, JSC(U.S.) and the banks party thereto (incorporated by reference to Exhibit 10.6 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.5(b) First Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among SSCC, JSCE, JSC(U.S.) and the Banks party thereto (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.5(c) Second Amendment of Amended and Restated Credit Agreement, dated as of October 15, 1999, among SSCC, JSCE, JSC(U.S.) and the Banks party thereto (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1999).

10.6(a) Term Loan Agreement dated as of February 23, 1995 among JS Finance and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(b) Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper) as of February 23, 1995 (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(c) Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper) as of February 23, 1995 (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(d) Receivables Purchase and Sale Agreement dated as of February 23, 1995 among JSC(U.S.), as the Initial Servicer and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(e) Liquidity Agreement dated as of February 23, 1995 among JS Finance, the Financial Institutions party thereto, as Banks, Bankers Trust Company, as Facility Agent and Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(f) Commercial Paper Dealer Agreement dated as of February 23, 1995 among BT Securities Corporation, MS&Co., JSC(U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(g) Addendum dated March 6, 1995 to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(h) First Omnibus Amendment dated as of March 31, 1996 to the Receivables Purchase and Sale Agreement among JSC(U.S.), JS Finance and the Banks party thereto (incorporated by reference to Exhibit
            10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.6(i) Affiliate Receivables Sale Agreement dated as of March 31, 1996 between SNC and SSCC (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1996).

10.6(j) Amendment No. 2 dated as of August 19, 1997 to the Term Loan Agreement among JS Finance and Bank Brussels Lambert, New York Branch and JSC(U.S.) as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(k) Amendment No. 2 dated as of August 19, 1997 to the Receivables Purchase and Sale Agreement among JSC(U.S.) as the Seller and Servicer and JS Finance as the Purchaser, Bankers Trust Company as Facility Agent and Bank Brussels Lambert, New York Branch as the Term Bank (incorporated by reference to Exhibit 10.12(k) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31,
            1997).

10.6(l) Amendment No. 2 dated as of August 19, 1997 to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC(U.S.) as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the Financial Institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7(a) Amended and Restated Credit Agreement dated as of November 18, 1998 among Stone, the Financial Institutions signatory thereto, and Bankers Trust Company, as agent (incorporated by reference to Exhibit 15 to Stone's Report on Form 8-A/A dated November 18, 1998).

10.7(b) First Amendment of Amended and Restated Credit Agreement dated as of March 23, 1999, among Stone, the Financial Institutions signatory thereto, and Bankers Trust Company, as agent (incorporated by reference to Exhibit 4(b)(ii) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.7(c) Second Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among Stone, the Financial Institutions signatory thereto and Bankers Trust Company, as agent (incorporated by reference to Exhibit 10.1 to Stone's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.8* Consulting Agreement dated as of October 24, 1996 by and between James E. Terrill and JSC(U.S.) (incorporated by reference to Exhibit
            10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.9 Standstill Agreement dated as of May 10, 1998, as amended, among JSG, MSLEF and SSCC (incorporated by reference to Exhibit 10(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.10 Registration Rights Agreement dated as of May 10, 1998 among MSLEF, SIBV, SSCC and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10(e) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.11 Voting Agreement dated as of May 10, 1998, as amended, among SIBV, MSLEF and Mr. Roger W. Stone (incorporated by reference to Exhibit 10(f) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.12(a)*   SSCC 1998 Long Term Incentive Plan (incorporated by reference to
            Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.12(b)*   First Amendment of the SSCC 1998 Long-Term Incentive Plan
            (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1999).

10.13* Forms of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.14* Stone Container Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.15* Stone Container Corporation 1982 Incentive Stock Option Plan (incorporated by reference to Appendix A to the Prospectus included in Stone's Form S-8 Registration Statement, Registration Number 2-79221, effective September 27, 1982).

10.16(a)*   Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone's Proxy Statement dated as of April 10, 1992).

10.16(b)*   Amendment of the Stone 1993 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.17* Stone Container Corporation 1992 Long-Term Incentive Program (incorporated by reference to Exhibit A to Stone's Proxy Statement dated as of April 11, 1991).

10.18(a)*   Stone Container Corporation 1995 Long-Term Incentive Plan
            (incorporated by reference to Exhibit A to Stone's Proxy Statement dated as of April 7, 1995).

10.18(b)*   Amendment of the 1995 Long-Term Incentive Plan of Stone
            (incorporated by reference to Exhibit 10.2 to Stone's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1999).

10.19 Management Services Agreement, dated January 1, 1993, by and between SSCC, Smurfit Packaging Corporation and SNC (incorporated by reference to Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.20 Management Services Agreement, dated January 1, 1993, by and between SSCC and Smurfit Packaging Corporation (incorporated by reference to
            Exhibit 10.29 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.21 Management Services Agreement, dated January 1, 1993, by and between SSCC and Sequoia Pacific Voting Equipment, Inc. (incorporated by reference to Exhibit 10.30 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.22 Pension and Insurance Services Agreement, dated January 1, 1997, by and between SSCC and Smurfit Packaging Corporation (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.23 Pension and Insurance Services Agreement, dated January 1, 1997, by and between SSCC and Smurfit Latin America, a division of Smurfit Packaging Corporation (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.24(a) Pooling and Servicing Agreement, dated October 1, 1999 by and among Stone Receivables Corporation, as Transferor, Stone, as Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to
            Exhibit 10.1(a) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.24(b) Series 1999-1 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1999).

10.24(c) Series 1999-2 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1999).

10.24(d) Receivables Purchase Agreement, dated October 15, 1999, between Stone, the Seller and Stone Receivables Corporation, the Purchaser (incorporated by reference to Exhibit 10.1(d) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.25(a) Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit
            2.1 to JSCE, Inc.'s Current Report on Form 8-K dated October 25,
            1999).

10.25(b) First Amendment to Purchase and Sale Agreement, dated October 21, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE, Inc.'s Current Report on Form 8-K dated October 25, 1999).

10.26 Pre-Merger Agreement, dated as of February 23, 2000, among SSCC, Stone, 3038727 Nova Scotia Company and St. Laurent Paperboard Inc. (incorporated by reference to Exhibit 99.2 to SSCC's Current Report on Form 8-K dated February 23, 2000).

10.27*      Employment Agreement of Ray M. Curran.

10.28*      Employment Agreement of Patrick J. Moore.

21.1        Subsidiaries of SSCC.

23.1        Consent of Independent Auditors.

24.1        Powers of Attorney.

27.1        Financial Data Schedule.

*Indicates a management contract or compensation plan or arrangement.

(b)         Report on Form 8-K.

Form 8-K dated October 25, 1999 was filed with the Securities and Exchange Commission in connection with the sale by JSC(U.S.) of timberlands to a third party for approximately $710 million.

Form 8-K dated February 23, 2000 was filed with the Securities and Exchange Commission in connection with the agreement by the Company to acquire St. Laurent Paperboard Inc. for approximately $1.4 billion.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE   March 14, 2000              SMURFIT-STONE CONTAINER CORPORATION
       --------------              -----------------------------------
                                              (Registrant)

                                   BY    /s/ Patrick J. Moore
                                      --------------------------------
                                             Patrick J. Moore
                                   Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

   SIGNATURE                       TITLE                                              DATE
   ---------                       -----                                              ----
                              *    Chairman of the Board
______________________________
Michael W. J. Smurfit              and Director

                              *    President and Chief Executive Officer
______________________________
Ray M. Curran                      and Director (Principal Executive Officer)

/s/ Patrick J. Moore               Vice President and Chief Financial             March 14, 2000
------------------------------
Patrick J. Moore                   Officer (Principal Financial Officer)

/s/ Paul K. Kaufmann               Vice President and Corporate Controller        March 14, 2000
------------------------------
Paul K. Kaufmann                   (Principal Accounting Officer)

                              *    Director
______________________________
Richard A. Giesen

                              *    Director
______________________________
Alan E. Goldberg

                              *    Director
______________________________
Howard E. Kilroy

                              *    Director
______________________________
James J. O'Connor

                              *    Director
______________________________
Jerry K. Pearlman

                              *    Director
______________________________
Thomas A. Reynolds, III

                              *    Director
______________________________
Dermot F. Smurfit

*By /s/ Patrick J. Moore           pursuant to Powers of Attorney filed
------------------------------
Patrick J. Moore                   as a part of the Form 10-K.