Form 10-Q
period 2000-03-31
SMURFIT STONE CONTAINER CORP
filed 2000-05-10
CIK 919226

                          UNITED STATES UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2000
Commission File Number 0-23876


                      SMURFIT-STONE CONTAINER CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      43-1531401
----------------------------------     -----------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


          150 North Michigan Avenue,    Chicago, Illinois       60601
-------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

                                (312) 346-6600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No _____
                                                -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 2000, the registrant had outstanding 218,190,997 shares of common stock, $.01 par value per share.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements
        --------------------

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Three Months Ended March 31, (In millions, except per share data)                 2000         1999
====================================================================================================
Net sales ...............................................................        $1,865      $ 1,705
Costs and expenses
  Cost of goods sold ....................................................         1,481        1,514
  Selling and administrative expenses....................................           179          175
  Restructuring charge ..................................................             6            5
                                                                                 -------------------
   Income from operations................................................           199           11
Other income (expense)
  Interest expense, net .................................................          (121)        (153)
  Other, net.............................................................             7           10
                                                                                 -------------------
   Income (loss) from continuing operations before

     income taxes and minority interest..................................            85         (132)
Benefit from (provision for) income taxes ...............................           (43)          42
Minority interest expense ...............................................            (2)          (2)
                                                                                 -------------------
   Income (loss) from continuing operations..............................            40          (92)
Discontinued operations
   Income from discontinued operations,
     net of income taxes of $1...........................................                          4
                                                                                 -------------------
   Net income (loss).....................................................        $   40      $   (88)
                                                                                 ===================
Basic earnings per common share
 Income (loss) from continuing operations................................        $  .18      $  (.43)
 Discontinued operations ................................................                        .02
                                                                                 -------------------
   Net income (loss).....................................................        $  .18      $  (.41)
                                                                                 ===================
Weighted average shares outstanding .....................................           218          215
                                                                                 ===================
Diluted earnings per common share
 Income (loss) from continuing operations................................        $  .18      $  (.43)
 Discontinued operations ................................................                        .02
                                                                                 -------------------
   Net income (loss).....................................................        $  .18      $  (.41)
                                                                                 ===================
Weighted average shares outstanding .....................................           221          215
====================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,    December 31,
(In millions, except share data)                                                   2000           1999
---------------------------------------------------------------------------------------------------------
Assets                                                                         (Unaudited)
Current assets
  Cash and cash equivalents ......................................                 $    30        $    24
  Receivables, less allowances of $51 in 2000 and $50 in 1999                          680            647
  Inventories
    Work-in-process and finished goods ...........................                     243            238
    Materials and supplies .......................................                     518            496
                                                                               --------------------------
                                                                                       761            734
  Refundable income taxes ........................................                       7              7
  Deferred income taxes ..........................................                     123            130
  Prepaid expenses and other current assets ......................                      60             69
                                                                               --------------------------
     Total current assets ........................................                   1,661          1,611
Net property, plant and equipment ................................                   4,350          4,395
Timberland, less timber depletion ................................                      25             24
Goodwill, less accumulated amortization of
 $174 in 2000 and $151 in 1999 ...................................                   3,305          3,328
Investment in equity of non-consolidated affiliates ..............                     180            176
Other assets .....................................................                     327            325
                                                                               --------------------------
                                                                                   $ 9,848        $ 9,859
=========================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt ...........................                 $    43        $   174
  Accounts payable ...............................................                     609            662
  Accrued compensation and payroll taxes .........................                     204            238
  Interest payable ...............................................                     142            111
  Other current liabilities ......................................                     284            384
                                                                               --------------------------
     Total current liabilities ...................................                   1,282          1,569
Long-term debt, less current maturities ..........................                   4,848          4,619
Other long-term liabilities ......................................                     879            894
Deferred income taxes ............................................                     862            839
Minority interest ................................................                      93             91
Stockholders' equity
  Preferred stock, par value $.01 per share; 25,000,000
    shares authorized; none issued and outstanding
  Common stock, par value $.01 per share; 400,000,000 shares authorized, 218,190,997 and 217,820,762 issued and
    and outstanding in 2000 and 1999, respectively ...............                       2              2
Additional paid-in capital .......................................                   3,442          3,436
Retained earnings (deficit) ......................................                  (1,546)        (1,586)
Accumulated other comprehensive income (loss) ....................                     (14)            (5)
                                                                               --------------------------
     Total stockholders' equity ..................................                   1,884          1,847
                                                                               --------------------------
                                                                                   $ 9,848        $ 9,859
=========================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended March 31, (In millions)                               2000              1999
==========================================================================================================
Cash flows from operating activities
  Net income (loss)............................................                  $    40            $  (88)
  Adjustments to reconcile net income (loss) to
   net cash used for operating activities
    Depreciation, depletion and amortization...................                       98               110
    Amortization of deferred debt issuance costs...............                        3                 4
    Deferred income taxes......................................                       39               (31)
    Gain on sale of assets.....................................                       (2)
    Non-cash employee benefit expense..........................                        4                10
    Foreign currency transaction gains.........................                       (2)               (4)
    Non-cash restructuring charge..............................                                          3
    Change in current assets and liabilities,
     net of effects from acquisitions and dispositions
      Receivables..............................................                      (38)              (76)
      Inventories..............................................                      (30)               24
      Prepaid expenses and other current assets................                       11                (4)
      Accounts payable and accrued liabilities.................                      (65)               15
      Interest payable.........................................                       30                20
      Income taxes.............................................                       (2)              (23)
    Other, net.................................................                     (133)
                                                                              ----------------------------
   Net cash used for operating activities......................                      (47)              (40)
                                                                              ----------------------------
Cash flows from investing activities
 Property additions............................................                      (49)              (37)
 Proceeds from property and investment
   disposals and sale of businesses............................                        4               108
                                                                              ----------------------------
 Net cash provided by (used for) investing activities..........                      (45)               71
                                                                              ----------------------------
Cash flows from financing activities
 Net borrowings (repayments) of debt...........................                      101              (116)
 Proceeds from exercise of stock options.......................                        6                 2
 Deferred debt issuance costs..................................                       (9)
                                                                              ----------------------------
 Net cash provided by (used for) financing activities..........                       98              (114)
                                                                              ----------------------------
Effect of exchange rate changes on cash........................                                         (1)
Increase (decrease) in cash and cash equivalents...............                        6               (84)
Cash and cash equivalents
 Beginning of period...........................................                       24               155
                                                                              ----------------------------
 End of period.................................................                   $   30            $   71
==========================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Tabular amounts in millions, except share data)


1. Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto   of
Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 1999, (the "SSCC 1999 10-K"), filed March 14, 2000 with the Securities and Exchange Commission.

SSCC, formerly Jefferson Smurfit Corporation, owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is the guarantor of the senior indebtedness of JSC(U.S.). JSCE, Inc. has no other material operations other than its investment in JSC(U.S.). JSC(U.S.) has extensive operations throughout the United States. Stone has extensive domestic and international operations.

2. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Merger and Restructuring

On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company (the "Merger"). The Merger was accounted for as a purchase business combination. The cost to acquire Stone was allocated to the assets acquired and liabilities assumed according to their fair values. The allocation resulted in acquired goodwill of $3,202 million, which is being amortized on a straight-line basis over 40 years.

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded restructuring charges of $6 million and $5 million during the first quarter of 2000 and 1999, respectively, related to the permanent shutdown of various facilities. Additional restructuring charges are expected in 2000 as management finalizes its plans.

4. Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's only significant non-consolidated affiliate at March 31, 2000, is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $110 million and $84 million for the three months ended March 31, 2000 and 1999, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                                 Three months ended
                                                                                      March 31,
                                                                                 2000        1999
                                                                                 ----        ----
Results of operations (a)
 Net sales.....................................................................  $ 167      $ 178
 Cost of sales.................................................................    147        147
 Income (loss) before income taxes, minority interest and extraordinary
    charges....................................................................      8          4
 Net income (loss).............................................................      7          5

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

5. Discontinued Operations

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company transferred ownership of the Oregon City, Oregon newsprint mill on May 9, 2000, thereby completing its exit from the newsprint business. No proceeds from the transfer were received.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                                 Three months ended
                                                                                      March 31,
                                                                              ----------------------
                                                                                   2000       1999
                                                                                  -----       ----
                                                                                  $  40        (88)
 Net income (loss)..........................................................
 Other comprehensive income (loss), net of tax:
   Foreign currency translation.............................................         (9)       (11)
                                                                                 ------     ------
 Comprehensive income (loss)................................................     $   31     $  (99)
                                                                                 ======     ======

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                         Three months ended
                                                                                              March 31,
Numerator:                                                                                  2000      1999
                                                                                           -----      -----
Net income (loss).....................................................................     $  40      $  (92)

Denominator:
Denominator for basic earnings per share -

   Weighted average shares............................................................       218         215
  Effect of dilutive securities:
   Employee stock options.............................................................         3
                                                                                           -----      ------
  Denominator for diluted earnings per share -
   Adjusted weighted average shares...................................................       221         215
                                                                                         =======      ======

Basic earnings (loss) per share from continuing operations............................   $   .18      $ (.43)
                                                                                         =======      ======
Diluted earnings (loss) per share from continuing operations..........................   $   .18      $ (.43)
                                                                                         =======      ======

For the three months ended March 31, 2000 and 1999, convertible debt to acquire one million shares of common stock with an earnings effect of $1 million, and three million additional minority interest shares with an earnings effect of $2 million are excluded from the diluted earnings per share computation because they are antidilutive. For the three months ending March 31, 1999, options to purchase three million shares of common stock under the treasury stock method were also excluded from the diluted earnings per share computation because they are antidilutive.


8. Business Segment Information

The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) Folding Cartons and Boxboard. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Folding Cartons and Boxboard segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons. Folding cartons are used primarily to protect products, such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising.

Other includes four non-reportable segments (specialty packaging, industrial bags, reclamation and international) and corporate related items. Corporate related items include income and expense not allocated to reportable segments, goodwill amortization, net interest expense, the adjustment to record inventory at LIFO and the elimination of intercompany profit.

The information for 1999 has been restated from the prior year's presentation in order to conform to the 2000 presentation.


                                                              Container-
                                                                board &           Folding
                                                              Corrugated         Cartons &
                                                              Containers         Boxboard         Other       Total
                                                              ----------         --------         -----       -----
Three months ended  March 31,
-----------------------------
     2000
     ----
     Revenues from external customers........................    $ 1,188        $   212          $  465       $ 1,865
     Intersegment revenues...................................         57                             94           151
        Income (loss) from continuing operations
         before income taxes and minority interest...........        232             15            (162)           85

     1999
     ----
     Revenues from external customers........................    $ 1,100        $   197          $  408       $ 1,705
     Intersegment revenues...................................         47                             72           119
     Income (loss) from continuing operations
       before income taxes and minority interest.............         56             16            (204)         (132)

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

Stone was a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA required that Stone and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also required Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998, and FCPC and certain of its affiliates filed for Chapter 11 bankruptcy protection in April 1999. Certain creditors of FCPC filed an adverse proceeding in the bankruptcy against Stone and Four M, and certain of their officers and directors, alleging among other things, default with respect to the obligations of Stone and Four M under the OPA. On October 20, 1999, FCPC and a committee representing the holders of the FCPC debt securities filed a bankruptcy reorganization plan ("Plan") that provided for the settlement of all outstanding claims in exchange for cash payments. Under the Plan, which was confirmed and consummated in January 2000, Stone paid approximately $123 million to satisfy the claims of creditors of FCPC, Stone received title to the FCPC mill, and all claims under the OPA, as well as any obligations of Stone involving FCPC or its affiliates, were released and discharged. The Company's payment is reflected in other, net operating activities in the accompanying consolidated statements of
cash flows.   In addition, Four M issued $25 million of convertible preferred stock to Stone in connection with the consummation of the Plan.

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

10. St. Laurent Acquisition

On February 23, 2000, SSCC, Stone and a newly-formed subsidiary of Stone ("Newco") entered into a Pre-Merger Agreement with St. Laurent Paperboard Inc. ("St. Laurent") pursuant to which Newco will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. Stone expects to borrow $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction, which is subject to St. Laurent shareholder and certain regulatory approvals, is expected to occur in the second quarter of 2000.

11. Subsequent Event

On April 18, 2000, Stone entered into an agreement to sell the market pulp mill at its closed Port Wentworth, GA mill site to an outside party for approximately $63 million. Proceeds from the sale, which is expected to close in the second quarter of 2000, will be used for debt reduction. No gain is expected on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

(In millions)                                                                                  Three months ended
                                                                                                    March 31,
                                                                                             -----------------------
                                                                                              2000           1999
                                                                                             ------         -------
Net sales
     Containerboard and corrugated containers.........................................     $  1,188         $ 1,100
     Folding cartons and boxboard.....................................................          212             197
     Other operations.................................................................          465             408
                                                                                           --------         -------
     Total............................................................................     $  1,865         $ 1,705
                                                                                           ========         =======

Profit (loss)
     Containerboard and corrugated containers.........................................     $    232         $    56
     Folding cartons and boxboard.....................................................           15              16
     Other operations.................................................................           34              29
                                                                                           --------         -------
     Total operations.................................................................          281             101
     Restructuring charge.............................................................           (6)             (5)
     Interest expense, net............................................................         (121)           (153)
     Other, net.......................................................................          (69)            (75)
                                                                                           --------         -------
     Income (loss) from continuing operations
       before income taxes and minority interest......................................     $     85         $  (132)
                                                                                           ========         =======

For the three months ended March 31, 2000, net sales for the Company were $1,865 million, an increase of 9% compared to the same period last year and operating profits of $85 million were $217 million higher. The increases in net sales and operating profits were due primarily to higher average sales prices for containerboard, corrugated containers and market pulp. Lower sales volume and closures of operating facilities partially offset the sales price improvements. Other, net includes corporate expenses and other costs not allocated to segments. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)                              Container-
                                            board &            Folding
Increase (decrease)                        Corrugated         Cartons &          Other
in net sales due to:                       Containers         Boxboard        Operations      Total
--------------------                       ----------         --------        ----------      -----
Three months ended March 31,
2000 compared to 1999
---------------------
Sales price and product mix..............   $  182           $    7              $ 53        $  242
Sales volume.............................      (48)               8                16           (24)
Closed or sold facilities................      (46)                               (12)          (58)
                                            ------           ------              ----        ------
    Total increase.......................   $   88           $   15              $ 57        $  160
                                            ======           ======              ====        ======

Containerboard and Corrugated Containers Segment
------------------------------------------------

Net sales of $1,188 million for the three months ended March 31, 2000 increased 8% compared to last year and profits increased by $176 million to $232 million. The increases in net sales and operating profits were due primarily to higher average sales prices for containerboard, corrugated containers and market pulp. Net sales were negatively impacted by the permanent closure of twelve converting facilities since the Merger and lower third party sales of containerboard and kraft paper, market pulp and wood. Reclaimed fiber cost was higher in the first quarter of 2000 compared to last year. Cost of goods sold as a percent of net sales decreased to 71% for the three months ended March 31, 2000 compared to 85% for the same period last year due primarily to the higher average sales prices.

On average, linerboard prices in the first quarter of 2000 were higher than last year by 22% and the average price of corrugated containers was higher by 19%. The Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively, on February 1, 2000. Production of containerboard and kraft paper for the first quarter of 2000 increased 5% compared to last year in spite of economic downtime taken in order to reduce inventories. Shipments of corrugated containers increased 1% compared to last year. The average sales price of market pulp in the first quarter of 2000 increased 51% compared to last year and sales volume declined 16%. The average sales price of solid bleached sulfate in the first quarter of 2000 increased 4% compared to last year and production was higher by 9%.

Folding Cartons and Boxboard Segment
------------------------------------

Net sales of $212 million for the three months ended March 31, 2000 increased by 8% compared to last year and profits decreased by $1 million to $15 million. The sales increase was due to higher average sales prices and increased sales volume compared to last year. Folding carton shipments increased 2% compared to last year. On average, boxboard sales prices were 5% higher and folding carton sales prices were 3% higher than last year. Profits were lower due primarily to higher reclaimed fiber costs compared to last year. Cost of goods sold as a percent of net sales increased to 85% for the three months ended March 31, 2000 compared to 84% for the same period last year due primarily to higher fiber cost.

Other Operations
----------------

Net sales of $465 million for the three months ended March 31, 2000, increased by 14% compared to last year and profits increased by $5 million to $34 million due primarily to the reclamation operation. Demand for reclaimed fiber, particularly for old corrugated containers ("OCC"), the primary grade used by recycled containerboard mills, was strong in the first quarter of 2000 and sales prices increased. Compared to last year, the average price of OCC in the first quarter was higher by approximately $55 per ton and the price of old newsprint was higher by approximately $18 per ton. Total tons of fiber reclaimed and brokered increased 7% compared to last year. Results for the Company's industrial bag, international and specialty packaging operations were comparable to last year.

Costs and Expenses
------------------

The Company's overall cost of goods sold decreased compared to last year due to lower third party sales of containerboard and kraft paper, market pulp and other products. Cost of goods sold as a percent of net sales for the three months ended March 31 decreased from 89% in 1999 to 79% in 2000, due primarily to the higher average sales prices.

Selling and administrative expenses for the three months ended March 31, 2000 were comparable to last year.

Interest expense for the three months ended March 31, 2000 was lower than last year by $32 million, due primarily to lower average debt levels outstanding. The Company's overall average interest rate in the 2000 period was comparable to last year.

Provision for income taxes of $43 million for the three months ended March 31, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Statistical Data

(In thousands of tons, except as noted)                    Three months ended
                                                               March 31,
                                                         ---------------------
                                                          2000            1999
                                                         -----           -----
Mill production:
     Containerboard....................................  1,681           1,554
     Solid bleached sulfate............................     48              44
     Kraft paper.......................................     74             110
     Market pulp.......................................    151             147
     Recycled boxboard.................................    213             211
Corrugated shipments (billion sq. ft.).................   22.8            22.7
Folding carton shipments...............................    143             141
Industrial bag shipments...............................     79              79
Fiber reclaimed and brokered...........................  1,701           1,591

Restructuring

As explained in the SSCC 1999 10-K, in connection with the Merger, the Company restructured its operations. The Company recorded a pretax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC(U.S.) mill operations and related facilities on December 1, 1998. In addition, the allocation of the cost to acquire Stone included an adjustment to fair value of property, plant and equipment associated with the permanent closure of certain containerboard and pulp mill facilities owned by Stone on December 1, 1998 and five Stone converting facilities during the allocation period in 1999. As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $10 million restructuring charge in the year ended December 31, 1999 related to the permanent shutdown of eight additional JSC(U.S.) facilities and a $6 million restructuring charge in the first quarter of 2000 related to the permanent shutdown of four converting facilities.

The restructuring charges and the allocation of costs to acquire Stone included adjustments to liabilities for the termination of certain employees of the Company, the liabilities for long-term commitments and resolution of litigation related to Stone's investment in FCPC (see Note 9 to the Notes to Consolidated Financial Statements). Since the Merger, through March 31, 2000, approximately $211 million (70%) of the cash expenditures were incurred, approximately 58% of which related to the FCPC settlement. The remaining exit liabilities for JSC(U.S.) and Stone as of March 31, 2000 of approximately $89 million will be funded through operations as originally planned. Additional restructuring charges are expected in 2000 as management finalizes its plans.

Discontinued Operations

As explained in the SSCC 1999 10-K, in February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, SNC. Accordingly, SNC is accounted for as discontinued operations. The Company transferred ownership of the Oregon City, Oregon newsprint mill on May 9, 2000, thereby completing its exit from the newsprint business. No proceeds from the transfer were received.

Liquidity and Capital Resources

For the three months ended March 31, 2000, borrowings of $101 million and proceeds from the exercise of stock options of $6 million were used to fund property additions of $49 million, financing fees of $9 million related to the new Tranche F term loan discussed below and net cash used for operating activities of $47 million.

On February 23, 2000, the Company, Stone and a newly-formed subsidiary of Stone ("Newco") entered into a Pre-Merger Agreement, as amended, with St. Laurent Paperboard Inc. pursuant to which Newco will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. Stone expects to borrow up to $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction is expected to occur in the second quarter of 2000.

On March 2, 2000, Stone entered into a commitment letter pursuant to which certain financial institutions agreed, subject to certain conditions, to provide Stone and Newco an aggregate of up to $1,150 million of new senior secured credit facilities consisting of (i) $1,050 million of term loan facilities maturing on December 31, 2006, and (ii) a $100 million revolving facility to Newco maturing on December 31, 2005. Stone intends to utilize the proceeds of the new term loan facilities to fund the cash component of the St. Laurent acquisition, refinance certain existing indebtedness of St. Laurent and pay fees and expenses related to the St. Laurent acquisition. The proceeds of the new revolving facility will be used for general corporate purposes in the ordinary course of Newco's business.

On March 31, 2000, Stone amended and restated its existing credit agreement (the "Stone Credit Agreement") pursuant to which a group of financial institutions agreed to provide an additional $575 million to Stone in the form of a new Tranche F term loan maturing on December 31, 2005 and to extend the maturity dates of the revolving credit facilities under the Stone Credit Agreement to December 31, 2005. On April 28, 2000, Stone used the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

On April 18, 2000, Stone entered into an agreement to sell the market pulp mill at its closed Port Wentworth, GA mill site to a third party for approximately $63 million. Proceeds from the sale, which is expected to close in the second quarter, will be used for debt reduction. No gain is expected on the sale.

The credit facilities of JSC(U.S.) and Stone (collectively, the "Credit Agreements") contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreements also require prepayments if JSC(U.S.) or Stone have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance, issuance of certain equity securities or incurrence of certain indebtedness. The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.). The obligations under the Stone Credit Agreement are secured by a security interest in substantially all of the assets of Stone and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The declaration of dividends by the Board of Directors of Stone is subject to, among other things, certain restrictive provisions contained in the Stone Credit Agreement and certain note indentures. As of March 31, 2000, Stone had accumulated dividend arrearages of approximately $24 million related to a series of its preferred stock.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, environmental expenditures relating to compliance with the Cluster Rule (as discussed in the SSCC 1999 10-K) and other capital expenditures. The Company expects to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2000, JSC(U.S.) had $451 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and Stone had $347 million of unused borrowing capacity under the Stone Credit Agreement.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the SSCC 1999 10-K.

Foreign Currency Risk
During the three months ended March 31, 2000 the exchange rates for the Canadian dollar and the German mark strengthened (weakened) against the U.S. dollar as follows:

Rate at March 31, 2000 vs. December 31, 1999
     Canadian dollar                                                    (.7)%
     German mark                                                       (5.3)%
Average Rate for the three months ended March 31, 2000 vs. 1999
     Canadian dollar                                                    3.8%
     German mark                                                      (13.5)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German mark obligation. The Company recognized foreign currency transaction gains of $1 million for the three months ended March 31, 2000 compared to $4 million for the same period last year.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the three months ended March 31, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

As of March 31, 2000, Stone had accumulated dividend arrearages of approximately $24 million related to a series of its preferred stock. Declaration of dividends in respect of such stock is currently prohibited by the terms of the Stone Credit Agreement and certain note indentures.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)   The following exhibits are included in this Form 10-Q:

     10.1 Amended and Restated Credit Agreement dated as of March 31, 2000, among Stone, the financial institutions signatory thereto and The Chase Manhattan Bank and Bankers Trust Company as agents (incorporated by reference to Exhibit 10.1 to Stone's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

     11.1 Calculation of Per Share Earnings

     27.1 Financial Data Schedule

b)   Reports on Form 8-K

Form 8-K dated February 23, 2000 was filed with the Securities and Exchange Commission in connection with the agreement by the Company to acquire St. Laurent Paperboard Inc. for approximately $1.4 billion.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SMURFIT-STONE CONTAINER CORPORATION
                                    -------------------------------------
                                               (Registrant)



Date:  May 10, 2000                         /s/ Paul K. Kaufmann
       ------------                       -----------------------------
                                                Paul K. Kaufmann
                                                Vice President and
                                               Corporate Controller
                                          (Principal Accounting Officer)