Form 10-Q
period 2000-06-30
SMURFIT STONE CONTAINER CORP
filed 2000-08-14
CIK 919226

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition  Report  Pursuant  to  Section  13 or 15(d) of the
Securities Exchange Act of 1934.

For Quarter Ended June 30, 2000
Commission File Number 0-23876



                     SMURFIT-STONE CONTAINER CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                        43-1531401
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


           150 North Michigan Avenue, Chicago, Illinois       60601
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                (312) 346-6600
             ----------------------------------------------------
             (Registrant"s telephone number, including area code)

                                Not Applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                 changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No _____
                                             ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2000, the registrant had outstanding 243,541,323 shares of common stock, $.01 par value per share.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements
        --------------------

                       SMURFIT-STONE CONTAINER CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                             Three months ended            Six months ended
                                                                                 June 30,                     June 30,
                                                                             ------------------------------------------------
                                                                                2000         1999        2000         1999
(In millions, except per share data)
=============================================================================================================================
Net sales...................................................................   $  2,031     $  1,730    $  3,896     $  3,435
Costs and expenses
    Cost of goods sold......................................................      1,613        1,457       3,094        2,971
    Selling and administrative expenses.....................................        180          196         359          371
    Restructuring charge....................................................         40            4          46            9
                                                                               ----------------------------------------------
       Income from operations...............................................        198           73         397           84
Other income (expense)

   Interest expense, net....................................................       (129)        (143)       (250)        (296)
   Other, net...............................................................                      47           7           57
                                                                               ----------------------------------------------
     Income (loss) from continuing operations before
         income taxes, minority interest and  extraordinary item............         69          (23)        154         (155)
Benefit from (provision for) income taxes...................................        (36)           2         (79)          44
Minority interest expense...................................................         (2)          (2)         (4)          (4)
                                                                               ----------------------------------------------
       Income (loss) from continuing operations before extraordinary item...         31          (23)         71         (115)
Discontinued operations

       Income (loss) from discontinued operations,  net of income tax benefit of $1 for the three months ended June 30, 1999
         and $0 for the six months ended June 30, 1999......................                      (1)                       3
       Gain on disposition of discontinued operations,
         net of income taxes of $4..........................................          6                        6
                                                                               ----------------------------------------------
         Income (loss) before extraordinary item............................         37          (24)         77         (112)
Extraordinary item
       Gain (loss) from early  extinguishment of debt, net of income tax benefit of $0 and $1 for the three months and six
         months ended June 30, 2000 and 1999................................          1           (1)          1           (1)
                                                                               ----------------------------------------------
Net income (loss)...........................................................   $     38     $    (25)   $     78     $   (113)
                                                                               ==============================================

Basic earnings per common share
    Income (loss) from continuing operations before
       extraordinary item...................................................   $    .14     $   (.11)   $    .32     $   (.53)
    Discontinued operations.................................................                    (.01)
    Gain on disposition of discontinued operations..........................         03                      .03
    Extraordinary item......................................................
                                                                               ----------------------------------------------
       Net income (loss)....................................................   $    .17     $   (.12)   $    .35     $   (.52)
                                                                               ==============================================
Weighted average shares outstanding.........................................        226          216         222          216
                                                                               ==============================================

Diluted earnings per common share
    Income (loss) from continuing operations before
       extraordinary item..................................................    $    .14     $   (.11)   $    .32    $    (.53)
    Discontinued operations................................................                     (.01)                     .01
    Gain on disposition of discontinued operations.........................          03                      .03
    Extraordinary item.....................................................
                                                                               ----------------------------------------------
       Net income (loss)...................................................    $    .17     $   (.12)   $    .35    $    (.52)
                                                                               ==============================================
Weighted average shares outstanding........................................         228          216         224          216
=============================================================================================================================

See notes to consolidated financial statements.

                      SMURFITSTONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,         December 31,
(In millions, except share data)                                                              2000              1999
=========================================================================================================================
                                                                                          (Unaudited)
Assets
Current assets
 Cash and cash equivalents............................................................   $         53        $         24
 Receivables, less allowances of $53 in 2000 and $50 in 1999..........................            778                 647
 Inventories
   Work-in-process and finished goods.................................................            265                 238
   Materials and supplies.............................................................            535                 496
                                                                                         --------------------------------
                                                                                                  800                 734
 Refundable income taxes..............................................................             36                   7
 Deferred income taxes................................................................            125                 130
 Prepaid expenses and other current assets............................................             88                  69
                                                                                         --------------------------------
    Total current assets..............................................................          1,880               1,611
Net property, plant and equipment.....................................................          5,594               4,395
Timberland, less timber depletion.....................................................             42        $         24
Goodwill, less accumulated amortization of $194 in 2000 and $151 in 1999..............          3,406               3,328
Investment in equity of nonconsolidated affiliates....................................            176                 176
Other assets..........................................................................            342                 325
                                                                                         --------------------------------
                                                                                         $     11,440        $      9,859
=========================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
 Current maturities of longterm debt..................................................   $         55        $        174
 Accounts payable.....................................................................            678                 662
 Accrued compensation and payroll taxes...............................................            225                 238
 Interest payable.....................................................................                                111
 Other current liabilities............................................................            348                 384
                                                                                         --------------------------------
    Total current liabilities.........................................................          1,306               1,569
Long-term debt, less current maturities...............................................          5,660               4,619
Other long-term liabilities...........................................................            934                 894
Deferred income taxes.................................................................          1,116                 839
Minority interest.....................................................................             97                  91
Stockholders' equity
  Preferred stock, par value $.01 per share; 25,000,000
    shares authorized; none issued and outstanding....................................
  Common stock, par value $.01 per share; 400,000,000 shares authorized, 243,541,323 and 217,820,762 issued and
    and outstanding in 2000 and 1999, respectively....................................              2                   2
Additional paid-in capital............................................................          3,835               3,436
Retained earnings (deficit)...........................................................         (1,509)             (1,586)
Accumulated other comprehensive income (loss).........................................             (1)                 (5)
                                                                                         --------------------------------
     Total stockholders' equity.......................................................          2,327               1,847
                                                                                         --------------------------------
                                                                                         $     11,440        $      9,859
=========================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


Six months ended June 30, (In millions)                                               2000             1999
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)............................................................   $     78         $  (113)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
   Gain on disposition of discontinued operations..............................        (10)
   Extraordinary (gain) loss from early extinguishment of debt.................         (2)              2
   Depreciation, depletion and amortization....................................        201             219
   Amortization of deferred debt issuance costs................................          5               7
   Deferred income taxes.......................................................         92             (69)
   Gain on sale of assets......................................................         (2)            (39)
   Non-cash employee benefit expense...........................................          1              29
   Foreign currency transaction gains..........................................         (1)             (6)
   Non-cash restructuring charge...............................................         32               6
   Change in current assets and liabilities,
    net of effects from acquisitions and dispositions
    Receivables................................................................         (1)           (113)
    Inventories................................................................         24              48
    Prepaid expenses and other current assets..................................                         (2)
    Accounts payable and accrued liabilities...................................        (54)            112
    Interest payable...........................................................         (6)            (15)
    Income taxes...............................................................        (37)             14
    Other, net.................................................................       (143)            (10)
                                                                                 ----------------------------
 Net cash provided by operating activities.....................................        177              70
                                                                                 ----------------------------
Cash flows from investing activities
 Property additions............................................................       (115)            (69)
 Proceeds from property and investment
  disposals and sale of businesses.............................................         67             546
 Payments on acquisition, net of cash received.................................       (631)
                                                                                 ----------------------------
 Net cash provided by (used for) investing activities..........................       (679)            477
                                                                                 ----------------------------
Cash flows from financing activities
 Borrowings under bank credit facilities.......................................      1,525
 Net borrowings (repayments) of debt...........................................       (993)           (579)
 Net borrowings under the accounts
  receivable securitization program............................................         10              10
 Proceeds from exercise of stock options.......................................          6               8
 Deferred debt issuance costs..................................................        (17)
                                                                                 ----------------------------
 Net cash provided by (used for) financing activities..........................        531            (561)
                                                                                 ----------------------------
Effect of exchange rate changes on cash........................................                          2
Increase (decrease) in cash and cash equivalents...............................         29             (12)
Cash and cash equivalents
 Beginning of period...........................................................         24             155
                                                                                 ----------------------------
 End of period.................................................................   $     53         $   143
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)


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

3. St. Laurent Acquisition

On May 31, 2000, the Company, through a subsidiary of Stone, acquired St. Laurent Paperboard Inc. ("St. Laurent"). Under the terms of the merger agreement, each common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. A total of approximately 25.3 million shares of SSCC common stock were issued. The total purchase price, including cash paid of $631 million and debt assumed of $376 million, was approximately $1.4 billion.

The acquisition (the "St. Laurent Acquisition") was accounted for as a purchase business combination and, accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operations of the Company after May 31, 2000. The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $180 million, which is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma combined information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                                                      Six months ended
Pro Forma Information                                                                     June 30,
                                                                                     ------------------
                                                                                     2000          1999
                                                                                     ----          ----
Net sales.......................................................................  $  4,381      $  3,861
Income (loss) before extraordinary item.........................................        68          (131)
Net income (loss)...............................................................        69          (132)

Net income (loss) per common share
  Basic........................................................................   $    .28      $   (.55)
  Diluted......................................................................   $    .28      $   (.55)

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

4. Merger and Restructuring

On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company (the "Stone Merger"). The Stone Merger was accounted for as a purchase business combination. The cost to acquire Stone was allocated to the assets acquired and liabilities assumed according to their fair values. The allocation resulted in acquired goodwill of $3,202 million, which is being amortized on a straight-line basis over 40 years.

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain was recognized.

As part of the Company's continuing evaluation of all areas of its business in connection with its Stone Merger integration, the Company recorded a pretax restructuring charge of $40 million during the second quarter of 2000 related to the permanent shutdown of a containerboard mill and a corrugated container facility. Included in the restructuring charge is the adjustment to fair value of property and equipment and spare parts ($31 million) of closed facilities, liabilities for the termination of certain employees ($5 million), and liabilities for long-term commitments ($4 million). The assets at these facilities were adjusted to their estimated fair value less cost to sell. The terminated employees included approximately 105 employees at the mill facility and 150 employees at the container facility. The long-term commitments consist of environmental clean-up and one-time closure costs. Restructuring charges were $46 million for the six months ended June 30, 2000.

The Company recorded a $4 million restructuring charge during the second quarter of 1999, and $9 million for the six months ended June 30, 1999 related to the permanent shutdown of various facilities.

5. Long-Term Debt

On March 31, 2000, Stone amended and restated its existing credit agreement (the "Stone Credit Agreement") pursuant to which a group of financial institutions provided an additional $575 million to Stone in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity dates of the revolving credit facilities under the Stone Credit Agreement to December 31, 2005. On April 28, 2000, Stone used the proceeds of the Tranche F term loan to redeem the 9.875 % senior notes due February 1, 2001.

On May 31, 2000, Stone and certain of its wholly-owned subsidiaries closed on new credit facilities (the "Stone Additional Credit Agreement") with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006, and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the Stone Additional Credit Agreement were used to fund the cash component of the St. Laurent Acquisition, refinance certain existing indebtedness of St. Laurent, and pay fees and expenses related to the St. Laurent Acquisition. The new revolving credit will be used for general corporate purposes. The Stone Additional Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition.

6. Other Significant Events

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc., a Canadian-based manufacturer and marketer of publication paper, resulting in a gain of $39 million, which was reflected in other, net during the second quarter of 1999.

During the second quarter of 1999, the Company recorded a $26 million charge in selling and administrative expenses related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan.

7. Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's only significant non-consolidated affiliate at June 30, 2000 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $112 million and $98 million for the three months ended June 30, 2000 and 1999, respectively, and $222 million and $182 million for the six months ended June 30, 2000 and 1999, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                           Three months ended              Six months ended
                                                                June 30,                       June 30,
                                                           -------------------           -------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
Results of operations (a)
  Net sales.............................................  $ 170          $ 154          $ 337          $ 332
  Cost of sales.........................................    149            122            296            269
  Income before income taxes, minority interest
     and extraordinary charges..........................     10             12             18             16
  Net income............................................     10             10             17             15

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

8. Discontinued Operations

During February 1999 the Company adopted a formal plan to sell the newsprint mills of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, the newsprint operations of SNC are accounted for as discontinued operations in the accompanying consolidated financial statements. The Company transferred ownership of the Oregon

City, Oregon newsprint mill to a third party in May 2000, thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to previous estimates on disposition of discontinued operations.

9. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                 Three months ended           Six months ended
                                                                       June 30,                   June 30,
                                                                --------------------         -------------------
                                                                  2000          1999          2000          1999
                                                                  ----          ----          ----          ----
  Net income (loss)........................................... $    38       $   (25)      $    78      $   (113)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation..............................      13             2             4            (9)
                                                               -------       -------       -------      --------
  Comprehensive income (loss)................................. $    51       $    23       $    82      $    (122)
                                                               =======       =======       =======      =========

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                              ----------------------          --------------------
                                                                 2000           1999             2000         1999
                                                                 ----           ----             ----         ----
Numerator:
Income (loss) from continuing operations before
extraordinary item..........................................  $    31       $    (23)        $     71      $  (115)

Denominator:
Denominator for basic earnings per share -
    Weighted average shares.................................      226            216              222          216
  Effect of dilutive securities:
    Employee stock options..................................        2                               2
                                                              -------       --------         --------      -------
  Denominator for diluted earnings per share -
     Adjusted weighted average shares.......................      228            216              224          216
                                                              =======       ========         ========      =======

Basic earnings (loss) per share from continuing
operations before extraordinary item........................  $   .14     $     (.11)       $     .32      $  (.53)
                                                              =======     ==========        =========      =======

Diluted earnings (loss) per share from continuing
    operations before extraordinary item....................  $    14     $     (.11)       $     .32      $  (.53)
                                                              =========   ==========        =========      =======

For the three and six month periods ended June 30, 2000 and 1999, convertible debt to acquire one million shares of common stock with an earnings effect of $.5 million and $1 million, respectively, and three million additional minority interest shares with an earnings effect of $2 million and $4 million, respectively, are excluded from the diluted earnings per share computation because they are antidilutive. For the three and six month periods ended June 30, 1999, options to purchase four million shares of common stock under the treasury stock method were also excluded from the diluted earnings per share computation because they are antidilutive.

11. Business Segment Information

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

Other includes five non-reportable segments (specialty packaging, industrial bags, reclamation, St. Laurent converting plants acquired May 31, 2000 and international) and corporate related items. Corporate related items include income and expense not allocated to reportable segments, goodwill amortization, net interest expense, the adjustment to record inventory at LIFO and the elimination of intercompany profit.

The information for 1999 has been restated from the prior year's presentation in order to conform to the 2000 presentation.

                                                      Container-
                                                       board &         Folding
                                                     Corrugated       Cartons &
                                                     Containers        Boxboard             Other           Total
                                                   ---------------  ----------------  ---------------- --------------
Three months ended June 30,
---------------------------
    2000
    ----
    Revenues from external customers............        $  1,275        $   227          $   529           $2,031
    Intersegment revenues.......................              31                              96              127
    Income (loss) from continuing
      operations before income taxes and
      minority  interest........................             208             22             (161)              69

    1999
    ----
    Revenues from external customers............        $  1,130        $   208          $   392           $1,730
    Intersegment revenues.......................              49                              66              115
    Income (loss) from continuing
      operations before income taxes and
      minority  interest........................              96             18             (137)             (23)

Six months ended June 30,
------------------------
    2000
    ----
    Revenues from external customers............        $  2,463        $   439          $   994           $3,896
    Intersegment revenues.......................              88                             190              278
    Income (loss) from continuing
      operations before income taxes and
      minority interest.........................             440             37             (323)             154

    1999
    ----
    Revenues from external customers............       $   2,230        $   405          $   800        $   3,435
    Intersegment revenues.......................              96                             138              234
    Income (loss) from continuing
      operations before income taxes and
      minority interest.........................             152             33             (340)            (155)

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

In March 1999, management of SNC's former Oregon City, Oregon newsprint mill became aware of possible alterations by one of its employees of data utilized in determining compliance with the mill's National Pollutant Discharge Elimination System permit. SNC conducted a thorough internal investigation of this matter. Based on this investigation, it concluded that such alterations did occur and, as a result, the mill may have violated its permit limits on suspended solids on several occasions. SNC provided both the Environmental Protection Agency ("EPA") and the Oregon Department of Environmental Quality ("ODEQ") with a detailed report of its investigation, and the agencies conducted additional investigations based on this report. SNC fully cooperated with these investigations. In July 2000 SNC paid a civil penalty of less than $100,000 to the ODEQ to settle the Notice of Assessment of Civil Penalty issued by the ODEQ in connection with this matter. In addition, the U.S. Attorney's Office has advised SNC that it does not intend to commence a criminal prosecution against SNC. Accordingly, SNC now considers this matter fully resolved.

In April 1999, the EPA and the Virginia Department of Environmental Quality ("VDEQ") each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which was acquired from Chesapeake Corporation ("Chesapeake") in May, 1997. In general, the notices of violations allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. In the purchase agreement between St. Laurent and Chesapeake, Chesapeake agreed to indemnify St. Laurent for remediation work resulting from violations of applicable laws, including the Clean Air Act, that existed at the mill before and on the date of the purchase agreement, as to which Chesapeake had "knowledge" (as defined in the purchase agreement), up to a maximum of $50 million. While such costs cannot be estimated with certainty at this time, based on presently available information, St. Laurent believes that the cost of remediation work, which represents capital expenditures comprising engineering, procurement and construction work of mill modifications (including the installation of air emission controls, etc.) associated with the notices of violations may approximate $25 million. In addition, civil or criminal penalties may be pursued by the EPA and VDEQ; however, based upon discussions with the EPA and VDEQ to date, St. Laurent believes that the total cost of remediation work associated with the notices of violations and fines and penalties that may be imposed by the EPA and VDEQ will not exceed the maximum amount of Chesapeake's indemnification obligation. St. Laurent and Chesapeake have appointed a third party arbitrator to decide the scope and timing of future remediation work that is the subject of the indemnification in the purchase agreement. The arbitrator has ruled that any fines and penalties that may result from any breach of Chesapeake's representations and warranties arising out of the notices of violations, either by adjudication or settlement, are part of the costs and expenses that are subject to reimbursement by Chesapeake to St. Laurent under the purchase agreement. By agreement of the parties, the 30-month period for reimbursement by Chesapeake of costs and expenses incurred by St. Laurent under the provisions of the purchase agreement has been extended indefinitely. St. Laurent is cooperating with Chesapeake to analyze, respond to and defend against the matters alleged in the notices of violation and to develop and implement a remediation plan as required by the notices of violation.

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

13. Subsequent Event

In the fourth quarter of 2000, SSCC and Stone intend to complete a transaction in which SSCC will exchange approximately 4.6 million shares of a newly authorized class of its preferred stock ("Series A Preferred Stock"), plus cash, for the outstanding shares of Stone's Series E Preferred Stock (the "Series E Preferred Stock"). SSCC proposes to effect such exchange through a merger transaction in which each outstanding share of Series E Preferred Stock will be exchanged for one share of SSCC's new issued Series A Preferred Stock (less certain merger-related legal expenses).

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

(In millions)                                                        Three months ended       Six months ended
                                                                            June 30,                June 30,
                                                                    -----------------------   ----------------------
                                                                       2000         1999         2000        1999
                                                                    -----------  ----------   ----------  ----------

Net sales
    Containerboard and corrugated containers...................        $  1,275   $  1,130     $  2,463     $  2,230
    Folding cartons and boxboard...............................             227        208          439          405
    Other operations...........................................             529        392          994          800
                                                                     ----------   --------    ---------    ---------
    Total .....................................................        $  2,031   $  1,730    $   3,896     $  3,435
                                                                     ==========   ========    =========    =========

Profit (loss)
    Containerboard and corrugated containers...................       $     208   $     96    $     440     $    152
    Folding cartons and boxboard...............................              22         18           37           33
    Other operations...........................................              30         26           64           55
                                                                     ----------   --------    ---------    ---------
    Total operations...........................................       $     260   $    140    $     541     $    240
    Restructuring charge.......................................             (40)        (4)         (46)          (9)
    Interest expense, net......................................            (129)      (143)        (250)        (296)
    Other, net ................................................             (22)       (16)         (91)         (90)
                                                                     ----------   --------    ---------    ---------
    Income (loss) before income taxes .........................       $      69   $    (23)    $    154      $  (155)
                                                                     ==========   ========    =========    =========

Improvements in containerboard and other markets in 2000 resulted in strong increases in net sales and profits for the Company. Net sales for the Company for the three and six month periods ended June 30, 2000, increased 17% and 13%, respectively, compared to the same periods last year. The increase in net sales was due primarily to higher average sales prices for containerboard, corrugated containers and market pulp and the acquisition of St. Laurent. Net sales and income before income taxes for St. Laurent of $96 million and $6 million, respectively, are included in the Company"s results of operations after May 31, 2000, the date of the acquisition. Operating profits for the Company for the three and six month periods ended June 30, 2000 increased 86% and 125%, respectively, compared to last year due primarily to the sales price increases. Operating profits in the second quarter of 2000 were reduced by the economic downtime taken at the Company"s containerboard mills in order to reduce inventories. Other, net for 1999 included a $39 million gain on asset sales and an expense of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan. The increases (decreases) in net sales for each of the Company"s segments are shown in the chart below.

(In millions)
                                               Container-
                                                 board &         Folding
Increase (decrease)                            Corrugated       Cartons &        Other
in net sales due to:                           Containers       Boxboard       Operations      Total
--------------------                           ----------       --------       -----------     -----

Three months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix.............        $   221         $   17          $   83        $  321
Sales volume............................            (76)             2              10           (64)
St. Laurent acquisition.................             49                             47            96
Closed or sold facilities...............            (49)                            (3)          (52)
                                                --------        ------          ------       -------
   Total increase ......................        $   145         $   19          $  137        $  301
                                                ========        ======          ======       =======

Six months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix.............        $   412         $   24          $  138        $  574
Sales volume............................           (135)            10              26           (99)
St. Laurent acquisition.................             49                             47            96
Closed or sold facilities...............            (93)                           (17)         (110)
                                                -------         ------          ------        ------
   Total increase ......................        $   233         $   34          $  194        $  461
                                                =======         ======          ======        ======

Containerboard and Corrugated Containers Segment
------------------------------------------------
Market conditions in the containerboard industry continued to improve in the first half of 2000, and the Company implemented price increases of $50 per ton and $60 per ton on February 1, 2000 for linerboard and medium, respectively. On average, linerboard prices for the second quarter of 2000 were higher than last year by 22% and the average price of corrugated containers was higher by 21%. Strong demand for market pulp continued to drive prices higher in the first half of 2000. Pulp prices were increased $30 per metric ton on January 1, 2000 and $40 per metric ton on April 1, 2000. Pulp prices were increased again on July 1, 2000 by $30 per metric ton. The average price of market pulp for the second quarter of 2000 increased 35% compared to last year. Solid bleached sulfate ("SBS") prices increased 10% compared to last year.

Production of containerboard and kraft paper for the second quarter of 2000, exclusive of St. Laurent"s containerboard production of 110,000 tons, declined 10% compared to last year due to higher levels of maintenance downtime, as well as economic downtime taken in order to reduce inventories. Shipments of corrugated containers decreased 3% compared to last year due to plant closures and customer rationalization. The Company had lower third party sales of containerboard and kraft, market pulp and other products in the three and six month periods ended June 30, 2000. Sales volume for market pulp and SBS for the second quarter declined 5% and 4%, respectively, compared to last year.

Net sales of $1,275 million for the three months ended June 30, 2000 increased 13% compared to last year and profits increased by $112 million to $208 million. The increase in net sales was due to higher average prices for containerboard, corrugated containers and market pulp and the St. Laurent acquisition. Profits increased primarily as a result of the higher average sales prices, but the impact of the additional mill downtime and higher reclaimed fiber cost partially offset the improvement. Net sales and profit for the St. Laurent operations included in this segment were $49 million and $15 million, respectively. Cost of goods sold as a percent of net sales decreased to 75% for the three months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher average sales prices.

For the six months ended June 30, 2000, net sales of $2,463 million increased 10% compared to last year and profits increased by $288 million to $440 million. On average, linerboard prices were higher than last year by 22% and the average price of corrugated containers was higher by 20%. Production of containerboard and kraft paper for the six months ended June 30, 2000, exclusive of St. Laurent"s containerboard production of 110,000 tons, decreased 2% due primarily to the downtime. Shipments of corrugated containers declined 1% compared to last year. The average sales price of market pulp increased 37% compared to last year while sales volume declined 11%. The average price of SBS increased by 7% compared to last year while sales volume was lower by 1%. Profits increased due primarily to the higher average sales prices, although the additional mill downtime and the higher reclaimed fiber cost partially offset the sales price improvements. Cost of goods sold as a percent of net sales decreased to 74% for the six months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher average sales prices.

Folding Cartons and Boxboard Segment
------------------------------------
Net sales of $227 million for the three months ended June 30, 2000 increased by 9% compared to last year and profits increased by $4 million to $22 million. The sales increase was due primarily to higher average sales prices and product mix. On average, boxboard sales prices were 13% higher and folding carton sales prices were 7% higher than last year. Folding carton shipments were comparable to last year. Higher reclaimed fiber cost and increases in the cost of other materials and converting costs partially offset the improvements in sales price and product mix. Cost of goods sold as a percent of net sales decreased to 83% for the three months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher sales prices.

For the six months ended June 30, 2000 net sales of $439 million increased by 8% compared to last year. On average, boxboard sales prices were 9% higher and folding carton sales prices were 5% higher than last year. Folding carton shipments increased 1% and boxboard shipments increased 14% compared to last year. The higher cost of materials and higher converting costs partially offset the improvements in sales price and product mix, resulting in a profit improvement of $3 million compared to last year. Cost of goods sold as a percent of net sales of 84% for the six months ended June 30, 2000 was comparable to the same period last year.

Other Operations
----------------
Net sales of $529 million for the three months ended June 30, 2000, increased by 35% compared to last year and profits increased by $4 million to $30 million due primarily to the reclamation operation. Demand for reclaimed fiber has been strong in 2000 causing the cost and sales price of reclaimed fiber to escalate rapidly. Compared to last year, the average price of old corrugated containers ("OCC") and old newsprint ("ONP") were each higher by $50 per ton. The amount of mill downtime taken by the paper industry and a decline in export shipments in the second quarter of 2000, however, have reduced demand, thereby bringing cost and sales prices down in June and July. Total tons of fiber reclaimed and brokered were comparable to last year. Results for the Company"s industrial bag, international and specialty packaging operations were comparable to last year. Other operations include sales and profit for St Laurent"s converting facilities after May 31, 2000, the date of the acquisition, of $47 million and $2 million, respectively.

Net sales of $994 million for the six months ended June 30, 2000, increased by 24% compared to last year and profits increased by $9 million to $64 million due primarily to the reclamation operations and St. Laurent"s converting operations. Compared to last year, the average prices of OCC and ONP were higher by $50 per ton and $40 per ton, respectively. Total tons of fiber reclaimed and brokered increased 3% compared to last year. Results for the Company"s industrial bag, international and specialty packaging operations were comparable to last year.

Costs and Expenses
------------------
Costs and expenses for the three and six month periods ended June 30, 2000 include expenses for St. Laurent after May 31, 2000. Exclusive of St. Laurent, the Company"s cost of goods sold compared to last year was lower because of third party sales of containerboard and kraft, market pulp and other products. The Company"s overall cost of goods sold as a percent of net sales for the three months ended June 30 decreased from 84% in 1999 to 79% in 2000, and for the six months ended June 30 decreased from 87% in 1999 to 79% in 2000, due primarily to the higher average sales prices.

Selling and administrative expenses decreased compared to last year due to expense in 1999 of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan. Exclusive of the effect of the 1999 charge for stock option exercises, selling and administrative expenses as a percent of net sales for the three and six month periods ended June 30 declined from 10% in 1999 to 9% in 2000. In each case, the decline was the result of higher sales prices in 2000.

Other income and expense, net for the three months and six months ended June 30, 1999 include a $39 million gain on the sale of the Company"s equity interest in Abitibi-Consolidated Inc. In addition, foreign exchange gains were more favorable in 1999 as compared to 2000.

Interest expense, net for the three and six months ended June 30, 2000 was lower than last year by $14 million and $46 million, respectively, due to lower average outstanding debt levels. The decrease was partially offset by higher average interest rates and new borrowings used to fund the St. Laurent acquisition. The Company"s overall average effective interest rates in the 2000 periods were higher than last year for the three and six month periods ended June 30, by 0.6% and 0.5%, respectively.

Provision for income taxes for the three and six month periods ended June 30, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Statistical Data

(In thousands of tons, except as noted)                        Three months ended            Six months ended
                                                                    June 30,                      June 30,
                                                               -------------------          -------------------
                                                               2000           1999           2000           1999
                                                               ----           ----           ----           ----
Mill production:
    Containerboard.................................          1,553           1,566          3,234           3,120
    Kraft paper....................................             71             115            145             225
    Market  pulp...................................            156             145            307             292
    Solid bleached sulfate.........................             58              47            106              91
    Recycled boxboard..............................            212             204            425             415
Corrugated shipments (billion sq. ft.).............           22.4            23.0           45.2            45.7
Folding carton shipments...........................            148             147            291             288
Industrial bag shipments...........................             75              78            154             157
Fiber reclaimed and brokered.......................          1,630           1,630          3,331           3,221


Restructuring

As explained in the SSCC 1999 10-K, the Company restructured its operations in connection with the Stone Merger. The Company recorded a pretax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC(U.S.) mill operations and related facilities on December 1, 1998. In addition, the allocation of the cost to acquire Stone included an adjustment to fair value of property, plant and equipment associated with the permanent closure of certain containerboard and pulp mill facilities owned by Stone on December 1, 1998 and five Stone converting facilities during the allocation period in 1999. As part of the Company"s continuing evaluation of all areas of its business in connection with its Stone Merger integration, the Company recorded a $10 million restructuring charge in the year ended December 31, 1999 related to the permanent shutdown of eight additional JSC(U.S.) facilities and a $46 million restructuring charge in the first half of 2000 related to the permanent shutdown of a Stone containerboard mill and five Stone converting facilities. The containerboard mill shutdown in 2000 had an annual capacity of 130,000 tons of corrugating medium.

The restructuring charges and the allocation of costs to acquire Stone included adjustments to liabilities for the termination of certain employees of the Company, the liabilities for long-term commitments and resolution of litigation related to Stone"s investment in Florida Coast Paper Company, L.L.C. ("FCPC"). Since the Stone Merger, through June 30, 2000, approximately $221 million (75%) of the cash expenditures were incurred, approximately 56% of which related to the FCPC settlement. The remaining exit liabilities for JSC(U.S.) and Stone as of June 30, 2000 of approximately $75 million will be funded through operations as originally planned.

Discontinued Operations

As explained in the SSCC 1999 10-K, in February 1999, the Company adopted a formal plan to sell the newsprint mills of its subsidiary, SNC. Accordingly, the newsprint operations of SNC are accounted for as discontinued operations. The Company transferred ownership of the Oregon City, Oregon newsprint mill on May 9, 2000 to a third party, thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2000 of $177 million, borrowings under bank credit facilities of $1,525 million, proceeds from the sale of assets of $67 million and proceeds from exercise of stock options of $6 million were used to fund the $631 million cash component of the St. Laurent acquisition, $983 million of net debt repayments, $17 million of financing fees and property additions of $115 million. Debt repayments for the first half of 2000 include the $559 million redemption of Stone"s outstanding 9.875% senior notes due February 1, 2001, repayment of approximately $376 million of existing indebtedness of St. Laurent, prepayments on the Company"s bank term loans and scheduled debt repayments.

On May 31, 2000, the Company, through a subsidiary of Stone, acquired St. Laurent. Under the terms of the merger agreement, each common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. Approximately 25.3 million shares of SSCC common stock were issued. The total purchase price, including cash paid of $631 million and debt assumed of $376 million, was approximately $1.4 billion.

On May 31, 2000, Stone and certain of its wholly-owned subsidiaries closed on the Stone Additional Credit Agreement with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006, and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the Stone Additional Credit Agreement were used to fund the cash component of the St. Laurent acquisition, refinance certain existing indebtedness of St. Laurent and pay fees and expenses related to the acquisition. The new revolving credit facility will be used for general corporate purposes. The Stone Additional Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition.

In May 2000, Stone sold the market pulp mill at its Port Wentworth, Georgia mill site to a third party. Net proceeds of approximately $58 million were used for debt reduction.

On March 31, 2000, Stone amended and restated its existing Stone Credit Agreement pursuant to which a group of financial institutions provided an additional $575 million to Stone in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity date of the revolving credit agreement to December 31, 2005. On April 28, 2000, Stone used the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

The bank credit facilities of JSC(U.S.) and Stone (collectively, the "Credit Agreements") contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreements also require prepayments if JSC(U.S.) or Stone have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance, issuance of certain equity securities or incurrence of certain indebtedness. The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.). The obligations under the Stone Credit Agreement are secured by a security interest in substantially all of the assets of Stone and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company"s ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At June 30, 2000, Stone had accumulated dividend arrearages of $26 million related to its preferred stock. The Company intends to exchange approximately 4.6 million shares of a newly authorized class of its preferred stock, plus cash, for the outstanding shares of Series E Preferred Stock of Stone (the "Series E Preferred Stock"). The Company expects to effect the exchange through a merger transaction in which each outstanding share of Series E Preferred Stock will be exchanged for one share of the Company"s newly issued Series A Preferred Stock plus an amount in cash equal to the accrued and unpaid dividends per share of Series E Preferred Stock (less certain merger-related legal expenses). The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission that details the terms and conditions of the proposed transaction. The Company presently anticipates that this transaction will occur in the fourth quarter of 2000.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, expenditures under the Cluster Rule (as defined in the SSCC 1999 10-K) and other capital expenditures. The Company expects to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2000, JSC(U.S.) had $432 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and Stone had $605 million of unused borrowing capacity under the Stone Credit Agreement and the Stone Additional Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the SSCC 1999 10-K.

Foreign Currency Risk

During the six months ended June 30, 2000 the exchange rates for the Canadian dollar and the German mark strengthened/(weakened) against the U.S. dollar as follows:

Rate at June 30, 2000 vs. December 31, 1999
       Canadian dollar                                                   (2.5)%
       German mark                                                       (5.5)%
Average rate for the six months ended June 30, 2000 vs. 1999
       Canadian dollar                                                    1.7%
       German mark                                                      (13.2)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a

German mark obligation. The Company recognized foreign currency transaction gains of $2 million for the six months ended June 30, 2000 compared to a gain of $6 million for the same period last year.

Interest Rate Risk

The Company"s earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company"s exposure to such risk for the six months ended June 30, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings
        -----------------

In March 1999, management of SNC"s former Oregon City, Oregon newsprint mill became aware of possible alterations by one of its employees of data utilized in determining compliance with the mill's National Pollutant Discharge Elimination System permit. SNC conducted a thorough internal investigation of this matter. Based on this investigation, it concluded that such alterations did occur and, as a result, the mill may have violated its permit limits on suspended solids on several occasions. SNC provided both the EPA and the ODEQ with a detailed report of its investigation, and the agencies conducted additional investigations based on this report. SNC fully cooperated with these investigations. In July 2000 SNC paid a civil penalty of less than $100,000 to the ODEQ to settle the Notice of Assessment of Civil Penalty issued by the ODEQ in connection with this matter. In addition, the U.S. Attorney's Office has advised SNC that it does not intend to commence a criminal prosecution against SNC. Accordingly, SNC now considers this matter fully resolved.

In April 1999, the EPA and the VDEQ each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which was acquired from Chesapeake in May, 1997. In general, the notices of violations allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. In the purchase agreement between St. Laurent and Chesapeake, Chesapeake agreed to indemnify St. Laurent for remediation work resulting from violations of applicable laws, including the Clean Air Act, that existed at the mill before and on the date of the purchase agreement, as to which Chesapeake had "knowledge" (as defined in the purchase agreement), up to a maximum of $50 million. While such costs cannot be estimated with certainty at this time, based on presently available information, St. Laurent believes that the cost of remediation work, which represents capital expenditures comprising engineering, procurement and construction work of mill modifications (including the installation of air emission controls, etc.) associated with the notices of violations may approximate $25 million. In addition, civil or criminal penalties may be pursued by the EPA and VDEQ; however, based upon discussions with the EPA and VDEQ to date, St. Laurent believes that the total cost of remediation work associated with the notices of violations and fines and penalties that may be imposed by the EPA and VDEQ will not exceed the maximum amount of Chesapeake"s indemnification obligation. St. Laurent and Chesapeake have appointed a third party arbitrator to decide the scope and timing of future remediation work that is the subject of the indemnification in the purchase agreement. The arbitrator has ruled that any fines and penalties that may result from any breach of Chesapeake"s representations and warranties arising out of the notices of violations either by adjudication or settlement, are part of the costs and expenses that are subject to reimbursement by Chesapeake to St. Laurent under the purchase agreement. By agreement of the parties, the 30-month period for reimbursement by Chesapeake of costs and expenses incurred by St. Laurent under the provisions of the purchase agreement has been extended indefinitely.
St. Laurent is cooperating with Chesapeake to analyze, respond to and defend against the matters alleged in the notices of violation and to develop and implement a remediation plan as required by the notices of violation.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

As of June 30, 2000, Stone had accumulated dividend arrearages of approximately $26 million related to a series of its preferred stock (see additional discussion of preferred stock in Item 5, Other Information). Declaration of dividends in respect of such stock is currently prohibited by the terms of the Stone Credit Agreement and certain note indentures.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Registrant's Annual Meeting of Stockholders was held on May 18, 2000. At the meeting, stockholders voted on (i) the election of nine directors for terms of office expiring at the Annual Meeting of Stockholders in 2000 and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2000. Voting on each matter was as follows:

                                          Votes           Votes       Withheld/
1.   Election of  Directors                For            Against    Abstentions
                                          -----------     -------    -----------
              Ray M. Curran               194,547,041        0       1,679,668
              Richard A. Giesen           194,844,064        0       1,382,645
              Alan E. Goldberg            194,831,897        0       1,394,812
              Howard E. Goldberg          194,464,950        0       1,761,759
              James J. O"Connor           194,874,606        0       1,352,103
              Jerry K. Pearlman           194,834,525        0       1,392,184
              Thomas A. Reynolds, III     194,162,137        0       2,064,572
              Dermot F. Smurfit           194,545,749        0       1,680,960
              Michael W. J. Smurfit       194,543,341        0       1,683,368

Ratification of Auditors                  195,939,918  168,593         118,198

Item 5. Other Information
        -----------------

The Company intends to complete a transaction in which it will exchange approximately 4.6 million shares of a newly authorized class of its preferred stock, plus cash, for the outstanding shares of Stone"s Series E Preferred Stock. The Company expects to effect such exchange through a merger transaction in which each outstanding share of Series E Preferred Stock will be exchanged for one share of the Company"s newly issued Series A Preferred Stock plus an amount in cash equal to the accrued and unpaid dividends per share of Series E Preferred Stock (less certain merger-related legal expenses). The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission that details the terms and conditions of the proposed transaction. The Company anticipates that this transaction will occur in the fourth quarter of 2000.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are included in this Form 10-Q.

   10.1 Employment agreement for Joseph J. Gurandiano.

   10.2 Severance benefits agreement for Joseph J. Gurandiano.

   10.3 Credit Agreement, dated as of May 31, 2000, among the Company, St. Laurent and the lenders named therein, Chase Manhattan Bank, as Agent, Bankers Trust Company, an Administrative Agent and Deutsche Bank Canada, as Canadian Administrative Agent (incorporated by reference to Exhibit
        10.1 to Stone"s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

   27.1 Financial Data Schedule

b) Reports on Form 8-K

Form 8-K dated May 26, 2000 was filed with the Securities and Exchange Commission in connection with the completion of the St. Laurent Acquisition.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SMURFIT-STONE CONTAINER CORPORATION
                                     -----------------------------------
                                                (Registrant)



Date: August 14, 2000                      /s/  Paul K. Kaufmann
      ---------------                    ----------------------------
                                                Paul K. Kaufmann
                                            Vice President and
                                           Corporate Controller
                                      (Principal Accounting Officer)