Form 10-Q/A
period 2000-06-30
SMURFIT STONE CONTAINER CORP
filed 2000-09-18
CIK 919226

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                              FORM 10-Q/A
                            Amendment No. 1


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

     The undersigned registrant hereby amends and restates Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. As explained in Note 2 to the Notes to Conslidated Financial Statements, the restatement was made to adjust the understatement of net sales and cost of sales with no impact to net income.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements
        --------------------

                       SMURFIT-STONE CONTAINER CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                             Three months ended            Six months ended
                                                                                 June 30,                     June 30,
                                                                             ------------------------------------------------
                                                                                2000         1999        2000         1999
(In millions, except per share data)
=============================================================================================================================
Net sales...................................................................   $  2,104     $  1,730    $  4,057     $  3,435
Costs and expenses
    Cost of goods sold......................................................      1,686        1,457       3,255        2,971
    Selling and administrative expenses.....................................        180          196         359          371
    Restructuring charge....................................................         40            4          46            9
                                                                               ----------------------------------------------
       Income from operations...............................................        198           73         397           84
Other income (expense)

   Interest expense, net....................................................       (129)        (143)       (250)        (296)
   Other, net...............................................................                      47           7           57
                                                                               ----------------------------------------------
     Income (loss) from continuing operations before
         income taxes, minority interest and  extraordinary item............         69          (23)        154         (155)
Benefit from (provision for) income taxes...................................        (36)           2         (79)          44
Minority interest expense...................................................         (2)          (2)         (4)          (4)
                                                                               ----------------------------------------------
       Income (loss) from continuing operations before extraordinary item...         31          (23)         71         (115)
Discontinued operations

       Income (loss) from discontinued operations,  net of income tax benefit of $1 for the three months ended June 30, 1999
         and $0 for the six months ended June 30, 1999......................                      (1)                       3
       Gain on disposition of discontinued operations,
         net of income taxes of $4..........................................          6                        6
                                                                               ----------------------------------------------
         Income (loss) before extraordinary item............................         37          (24)         77         (112)
Extraordinary item
       Gain (loss) from early  extinguishment of debt, net of income tax benefit of $0 and $1 for the three months and six
         months ended June 30, 2000 and 1999................................          1           (1)          1           (1)
                                                                               ----------------------------------------------
Net income (loss)...........................................................   $     38     $    (25)   $     78     $   (113)
                                                                               ==============================================

Basic earnings per common share
    Income (loss) from continuing operations before
       extraordinary item...................................................   $    .14     $   (.11)   $    .32     $   (.53)
    Discontinued operations.................................................                    (.01)
    Gain on disposition of discontinued operations..........................         03                      .03
    Extraordinary item......................................................
                                                                               ----------------------------------------------
       Net income (loss)....................................................   $    .17     $   (.12)   $    .35     $   (.52)
                                                                               ==============================================
Weighted average shares outstanding.........................................        226          216         222          216
                                                                               ==============================================

Diluted earnings per common share
    Income (loss) from continuing operations before
       extraordinary item..................................................    $    .14     $   (.11)   $    .32    $    (.53)
    Discontinued operations................................................                     (.01)                     .01
    Gain on disposition of discontinued operations.........................          03                      .03
    Extraordinary item.....................................................
                                                                               ----------------------------------------------
       Net income (loss)...................................................    $    .17     $   (.12)   $    .35    $    (.52)
                                                                               ==============================================
Weighted average shares outstanding........................................         228          216         224          216
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

2. Intercompany Sales Elimination

Net sales and cost of goods sold for the six months ended June 30, 2000 have been increased by $161 million as a result of the correction of intercompany sales elimination for the first and second quarters of 2000. There was no effect on income from operations as a result of the correction.

3. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. St. Laurent Acquisition

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

The following unaudited pro forma combined information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                                                      Six months ended
Pro Forma Information                                                                     June 30,
                                                                                     ------------------
                                                                                     2000          1999
                                                                                     ----          ----
Net sales.......................................................................  $  4,512      $  3,825
Income (loss) before extraordinary item.........................................        68          (131)
Net income (loss)...............................................................        69          (132)

Net income (loss) per common share
  Basic........................................................................   $    .28      $   (.55)
  Diluted......................................................................   $    .28      $   (.55)

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

5. Merger and Restructuring

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

6. Long-Term Debt

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

7. Other Significant Events

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

8. Non-Consolidated Affiliates

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

9. Discontinued Operations

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

10. Comprehensive Income (Loss)

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

11. Earnings Per Share

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

12. Business Segment Information

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

                                                      Container-
                                                       board &         Folding
                                                     Corrugated       Cartons &
                                                     Containers        Boxboard             Other           Total
                                                   ---------------  ----------------  ---------------- --------------
Three months ended June 30,
---------------------------
    2000
    ----
    Revenues from external customers............        $  1,348        $   227          $   529           $2,104
    Intersegment revenues.......................              31                              96              127
    Income (loss) from continuing
      operations before income taxes and
      minority  interest........................             208             22             (161)              69

    1999
    ----
    Revenues from external customers............        $  1,130        $   208          $   392           $1,730
    Intersegment revenues.......................              49                              66              115
    Income (loss) from continuing
      operations before income taxes and
      minority  interest........................              96             18             (137)             (23)

Six months ended June 30,
------------------------
    2000
    ----
    Revenues from external customers............        $  2,624        $   439          $   994           $4,057
    Intersegment revenues.......................              88                             190              278
    Income (loss) from continuing
      operations before income taxes and
      minority interest.........................             440             37             (323)             154

    1999
    ----
    Revenues from external customers............       $   2,230        $   405          $   800        $   3,435
    Intersegment revenues.......................              96                             138              234
    Income (loss) from continuing
      operations before income taxes and
      minority interest.........................             152             33             (340)            (155)

13. Contingencies

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

14. Subsequent Event

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

(In millions)                                                        Three months ended       Six months ended
                                                                            June 30,                June 30,
                                                                    -----------------------   ----------------------
                                                                       2000         1999         2000        1999
                                                                    -----------  ----------   ----------  ----------

Net sales
    Containerboard and corrugated containers...................        $  1,348   $  1,130     $  2,624     $  2,230
    Folding cartons and boxboard...............................             227        208          439          405
    Other operations...........................................             529        392          994          800
                                                                     ----------   --------    ---------    ---------
    Total .....................................................        $  2,104   $  1,730    $   4,057     $  3,435
                                                                     ==========   ========    =========    =========

Profit (loss)
    Containerboard and corrugated containers...................       $     208   $     96    $     440     $    152
    Folding cartons and boxboard...............................              22         18           37           33
    Other operations...........................................              30         26           64           55
                                                                     ----------   --------    ---------    ---------
    Total operations...........................................       $     260   $    140    $     541     $    240
    Restructuring charge.......................................             (40)        (4)         (46)          (9)
    Interest expense, net......................................            (129)      (143)        (250)        (296)
    Other, net ................................................             (22)       (16)         (91)         (90)
                                                                     ----------   --------    ---------    ---------
    Income (loss) before income taxes .........................       $      69   $    (23)    $    154      $  (155)
                                                                     ==========   ========    =========    =========

Improvements in containerboard and other markets in 2000 resulted in strong increases in net sales and profits for the Company. Net sales for the Company for the three and six month periods ended June 30, 2000, increased 22% and 18%, respectively, compared to the same periods last year. The increase in net sales was due primarily to higher average sales prices for containerboard, corrugated containers and market pulp and the acquisition of St. Laurent. Net sales and income before income taxes for St. Laurent of $96 million and $6 million, respectively, are included in the Company"s results of operations after May 31, 2000, the date of the acquisition. Operating profits for the Company for the three and six month periods ended June 30, 2000 increased 86% and 125%, respectively, compared to last year due primarily to the sales price increases. Operating profits in the second quarter of 2000 were reduced by the economic downtime taken at the Company"s containerboard mills in order to reduce inventories. Other, net for 1999 included a $39 million gain on asset sales and an expense of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan. The increases (decreases) in net sales for each of the Company"s segments are shown in the chart below.

(In millions)
                                               Container-
                                                 board &         Folding
Increase (decrease)                            Corrugated       Cartons &        Other
in net sales due to:                           Containers       Boxboard       Operations      Total
--------------------                           ----------       --------       -----------     -----

Three months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix.............        $   237         $   17          $   83        $  337
Sales volume............................            (51)             2              10           (39)
Acquisition and other...................             81                             47           128
Closed or sold facilities...............            (49)                            (3)          (52)
                                                --------        ------          ------       -------
   Total increase ......................        $   218         $   19          $  137        $  374
                                                ========        ======          ======       =======

Six months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix.............        $   446         $   24          $  138        $  608
Sales volume............................            (67)            10              26           (31)
Acquisition and other...................            108                             47           155
Closed or sold facilities...............            (93)                           (17)         (110)
                                                -------         ------          ------        ------
   Total increase ......................        $   394         $   34          $  194        $  622
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

Net sales of $1,348 million for the three months ended June 30, 2000 increased 19% compared to last year and profits increased by $112 million to $208 million. The increase in net sales was due to higher average prices for containerboard, corrugated containers and market pulp and the St. Laurent acquisition. Profits increased primarily as a result of the higher average sales prices, but the impact of the additional mill downtime and higher reclaimed fiber cost partially offset the improvement. Net sales and profit for the St. Laurent operations included in this segment were $49 million and $15 million, respectively. Cost of goods sold as a percent of net sales decreased to 77% for the three months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher average sales prices.

For the six months ended June 30, 2000, net sales of $2,624 million increased 18% compared to last year and profits increased by $288 million to $440 million. On average, linerboard prices were higher than last year by 22% and the average price of corrugated containers was higher by 20%. Production of containerboard and kraft paper for the six months ended June 30, 2000, exclusive of St. Laurent"s containerboard production of 110,000 tons, decreased 2% due primarily to the downtime. Shipments of corrugated containers declined 1% compared to last year. The average sales price of market pulp increased 37% compared to last year while sales volume declined 11%. The average price of SBS increased by 7% compared to last year while sales volume was lower by 1%. Profits increased due primarily to the higher average sales prices, although the additional mill downtime and the higher reclaimed fiber cost partially offset the sales price improvements. Cost of goods sold as a percent of net sales decreased to 75% for the six months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher average sales prices.

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

Costs and Expenses
------------------
Costs and expenses for the three and six month periods ended June 30, 2000 include expenses for St. Laurent after May 31, 2000. Exclusive of St. Laurent, the Company"s cost of goods sold compared to last year was lower because of third party sales of containerboard and kraft, market pulp and other products. The Company"s overall cost of goods sold as a percent of net sales for the three months ended June 30 decreased from 84% in 1999 to 80% in 2000, and for the six months ended June 30 decreased from 87% in 1999 to 80% in 2000, due primarily to the higher average sales prices.

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

                                     SMURFIT-STONE CONTAINER CORPORATION
                                     -----------------------------------
                                                (Registrant)



Date: September 18, 2000                   /s/  Paul K. Kaufmann
      ------------------                 ----------------------------
                                                Paul K. Kaufmann
                                            Vice President and
                                           Corporate Controller
                                      (Principal Accounting Officer)