Form 10-Q
period 2000-09-30
SMURFIT STONE CONTAINER CORP
filed 2000-11-09
CIK 919226

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2000
Commission File Number 0-23876


                       SMURFIT-STONE CONTAINER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               43-1531401
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

          150 North Michigan Avenue, Chicago, Illinois          60601
          --------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)

                                  (312) 346-6600
          --------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                  Not Applicable
          --------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last report)


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of September 30, 2000, the registrant had outstanding 243,541,323 shares of common stock, $.01 par value per share.

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                Three months ended         Nine months ended
                                                                    September 30,             September 30,
                                                                ----------------------------------------------
(In millions, except per share data)                              2000          1999         2000       1999
==============================================================================================================
Net sales...................................................     $2,233        $1,792       $6,290     $5,227
Costs and expenses
 Cost of goods sold.........................................      1,754         1,488        5,009      4,459
 Selling and administrative expenses........................        196           165          555        536
 Restructuring charge.......................................          6             2           52         11
                                                                ----------------------------------------------
  Income from operations....................................        277           137          674        221
Other income (expense)
 Interest expense, net......................................       (142)         (140)        (392)      (436)
 Other, net.................................................         16             3           23         60
                                                                ----------------------------------------------
  Income (loss) from continuing operations
   before income taxes, minority interest and
   extraordinary item.......................................        151             0          305       (155)
Benefit from (provision for) income taxes...................        (69)           (9)        (148)        35
Minority interest expense...................................         (3)           (2)          (7)        (6)
                                                                ----------------------------------------------
  Income (loss) from continuing operations
  before extraordiny item...................................         79           (11)         150       (126)
Discontinued operations
  Loss from discontinued operations, net of income
   tax benefit of $4 for the three months and nine
   months ended September 30, 1999..........................                       (4)                     (1)
  Gain on disposition of discontinued operations,
   net of income taxes of $4................................                                     6
                                                                ----------------------------------------------
   Income (loss) before extraordinary item..................         79           (15)         156       (127)
Extraordinary item
  Gain (loss) from early extinguishment of debt, net of
   income tax benefit of $0 for the nine months ended
   September 30, 2000, and $1 for the three months and
   nine months ended September 30, 1999.....................                       (1)           1         (2)
                                                                ----------------------------------------------
Net income (loss)...........................................     $   79        $  (16)      $  157     $ (129)
                                                                ===============================================
Basic earnings per common share
 Income (loss) from continuing operations before
  extraordinary item........................................     $  .32        $ (.05)      $  .66     $ (.58)
 Discontinued operations....................................                     (.02)                   (.01)
 Gain on disposition of discontinued operations.............                                   .03
 Extraordinary item.........................................                                             (.01)
                                                                ----------------------------------------------
  Net income (loss).........................................     $  .32        $ (.07)      $  .69     $ (.60)
                                                                ===============================================
Weighted average shares outstanding.........................        244           217          229        216
                                                                ===============================================
Diluted earnings per common share
 Income (loss) from continuing operations before
  extraordinary item........................................     $  .32        $ (.05)      $  .65     $ (.58)
 Discontinued operations....................................                     (.02)                   (.01)
 Gain on disposition of discontinued operations.............                                   .03
 Extraordinary item.........................................                                             (.01)
                                                                ----------------------------------------------
  Net income (loss).........................................     $  .32        $ (.07)      $  .68     $ (.60)
                                                                ===============================================
Weighted average shares outstanding.........................        244           217          231        216
===============================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                            September 30,  December 31,
(In millions, except share data)                                                2000          1999
=======================================================================================================
Assets                                                                       (Unaudited)

Current assets
  Cash and cash equivalents.................................................$         55   $        24
  Receivables, less allowances of $52 in 2000 and $50 in 1999...............         731           647
  Inventories
    Work-in-process and finished goods......................................         260           238
    Materials and supplies..................................................         515           496
                                                                            ---------------------------
                                                                                     775           734
  Refundable income taxes...................................................          35             7
  Deferred income taxes.....................................................         117           130
  Prepaid expenses and other current assets.................................          66            69
                                                                            ---------------------------
    Total current assets....................................................       1,779         1,611
Net property, plant and equipment...........................................       5,589         4,395
Timberland, less timber depletion...........................................          41            24
Goodwill, less accumulated amortization of $219 in 2000 and $151 in 1999....       3,367         3,328
Investment in equity of non-consolidated affiliates.........................         175           176
Other assets................................................................         334           325
                                                                            ---------------------------
                                                                            $     11,285   $     9,859
=======================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt......................................$         42   $       174
  Accounts payable..........................................................         642           662
  Accrued compensation and payroll taxes....................................         230           238
  Interest payable..........................................................         143           111
  Other current liabilities.................................................         234           384
                                                                            ---------------------------
    Total current liabilities...............................................       1,291         1,569
Long-term debt, less current maturities.....................................       5,450         4,619
Other long-term liabilities.................................................         908           894
Deferred income taxes.......................................................       1,148           839
Minority interest...........................................................          99            91
Stockholders' equity
  Preferred stock, par value $.01 per share; 25,000,000
    shares authorized; none issued and outstanding
  Common stock, par value $.01 per share; 400,000,000 shares authorized, 243,541,323 and 217,820,762 issued
    and outstanding in 2000 and 1999, respectively..........................           2             2
  Additional paid-in capital................................................       3,836         3,436
  Retained earnings (deficit)...............................................      (1,429)       (1,586)
  Accumulated other comprehensive income (loss).............................         (20)           (5)
                                                                            ---------------------------
    Total stockholders' equity..............................................       2,389         1,847
                                                                            ---------------------------
                                                                            $     11,285   $     9,859
=======================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Nine months ended September 30, (In millions)                         2000      1999
-------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)..............................................   $   157    $(129)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Gain on disposition of discontinued operations...............       (10)
    Extraordinary (gain) loss from early extinguishment of debt..        (1)       3
    Depreciation, depletion and amortization.....................       318      328
    Amortization of deferred debt issuance costs.................         8       11
    Deferred income taxes........................................       148      (75)
    Gain on sale of assets.......................................        (3)     (39)
    Non-cash employee benefit expense (income)...................       (11)      29
    Foreign currency transaction gains...........................                 (5)
    Non-cash restructuring charge................................        32        6
    Change in current assets and liabilities,
      net of effects from acquisitions and dispositions
        Receivables..............................................        34     (165)
        Inventories..............................................        43       16
        Prepaid expenses and other current assets................        20       29
        Accounts payable and accrued liabilities.................       (72)     144
        Interest payable.........................................        29        9
        Income taxes.............................................       (42)      11
    Other, net...................................................      (139)     (51)
                                                                    ----------------
  Net cash provided by operating activities......................       511      122
                                                                    ----------------
Cash flows from investing activities
  Property additions.............................................      (228)    (101)
  Proceeds from property and investment
    disposals and sale of businesses.............................        69      546
  Payments on acquisition, net of cash received..................      (631)
                                                                    ----------------
  Net cash provided by (used for) investing activities...........      (790)     445
                                                                    ----------------
Cash flows from financing activities
  Borrowings under bank credit facilities........................     1,525
  Payments on debt...............................................    (1,205)    (670)
  Net borrowings under the accounts
    receivable securitization program............................         3       17
  Proceeds from exercise of stock options........................         6       16
  Deferred debt issuance costs...................................       (17)
                                                                    ----------------
  Net cash provided by (used for) financing activities...........       312     (637)
                                                                    ----------------
Effect of exchange rate changes on cash..........................        (2)       1
Increase (decrease) in cash and cash equivalents.................        31      (69)
Cash and cash equivalents
  Beginning of period............................................        24      155
                                                                    ----------------
  End of period..................................................   $    55    $  86
-------------------------------------------------------------------------------------

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

3.  St. Laurent Acquisition

On May 31, 2000, the Company, through a subsidiary of Stone, completed its acquisition ("St. Laurent Acquisition") of St. Laurent Paperboard Inc. ("St. Laurent") pursuant to an amended and restated pre-merger agreement dated as of April 13, 2000 among SSCC, Stone and St. Laurent. Pursuant to the agreement, each common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. A total of approximately 25.3 million shares of SSCC common stock were issued. The total purchase price, including cash paid of $631 million and debt assumed of $376 million, was approximately $1.4 billion.

The St. Laurent Acquisition was accounted for as a purchase business combination and, accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operations of the Company after May 31, 2000. The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $175 million, which is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma combined information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                                                      Nine months ended
Pro Forma Information                                                                   September 30,
                                                                                 --------------------------
                                                                                   2000              1999
                                                                                 -------            -------
Net sales......................................................................  $ 6,745            $ 5,850
Income (loss) before extraordinary item........................................      147               (141)
Net income (loss)..............................................................      148               (144)

  Net income (loss) per common share
  Basic........................................................................  $   .61            $  (.60)
  Diluted......................................................................  $   .60            $  (.60)

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

4.   Merger and Restructuring

On November 18, 1998, Stone merged with a wholly-owned subsidiary of the Company (the "Stone Merger"). The Stone Merger was accounted for as a purchase business combination. The cost to acquire Stone was allocated to the assets acquired and liabilities assumed according to their fair values. The allocation resulted in acquired goodwill of $3,136 million, which is being amortized on a straight-line basis over 40 years.

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized.

The Company recorded a pretax restructuring charge of $6 million during the third quarter of 2000 primarily related to the permanent shutdown of a multi-wall bag facility.

Restructuring charges for the nine months ended September 30, 2000, included a pretax restructuring charge of $40 million recorded during the second quarter of 2000 in conjunction with the permanent shutdown of a containerboard mill and a corrugated container facility. Included in the restructuring charge is the adjustment to fair value of property and equipment and spare parts ($31 million) of closed facilities, liabilities for the termination of certain employees ($5 million), and liabilities for long-term commitments ($4 million). The assets at these facilities were adjusted to their estimated fair value less cost to sell. The terminated employees included approximately 105 employees at the mill facility and 150 employees at the container facility. The long-term commitments consist of environmental clean-up and one-time closure costs.

The Company recorded a $2 million restructuring charge during the third quarter of 1999, and $11 million for the nine months ended September 30, 1999 related to the permanent shutdown of various facilities.

5.  Long-Term Debt

On March 31, 2000, Stone amended and restated its existing credit agreement (the "Stone Credit Agreement") pursuant to which a group of financial institutions provided an additional $575 million to Stone in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity dates of the revolving credit facilities under the Stone Credit Agreement to December 31, 2005. On April

28, 2000, Stone used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

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

6.   Other Significant Events

During the third quarter of 2000, the Company recorded a $12.5 million pretax gain related to the proceeds received from the redemption of the convertible preferred stock of Four M Corporation that Stone had received in connection with the consummation of the Florida Coast Paper Company reorganization plan. The pretax gain is included in other, net in the consolidated statements of operations.

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc., a Canadian-based manufacturer and marketer of publication paper, resulting in a gain of $39 million, which was reflected in other, net in the consolidated statements of operations.

7.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's only significant non-consolidated affiliate at September 30, 2000 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $115 million and $100 million for the three months ended September 30, 2000 and 1999, respectively, and $337 million and $282 million for the nine months ended September 30, 2000 and 1999, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                   Three months ended      Nine months ended
                                                      September 30,          September 30,
                                                   ------------------      -----------------
                                                    2000        1999        2000       1999
                                                   ------      ------      ------     ------
Results of operations (a)
  Net sales....................................     $165        $154        $502       $486
  Cost of sales................................      143         134         439        423
  Income before income taxes, minority interest
    and extraordinary charges..................        9           7          28         23
  Net income...................................        9           7          26         22

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


9.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                    Three months       Nine months
                                                        ended             ended
                                                    September 30,     September 30,
                                                    -------------     -------------
                                                    2000     1999     2000    1999
                                                    ----     ----     ----    -----
Net income (loss) ..............................    $ 79     $(16)    $157    $(129)
Other comprehensive income (loss), net of tax:
  Foreign currency translation .................     (18)       4      (15)      (5)
                                                    ----     ----     ----    -----
Comprehensive income (loss) ....................    $ 61     $(12)    $142    $(134)
                                                    ----     ----     ----    -----


10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months      Nine months
                                                          ended            ended
                                                      September 30,    September 30,
                                                      -------------    -------------
                                                      2000    1999     2000    1999
                                                      ----    -----    ----    -----
Numerator:
Income (loss) from continuing operations before
  extraordinary item ..............................   $ 79    $ (11)   $150    $(126)

Denominator:
Denominator for basic earnings per share--
    Weighted average shares .......................    244      217     229      216
  Effect of dilutive securities:
    Employee stock options ........................                       2
                                                      ----    -----    ----    -----
  Denominator for diluted earnings per share--
    Adjusted weighted average shares ..............    244      217     231      216
                                                      ----    -----    ----    -----
Basic earnings (loss) per share from continuing
  operations before extraordinary item ............   $.32    $(.05)   $.66    $(.58)
                                                      ----    -----    ----    -----
Diluted earnings (loss) per share from continuing
  operations before extraordinary item ............   $.32    $(.05)   $.65    $(.58)
                                                      ----    -----    ----    -----

For the three and nine month periods ended September 30, 2000 and 1999, convertible debt to acquire one million shares of common stock with an earnings effect of $.5 million and $1.5 million, respectively, and three million additional minority interest shares with an earnings effect of $2 million and $6 million, respectively, are excluded from the diluted earnings per share computation because they are antidilutive. For the three and nine month periods ended September 30, 1999, options to purchase four million shares of common stock under the treasury stock method were also excluded from the diluted earnings per share computation because they are antidilutive.


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

                                             Container-
                                              board &       Folding
                                             Corrugated    Cartons &
                                             Containers    Boxboard     Other     Total
                                             ----------    ---------    ------    ------
Three months ended September 30,
--------------------------------
    2000
    ----
    Revenues from external customers ....      $1,402        $239       $  592    $2,233
    Intersegment revenues ...............          48                       72       120
    Segment profit (loss) ...............         262          24         (135)      151

    1999
    ----
    Revenues from external customers ....      $1,164        $212       $  416    $1,792
    Intersegment revenues ...............          49                       75       124
    Segment profit (loss) ...............         171          15         (186)        0

Nine months ended September 30,
-------------------------------
    2000
    ----
    Revenues from external customers ....      $4,026        $678       $1,586    $6,290
    Intersegment revenues ...............         136                      262       398
    Segment profit (loss) ...............         702          61         (458)      305

    1999
    ----
    Revenues from external customers ....      $3,394        $617       $1,216    $5,227
    Intersegment revenues ...............         145                      213       358
    Segment profit (loss) ...............         323          48         (526)     (155)

The Company announced its plan to reorganize part of its packaging operations to reduce costs and enhance its marketing efforts. The Company will begin reporting its new segments in its internal reporting during the fourth quarter.

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

13.  Subsequent Event

On October 26, 2000 the stockholders of Stone approved an Agreement and Plan of Merger among SSCC, SCC Merger Co. and Stone pursuant to which each share of issued and outstanding $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock of Stone (the "Stone Preferred Stock") will be converted into the right to receive one share of $1.75 Series A Cumulative Convertible Exchangeable Preferred Stock of SSCC (the "SSCC Preferred Stock") plus a cash payment from SSCC equal to the accrued and unpaid dividends on each outstanding share of Stone Preferred Stock, less $0.12 to cover certain transaction related expenses.

It is anticipated that the merger transaction will be completed on November 15, 2000, and that the cash payment per share of Stone Preferred Stock will be $6.4425, resulting in total cash payments by SSCC of approximately $30 million. Following the completion of the merger transaction, the holders of the SSCC Preferred Stock will be entitled to dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend to be paid on February 15, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In millions)                                                     Three months ended     Nine months ended
                                                                     September 30,         September 30,
                                                                  ------------------     -----------------
                                                                   2000        1999       2000       1999
                                                                  ------      ------     ------     ------
Net sales
  Containerboard and corrugated containers......................  $1,402      $1,164     $4,026     $3,394
  Folding cartons and boxboard..................................     239         212        678        617
  Other operations..............................................     592         416      1,586      1,216
                                                                  ------      ------     ------     ------
  Total.........................................................  $2,233      $1,792     $6,290     $5,227
                                                                  ======      ======     ======     ======

Profit (loss)
  Containerboard and corrugated containers......................  $  262      $  171     $  702     $  323
  Folding cartons and boxboard..................................      24          15         61         48
  Other operations..............................................      29          27         93         82
                                                                  ------      ------     ------     ------
  Total operations..............................................  $  315      $  213     $  856     $  453
  Restructuring charge..........................................      (6)         (2)       (52)       (11)
  Interest expense, net.........................................    (142)       (140)      (392)      (436)
  Other, net....................................................     (16)        (71)      (107)      (161)
                                                                  ------      ------     ------     ------
  Income (loss) before income taxes............................   $  151      $          $  305     $ (155)
                                                                  ======      ======     ======     ======

Net sales for the Company for the three and nine month periods ended September 30, 2000, increased 25% and 20%, respectively, compared to the same periods last year due to higher average sales prices for containerboard, corrugated containers and market pulp and the St. Laurent Acquisition. St. Laurent's results of operations are included in the consolidated results of the Company after May 31, 2000, the date of the acquisition. Net sales included for St. Laurent for the three and nine months ended September 30, 2000 were $279 million and $375 million, respectively. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

Operating profits for the Company for the three and nine month periods ended September 30, 2000 increased 48% and 89%, respectively, compared to last year due to the higher average sales prices, Stone Merger synergy savings, including improved efficiency in the Company's mill system, and the St. Laurent Acquisition. Operating profits in the 2000 periods were negatively impacted by higher energy cost and downtime taken at the Company's containerboard mills for internal inventory management and maintenance. Operating profits included for St. Laurent for the three and nine months ended September 30, 2000 were $47 million and $64 million, respectively.

Other, net for the three months and nine months ended September 30, 2000 improved compared to last year due to the effects of lower intercompany profit elimination and LIFO expense, and a non-recurring gain of $12.5 million related to the proceeds received from the redemption of convertible preferred stock in connection with the consummation of the Florida Coast Paper Company reorganization plan. For the nine months ended September 30, 1999, other, net included a $39 million gain on asset sales and an expense of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan.

(In millions)
                                   Container-
                                    board &      Folding
Increase (decrease)                Corrugated   Cartons &     Other
in net sales due to:               Containers   Boxboard    Operations   Total
--------------------               ----------   ---------   ----------   ------
Three months ended September 30,
2000 compared to 1999
--------------------------------
Sales price and product mix ....     $ 146         $18         $  4      $  168
Sales volume ...................       (45)          9           45           9
Acquisition and other ..........       188                      132         320
Closed or sold facilities ......       (51)                      (5)        (56)
                                     -----         ---         ----      ------
    Total increase .............     $ 238         $27         $176      $  441
                                     =====         ===         ====      ======

Nine months ended September 30,
2000 compared to 1999
--------------------------------
Sales price and product mix ....     $ 551         $42         $147      $  740
Sales volume ...................       (73)         19           66          12
Acquisition and other ..........       296                      179         475
Closed or sold facilities ......      (142)                     (22)       (164)
                                     -----         ---         ----      ------
    Total increase .............     $ 632         $61         $370      $1,063
                                     =====         ===         ====      ======


Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales of $1,402 million for the three months ended September 30, 2000 increased 20% compared to last year and profits increased by $91 million to $262 million. The increase in net sales was due to higher average sales prices for containerboard, corrugated containers and market pulp and the St. Laurent Acquisition. The increase in operating profits compared to last year were due to the higher average sales prices, Stone Merger synergy savings, including improved efficiency in the Company's mill system, and the St. Laurent Acquisition. Profits were negatively impacted by higher energy cost and mill downtime taken for internal inventory management and maintenance. Net sales and operating profit included for the St. Laurent operations in this segment for the three months ended September 30, 2000 were $147 million and $46 million, respectively. Cost of goods sold as a percent of net sales decreased to 72% for the three months ended September 30, 2000 compared to 75% for the same period last year due to the St. Laurent Acquisition and the higher average sales prices.

On average, linerboard prices for the third quarter of 2000 were higher than last year by 12% and the average price of corrugated containers was higher by 15%. Strong demand for market pulp drove prices higher in the first half of 2000 and the Company implemented a price increase of $30 per metric ton on July 1, 2000. The average price of market pulp for the third quarter of 2000 was 13% higher compared to last year.

Production of containerboard and kraft paper for the third quarter of 2000, exclusive of St. Laurent's production of 335,000 tons, declined 10% compared to last year due to the higher levels of downtime. Shipments of corrugated containers increased 3% compared to last year due to the St. Laurent Acquisition. Corrugated shipments were negatively impacted by plant closures and customer rationalization. The Company had higher third party sales of containerboard, but lower third party sales of kraft paper in the three and nine month periods ended September 30, 2000. Sales volume for market pulp for the third quarter was comparable to last year.

For the nine months ended September 30, 2000, net sales of $4,026 million increased 19% compared to last year and profits increased by $379 million to $702 million. The improved results were due to the higher sales prices, Stone Merger synergy savings and the St. Laurent Acquisition, although profits were negatively impacted by the mill downtime and higher cost of energy and reclaimed fiber. Net sales and operating profit included for St. Laurent for the nine months ended September 30, 2000 were $196 million and $61 million, respectively. On average, linerboard prices were higher than last year by 18% and the average price of corrugated containers was higher by 18%. Production of containerboard and kraft paper for the nine months ended September 30, 2000, exclusive of St. Laurent's production of 445,000 tons, decreased 5% due primarily to the downtime. Shipments of corrugated containers increased 1% compared to last year. The average sales price of market pulp increased 25% compared to last year while sales volume declined 8% due to higher maintenance downtime in 2000. Cost of goods sold as a percent of net sales decreased to 74% for the nine months ended September 30, 2000 compared to 81% for the same period last year due to the St. Laurent Acquisition and the higher average sales prices.


Folding Cartons and Boxboard Segment
------------------------------------
Net sales of $239 million for the three months ended September 30, 2000 increased by 13% compared to last year and profits increased by $9 million to $24 million. The sales and profit increases were due primarily to higher average sales prices for folding cartons and boxboard and higher shipments of folding cartons. On average, boxboard sales prices were 14% higher and folding carton sales prices were 7% higher than last year. Folding carton shipments increased 5% compared to last year. Reclaimed fiber cost was comparable to last year. Cost of goods sold as a percent of net sales decreased to 83% for the three months ended September 30, 2000 compared to 85% for the same period last year due primarily to the higher sales prices.

For the nine months ended September 30, 2000 net sales of $678 million increased by 10% compared to last year and profit improved $13 million to $61 million. On average, boxboard sales prices were 11% higher and folding carton sales prices were 6% higher than last year. Folding carton shipments increased 2% and boxboard shipments increased 9% compared to last year. Increases in the cost of materials and higher converting costs partially offset the improvements in sales price and product mix. Cost of goods sold as a percent of net sales for the nine months ended September 30, 2000 was 84%, comparable to the same period last year.


Other Operations
----------------
Net sales of $592 million for the three months ended September 30, 2000, increased by 42% compared to last year and profits increased by $2 million to $29 million. Sales were higher than last year due primarily to the St. Laurent Acquisition. Net sales and profit included for the St. Laurent converting facilities for the three months ended September 30, 2000 were $132 million and $1 million, respectively. On average, reclaimed fiber prices were lower than last year due primarily to reduced demand for old corrugated containers ("OCC") resulting from the high level of mill downtime taken by the containerboard industry. Total tons of fiber reclaimed and brokered increased by 3% compared to last year. International operations experienced a 20% increase in net sales due to increased volume, primarily for container operations, and higher average sales prices for containerboard and reclaimed fiber. Results for the Company's industrial bag and specialty packaging operations were comparable to last year.

Net sales of $1,586 million for the nine months ended September 30, 2000, increased by 30% compared to last year and profits increased by $11 million to $93 million due primarily to the reclamation operations and St. Laurent's converting operations. Reclaimed fiber prices for the nine months ended September 30, 2000 were higher than last year for OCC and old newsprint by $20 per ton and $30 per ton, respectively. Total tons of fiber reclaimed and brokered increased 3% compared to last year. Results for the Company's industrial bag, international and specialty packaging operations were comparable to last year. Net sales and profit included for the St. Laurent converting facilities for the nine months ended September 30, 2000 were $179 million and $3 million, respectively.


Costs and Expenses
------------------
Costs and expenses for the three months and nine months ended September 30, 2000 include expenses for St. Laurent after May 31, 2000. The decreases in the Company's overall cost of goods sold as a percent of net sales for the three months ended September 30 from 83% in 1999 to 79% in 2000, and for the nine months ended September 30 from 85% in 1999 to 80% in 2000, were due to the St. Laurent Acquisition and the higher average sales prices.

Selling and administrative expenses as a percent of net sales for the nine month period ended September 30, decreased from 10% in 1999 to 9% in 2000 due primarily to higher average sales prices. Selling and administrative expenses as a percent of net sales for the three months ended September 30, 2000 was 9%, unchanged from the same period in 1999.

Merger synergy savings of $50 million from the St. Laurent Acquisition are targeted by the end of 2001. These synergies will be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions.

Other income and expense, net for the three months ended September 30, 2000 included a non-recurring pretax gain of $12.5 million related to proceeds received from the redemption of the convertible preferred stock of Four M Corporation that Stone had received in connection with the consummation of the Florida Coast Paper Company reorganization plan. For the nine months ended September 30, 1999, the Company recorded a $39 million gain on the sale of its equity interest in Abitibi-Consolidated, Inc. In addition, foreign exchange gains were more favorable in 1999 as compared to 2000.

Higher interest rates and new borrowings used to fund the St. Laurent Acquisition resulted in higher interest expense, net for the three months ended September 30, 2000 compared to last year. Interest expense, net for the nine months ended September 30, 2000 was lower than last year by $44 million due to lower average debt levels. The Company's overall average effective interest rates in the 2000 periods were higher than last year for the three and nine month periods ended September 30, 2000 by 0.7% and 0.6%, respectively.

Provision for income taxes for the three months and nine months ended September 30, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.


Statistical Data

(In thousands of tons, except as noted)      Three months ended     Nine months ended
                                                September 30,         September 30,
                                             ------------------     -----------------
                                              2000        1999       2000       1999
                                             ------      ------     ------     ------
Mill production:
    Containerboard .......................    1,821       1,625      5,055      4,745
    Kraft paper ..........................       73          99        218        324
    Market pulp ..........................      145         142        452        434
    Solid bleached sulfate ...............       79          50        185        141
    Recycled boxboard ....................      210         207        635        622
Corrugated shipments (billion sq. ft.) ...     23.7        23.1       69.4       68.8
Folding carton shipments .................      176         147        474        435
Industrial bag shipments .................       74          79        228        236
Fiber reclaimed and brokered .............    1,705       1,648      5,036      4,869


Restructuring

As explained in the SSCC 1999 10-K, the Company restructured its operations in connection with the Stone Merger. The Company recorded a pretax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC(U.S.) mill operations and related facilities on December 1, 1998. In addition, the allocation of the cost to acquire Stone included an adjustment to fair value of property, plant and equipment associated with the permanent closure of certain containerboard and pulp mill facilities owned by Stone on December 1, 1998 and five Stone converting facilities during the allocation period in 1999. As part of the Company's continuing evaluation of all areas of its business in connection with its Stone Merger integration, the Company recorded a $10 million restructuring charge in the year ended December 31, 1999 related to the permanent shutdown of eight additional JSC(U.S.) facilities and a $46 million restructuring charge in 2000 related to the permanent shutdown of a Stone containerboard mill and five Stone converting facilities. The containerboard mill shutdown in 2000 had an annual capacity of 130,000 tons of corrugating medium. In addition, the Company recorded a pretax restructuring charge of $6 million during the third quarter of 2000 primarily related to the permanent shutdown of a multi-wall bag facility. The restructuring charges and the allocation of costs to acquire Stone included adjustments to liabilities for the termination of certain employees of the Company, the liabilities for long-term commitments and resolution of litigation related to Stone's investment in Florida Coast Paper Company, L.L.C. ("FCPC"). Since the Stone Merger, through September 30, 2000, approximately $226 million (75%) of the cash expenditures were incurred, approximately 54% of which related to the FCPC settlement. The remaining exit liabilities for JSC(U.S.) and Stone as of September 30, 2000 of approximately $75 million will be funded through operations as originally planned.


Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2000 of $511 million, borrowings under bank credit facilities of $1,525 million, proceeds from the sale of assets of $69 million and proceeds from exercise of stock options of $6 million were used to fund the $631 million cash component of the St. Laurent Acquisition, $1,205 million of net debt repayments, $17 million of financing fees and property additions of $228 million. Property additions include approximately $103 million of expenditures, as planned, under the Cluster Rule (as discussed in the SSCC 1999 10-K). Debt repayments for the nine months ended September 30, 2000 included the $559 million redemption of the Company's outstanding 9.875% senior notes due February 1, 2001, repayment of approximately $376 million of existing indebtedness of St. Laurent, prepayments on the Company's bank term loans and scheduled debt repayments.

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

In May 2000, Stone sold the market pulp mill at its Port Wentworth, Georgia mill site to a third party. Net proceeds of approximately $58 million from the sale were used for debt reduction.

On March 31, 2000, Stone amended and restated its existing Stone Credit Agreement pursuant to which a group of financial institutions provided an additional $575 million to Stone in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity date of the revolving credit agreement to December 31, 2005. On April 28, 2000, Stone used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

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

The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At September 30, 2000, Stone had accumulated dividend arrearages of approximately $28 million related to its $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Stone Preferred Stock"). On October 26, 2000 the stockholders of Stone approved an Agreement and Plan of Merger among SSCC, SCC Merger Co. and Stone pursuant to which each share of issued and outstanding Stone Preferred Stock will be converted into the right to receive one share of $1.75 Series A Cumulative Convertible Exchangeable Preferred Stock of SSCC (the "SSCC Preferred Stock") plus a cash payment from SSCC equal to the accrued and unpaid dividends on each outstanding share of Stone Preferred Stock, less $0.12 to cover certain transaction related expenses. It is anticipated that the merger transaction will be completed on November 15, 2000, and that the cash payment per share of Stone Preferred Stock will be $6.4425, resulting in total cash payments by SSCC of approximately $30 million. Following the completion of the merger transaction, the holders of the SSCC Preferred Stock will be entitled to dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend to be paid on February 15, 2001. The Company will fund the $30 million cash portion of the merger consideration and future dividend payments on the SSCC Preferred Stock by cash from operations and borrowings under the JSC(U.S.) Credit Agreement.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, expenditures under the Cluster Rule and other capital expenditures. The Company expects to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2000, JSC(U.S.) had $517 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and Stone had $491 million of unused borrowing capacity under the Stone Credit Agreement and the Stone Additional Credit Agreement.


Prospective Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is required to be adopted effective January 1, 2001 for companies with fiscal years ending December 31, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on its earnings and financial position.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 clarifies the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company anticipates no effect on income from operations or financial position from the adoption of SAB 101.

In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 implementation is consistent with the requirements of SAB 101. The Company intends to adopt EITF 00-10 in the fourth quarter of 2000 and reclassify shipping and handling costs from net sales. The reclassification will have no effect on income from operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the SSCC 1999 10-K.

Foreign Currency Risk

During the nine months ended September 30, 2000, the exchange rates for the Canadian dollar and the German mark strengthened/(weakened) against the U.S. dollar as follows:

Rate at September 30, 2000 vs. December 31, 1999
   Canadian dollar                                                       (4.4)%
   German mark                                                          (14.2)%
Average rate for the nine months ended September 30, 2000 vs. 1999
   Canadian dollar                                                        1.2%
   German mark                                                          (14.0)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German mark obligation. The Company recognized foreign currency transaction gains of less than $1 million for the nine months ended September 30, 2000 compared to a gain of $5 million for the same period last year.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the nine months ended September 30, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

As of September 30, 2000, Stone had accumulated dividend arrearages of approximately $28 million related to the Stone Preferred Stock (see Item 4, Submission of Matters to a Vote of Security Holders). Declaration of dividends in respect of such stock is currently prohibited by the terms of the Stone Credit Agreement and certain note indentures.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On October 26, 2000, a special meeting of shareholders was held. At the meeting, the stockholders of Stone approved a proposed merger transaction pursuant to which each share of Stone Preferred Stock will be canceled and converted into the right to receive one share of the SSCC Preferred Stock, plus $6.4425 in cash. The transaction is expected to occur on November 15, 2000.

                                                                       Shares
                             Votes For    Votes Against  Abstentions  Not Voted
                             -----------  -------------  -----------  ---------
       Common Stock          135,335,381
       Series E Preferred      3,093,165     61,223        5,122    1,439,790

Item 5.  Other Information
         -----------------

None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
a)  The following exhibits are included in this Form 10-Q.

    10.1 Third Admendment of Amended and Restated Credit Agreement dated as of March 22, 2000, among SSCC, JSCE, Inc., JSC(U.S.) and the banks party thereto.

    10.2 Fourth Admendment of Amended and Restated Credit Agreement dated as of July 31, 2000, among SSCC, JSCE, Inc., JSC(U.S.) and the banks party thereto.

    27.1  Financial Data Schedule

b)  Reports on Form 8-K

    None

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SMURFIT-STONE CONTAINER CORPORATION
                                       ---------------------------------------
                                                    (Registrant)



Date:  November 9, 2000                      /s/ Paul K. Kaufmann
       -----------------               ---------------------------------------
                                                  Paul K. Kaufmann
                                                 Vice President and
                                                Corporate Controller
                                           (Principal Accounting Officer)