Form 10-K
period 2000-12-31
SMURFIT STONE CONTAINER CORP
filed 2001-03-13
CIK 919226

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

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

                            ----------------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock, $.01
                                   par value
                         Common Stock, $.01 par value
                         ----------------------------
                                Title of Class

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001: approximately $3.5 billion.

The number of shares outstanding of the registrant's common stock as of January 31, 2001: 243,570,031

DOCUMENTS INCORPORATED BY REFERENCE:            Part of Form 10-K
                                                   Into Which
                                                  Document is
               Document                           Incorporated
               --------                           ------------
Sections of the Registrant's Proxy Statement
to be filed on or before April 16, 2001 for
the Annual Meeting of Stockholders to be held
on May 17, 2001.                                       III

                      SMURFIT-STONE CONTAINER CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                               December 31, 2000

                               TABLE OF CONTENTS

                                                                                                   Page No.
PART I
Item 1.   Business...................................................................................    3
Item 2.   Properties.................................................................................    9
Item 3.   Legal Proceedings..........................................................................   10
Item 4.   Submission of Matters to a Vote of Security Holders........................................   11

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................   12
Item 6.   Selected Financial Data....................................................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......   15
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.................................   24
Item 8.   Financial Statements and Supplementary Data................................................   25
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......   64

PART III
Item 10.  Directors and Executive Officers of the Registrant.........................................   64
Item 11.  Executive Compensation.....................................................................   66
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................   66
Item 13.  Certain Relationships and Related Transactions.............................................   67

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   67

FORWARD-LOOKING STATEMENTS
Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business - Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements, within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions as they relate to Smurfit-Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include among others, the following:

 .    the impact of general economic conditions in North America and Europe and in other locations in which we and our subsidiaries currently do business;
 .    general industry conditions, including competition and product and raw material prices;
 .    fluctuations in exchange rates and currency values;
 .    capital expenditure requirements;
 .    legislative or regulatory requirements, particularly concerning environmental matters;
 .    interest rates;
 .    access to capital markets;
 .    fluctuations in energy prices; and
 .    obtaining required approvals, if any, of debt holders.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

                                    PART I

ITEM 1.  BUSINESS
         --------

Unless the context otherwise requires, "we", "us", "our" or Smurfit-Stone refers to the business of Smurfit-Stone Container Corporation and its subsidiaries.

GENERAL
-------

Smurfit-Stone Container Corporation, a Delaware corporation, is the industry's leading integrated manufacturer of paper and paper-based packaging, including containerboard, corrugated containers, multiwall bags and clay-coated recycled boxboard, and is the world's largest paper recycler. In addition, we are a leading producer of solid bleached sulfate, folding cartons, paper tubes and cores, and labels. For the year ended December 31, 2000, our net sales were $8,796 million and net income available to common shareholders was $224 million.

We are a holding company with no business operations of our own. We conduct our business operations through two wholly-owned subsidiaries: JSCE, Inc., a Delaware corporation, and Stone Container Corporation, a Delaware corporation. JSCE conducts all of its business operations through its wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.). We acquired Stone Container through the November 18, 1998 merger of a wholly-owned subsidiary of Jefferson Smurfit Corporation, now known as Smurfit-Stone, with and into Stone Container. Our results contained herein reflect Stone Container's operations after November 18, 1998. Jefferson Smurfit Corporation (U.S.) and Stone Container collectively have operations primarily in North America and Europe.

On May 31, 2000, Smurfit-Stone, through a subsidiary of Stone Container, completed its acquisition of St. Laurent Paperboard, Inc. Pursuant to an Amended and Restated Pre-Merger Agreement, each outstanding common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of Smurfit-Stone common stock and $12.50 in cash. The total consideration paid in connection with the St. Laurent acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of Smurfit-Stone common stock and the assumption of $376 million of St. Laurent's debt. Amounts included in the discussion below include St. Laurent's operations after May 31, 2000.

PRODUCTS
--------

We report our results of operations in two industry segments: 1) Containerboard and Corrugated Containers and 2) Consumer Packaging. For financial information relating to the segments, see the information set forth in Note 20 in the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

Sales for the Containerboard and Corrugated Containers segment in 2000 were $6,171 million (including $177 million of intersegment sales). This segment includes 21 paper mills (15 located in the United States and six in Canada), 145 container plants (137 located in the United States, two in Canada, five in Mexico and one in Puerto Rico) and six wood products plants (five located in the United States and one in Canada). In addition, we own approximately 1,112,000 acres of timberland and operate wood harvesting facilities in Canada. The primary products of the Containerboard and Corrugated Containers segment include:

 .    corrugated containers;
 .    containerboard;
 .    kraft paper;
 .    solid bleached sulfate; and
 .    market  pulp.

Smurfit-Stone offers a full range of high quality corrugated containers designed to protect, ship, store and display products and satisfy customers' merchandising and distribution needs. Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. Smurfit-Stone has the most complete line of graphic capabilities in the industry, including flexographic and lithographic preprint, colored and coated substrates, lithographic labels and high resolution post print. In addition, we offer a complete line of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck(R) recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

Production for the paper mills and sales volume for the corrugated container facilities for the last three years, including our proportionate share of affiliates, were:

                                                                              2000         1999         1998
                                                                              ----         ----         ----
Tons produced (in thousands)
  Containerboard...................................................          6,505        5,973        2,479
  Kraft paper......................................................            290          437           63
  Solid bleached sulfate...........................................            258          189          185
  Market pulp......................................................            550          572           71
  Uncoated boxboard................................................             43           47           47
Corrugated containers sold (in billion sq. ft.)....................           80.7         80.0         35.3

Our containerboard mills produce a full line of containerboard, which for 2000 included 3,875,000 tons of unbleached kraft linerboard, 690,000 tons of white top linerboard and 1,940,000 tons of recycled medium. The containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard produced by us used internally by our corrugated container operations. In 2000, the corrugated container plants consumed 5,034,000 tons of containerboard, representing an integration level of approximately 77%. A significant portion of the kraft paper production is consumed by our specialty packaging operations.

Smurfit-Stone also produces solid bleached sulfate, a portion of which is consumed internally by our folding carton plants. In addition, we produce bleached northern and southern hardwood pulp, which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

Sales volumes shown above include our proportionate share of the operations of Smurfit-MBI, a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis. Smurfit-Stone and Jefferson Smurfit Group plc (JS Group), our principal shareholder, each own a 50% interest in Smurfit-MBI.

CONSUMER PACKAGING SEGMENT

Sales for the Consumer Packaging segment in 2000 were $1,086 million (including $26 million of intersegment sales). This segment includes seven paper mills, 17 folding carton plants and eleven other converting plants located primarily in the United States. The primary products of the Consumer Packaging segment include:

 .    folding cartons;
 .    coated recycled boxboard;
 .    uncoated recycled boxboard;
 .    paper, foil and heat transfer labels; and
 .    rotogravure cylinders.

Folding cartons are used primarily to protect customers' products, while providing point of purchase advertising. We offer a full range of carton styles, appropriate to nearly all carton end uses. The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating. The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays. Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties. The customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics. Our customers range from local accounts to large national accounts.

All of our boxboard is made from 100 percent reclaimed fiber. Production for the coated and uncoated boxboard mills and sales volume for the folding carton facilities for the last three years were:

                                                         2000         1999         1998
                                                         ----         ----         ----
Tons produced (in thousands)
  Coated boxboard......................................   590          581          582
  Uncoated boxboard....................................   126          118          128
Folding cartons sold (tons, in thousands)..............   561          550          507

Our coated boxboard mills produce the broadest range of recycled grades in the industry, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. The coated boxboard mills and folding carton operations are highly integrated, with the majority of coated boxboard production used internally by the folding carton operations. In 2000, the folding carton and lamination plants consumed 603,000 tons of recycled boxboard and solid bleached sulfate, representing an integration level of approximately 68%.

Our uncoated boxboard production is used primarily in the manufacture of paper tube and core products. Uncoated boxboard products include reclaimed fiber drum stock, tube stock, bending chip, shoe boxboard, partitions and electrostatic disapative board (PROTECH(R)).

We produce paper and metallized paper labels and DI-NA-CAL(R) heat transfer labels which are used in a wide range of industrial and consumer product applications. DI-NA-CAL(R) is a proprietary labeling system that applies high-speed heat transfer labels to plastic containers. We also produce specialized laminations of film, foil and paper and high-quality rotogravure cylinders. We have a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries.

OTHER NON-REPORTABLE SEGMENTS

Specialty Packaging
Sales for the Specialty Packaging segment in 2000 were $720 million (including $13 million of intersegment sales). We operate 37 Specialty Packaging plants located in the United States and one in Canada. The primary products of the Specialty Packaging segment include:

 .    multiwall bags;
 .    consumer bags;
 .    intermediate bulk containers;
 .    paper tubes and cores;
 .    solid fiber partitions; and
 .    flexible packaging products.

Multiwall bags are designed to safely and effectively ship a wide range of industrial and consumer products, including fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt. In 2000, the Specialty Packaging plants consumed approximately 65% of the kraft paper produced by our kraft paper mills. Multiwall bag shipments for 2000, 1999 and for the period subsequent to the Stone Container merger date in 1998 were 247,000, 249,000 and 27,000 tons, respectively.

Paper tubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. Solid fiber partitions are used by customers in the pharmaceutical, cosmetics, glass container, automotive and medical supply industries. Flexible packaging is used in a wide range of consumer product applications. In addition, our contract packaging plant provides custom contract packaging services, including cartoning, bagging, liquid-filling or powder-filling and high-speed overwrapping.

Reclamation
Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 26 reclamation facilities in the United States and one in Canada that collect, sort, grade and bale recovered paper. We also collect aluminum and glass. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of the reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of recovered paper collected for 2000, 1999 and 1998 were 6,768,000, 6,560,000 and 5,155,000, respectively. Sales of recycled materials in 2000 were $728 million (including $296 million of intersegment sales).

International
Sales for our international operations were $587 million in 2000. Our international operations, which produce containerboard, coated recycled boxboard and corrugated containers, are located predominantly in Europe. The European operations include:

 .    three paper mills located in Hoya and Viersen, Germany and Cordoba, Spain;
 .    20 corrugated container plants (eleven located in Germany, three in Spain, four in Belgium and two in the Netherlands); and
 .    six reclamation plants (five located in Germany and one in Spain).

In addition, we operate one container plant in Indonesia and have several small affiliate operations in Chile and China. Production for our international mills and sales volume for our international corrugated container facilities for the last three years were:

                                                                 2000        1999       1998
                                                                 ----        ----       ----
Tons produced (in thousands)
 Containerboard...............................................    405         380         40
 Coated boxboard..............................................     85          79          8
Corrugated containers sold (in billion sq. ft.)...............   12.1        11.6        1.2

In 2000, our foreign corrugated container plants consumed 734,000 tons of containerboard.

Cladwood(R)
Cladwood(R) is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. Cladwood(R) is produced at two plants located in Oregon. Sales for Cladwood(R) in 2000 were $16 million.

FIBER RESOURCES
---------------

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through the operation of our reclamation facilities and our nationwide brokerage system.

Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber and, at those times, we have experienced an increase in the cost of such fiber. While we have not experienced any significant difficulty in satisfying our need for wood fiber and reclaimed fiber, we can give no assurances that this will continue to be the case for any or all of our mills.

MARKETING
---------

Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers of our package converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume sales of commodity products.

We seek to serve a broad customer base for each of our segments and as a result serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a materially adverse effect on our business.

COMPETITION
-----------

The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG
-------

Demand for our major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. We do not have a significant backlog of orders as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT
------------------------

Our research and development center, located in Carol Stream, Illinois, uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The cost of our research and development activities for 2000, 1999 and 1998 was approximately $6 million, $7 million and $4 million, respectively.

We actively pursue applications for patents on new inventions and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers than on the extent of our patent protection. We hold or are licensed to use certain patents, licenses, trademarks and trade names on products, but do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES
---------

We had approximately 39,700 employees at December 31, 2000, of which approximately 32,900 were employees of U.S. operations. Of the domestic employees, approximately 20,700 (63%) are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

 .    the Missoula, Montana mill, expiring in May 2001;
 .    the Jacksonville, Florida (Seminole) mill, expiring in June 2001;
 .    the Hopewell, Virginia mill, expiring in July 2002;
 .    the Brewton, Alabama mill, expiring in October 2002;
 .    the Panama City, Florida mill, expiring in March 2003;
 .    the Fernandina Beach, Florida mill, expiring in June 2003;
 .    the Florence, South Carolina  mill, expiring in August 2003;
 .    the La Tuque, Quebec, Canada mill, expiring in August 2004:
 .    the Hodge, Louisiana mill, expiring in June 2006; and
 .    the West Point, Virginia mill, expiring in September 2008.

We believe our employee relations are generally good and we are currently in the process of bargaining with unions representing production employees at a number of our operations. In addition, while the terms of these agreements may vary, we believe the material terms of our collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE
------------------------

Our operations are subject to extensive environmental regulation by federal, state and local authorities. In the past, we have made significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations. We expect to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards.

In particular, the United States Environmental Protection Agency (EPA) has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Compliance with this rule has required and will continue to require substantial expenditures. We have spent approximately $204 million (of which approximately $179 million was spent in 2000) for capital projects to comply with the initial portions of the Cluster Rule and anticipate additional spending of approximately $43 million in 2001 to complete these projects. Additional portions of the Cluster Rule, some of which are not yet finalized, could require up to $60 million of capital expenditures over the next several years. The remaining cost of complying with the regulations cannot be predicted with certainty until the remaining portions of the Cluster Rule are finalized.

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $11 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect our competitive position.

ITEM 2.  PROPERTIES
         ----------

We maintain manufacturing facilities and sales offices throughout North America and Europe. Our facilities are properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2000 are summarized below:

                                                                     Number of Facilities                   State
                                                      ------------------------------------------------
                                                            Total           Owned           Leased        Locations
                                                            -----           -----           ------        ---------
United States
 Paper mills.........................................          22              22                            15
 Corrugated container plants.........................         137              87               50           33
 Consumer packaging plants...........................          27              21                6           11
 Specialty packaging plants..........................          37              12               25           20
 Reclamation plants..................................          26              17                9           15
 Cladwood(R) plants..................................           2               2                             1
 Wood products plants................................           5               5                             3
                                                            -----           -----           ------
 Subtotal............................................         256             166               90           39

Canada and Other North America
 Paper mills.........................................           6               6                           N/A
 Corrugated container plants.........................           8               6                2          N/A
 Consumer packaging plant............................           1               1                           N/A
 Specialty packaging plant...........................           1               1                           N/A
 Reclamation plant...................................           1                                1          N/A
 Wood products plant.................................           1               1                           N/A

Europe and Other
 Paper mills.........................................           3               3                           N/A
 Corrugated container plants.........................          21              19                2          N/A
 Reclamation plants..................................           6               3                3          N/A
                                                            -----           -----           ------
    Total............................................         304             206               98          N/A

The paper mills represent aproximately 70% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately 1,112,000 acres of timberland and operate wood harvesting facilities in Canada. The approximate annual tons of productive capacity of our paper mills, including our proportionate share of affiliates' productive capacity, at December 31, 2000 were:

                                                                                                     Annual Capacity
                                                                                                     ---------------
                                                                                                     (in thousands)
         United States
           Containerboard...........................................................................      6,637
           Kraft paper..............................................................................        296
           Solid bleached sulfate...................................................................        200
           Coated and uncoated boxboard.............................................................        782

           Market pulp..............................................................................        351
                                                                                                         ------
           Subtotal.................................................................................      8,266
         Canada
           Containerboard...........................................................................      1,165
           Solid bleached sulfate...................................................................        123
           Market pulp..............................................................................        243
         Europe
           Containerboard...........................................................................        446
           Coated boxboard..........................................................................         66
                                                                                                         ------
              Total..................................................................................    10,309

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LITIGATION
----------

Smurfit Newsprint Corporation, a subsidiary of JSCE, is a party to a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by Smurfit Newsprint that has been used primarily in the construction of manufactured or mobile homes. The class action claimants alleged that Cladwood(R) siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, Washington and also resolved all other pending class actions. As a result of the settlement, Smurfit Newsprint paid $20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees and class representative payments. Smurfit Newsprint retained a reversionary interest in a portion of the settlement fund and, based on this interest, obtained a return of $10 million from the fund in 2000 in exchange for the posting of a letter of credit in the same amount. The claims period is scheduled to expire in February 2002. We do not believe we will incur liabilities in excess of the established reserves for this matter.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. These complaints allege that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. We believe we have meritorious defenses and are vigorously defending these cases.

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, our management believes the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS
---------------------

In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We have entered into a tolling agreement with the EPA that defers any further prosecution of this matter until at least July 2, 2001.

In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which was acquired from Chesapeake Corporation in May 1997. In general, the notices of violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any required capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy these Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves.

In August 1999, we received a Notice of Infraction from the Ministry of Environment of the Province of Quebec alleging noncompliance with specified environmental standards at our New Richmond, Quebec mill. The majority of the citations alleged that we had discharged total suspended solids in the mill's treated effluent which exceeded the regulatory limitations for the rolling 30-day average. The remainder of the citations were for monitoring, reporting and administrative deficiencies uncovered during an inspection performed by the Ministry earlier in the year. The total fine demanded by the Ministry for all of the alleged violations is $6.5 million (Canadian). We entered a plea of "not guilty" as to all of the citations and are vigorously defending ourselves against these allegations.

Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of pulp, paperboard and other products, which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at a majority of these sites is quite small. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. We believe our liability for these matters was adequately reserved at December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

MARKET INFORMATION
------------------

At December 31, 2000, our common stock was held by approximately 55,000 stockholders. Our common stock trades on The Nasdaq Stock Market under the symbol "SSCC". The high and low trading prices of the stock were:

                                                               2000                                1999
                                             ------------------------------------------------------------------------
                                                     High               Low              High               Low
                                                     ----               ---              ----               ----
First Quarter................................        $25.00            $12.50            $20.13            $14.81
Second Quarter...............................        $18.63            $11.25            $25.31            $17.88
Third Quarter................................        $14.44            $10.75            $25.75            $20.00
Fourth Quarter...............................        $16.25            $ 9.13            $25.63            $17.75

DIVIDENDS ON COMMON STOCK
-------------------------

We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain provisions contained in various agreements and indentures relating to Jefferson Smurfit (U.S.)'s and Stone Container's outstanding indebtedness. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 6.  SELECTED FINANCIAL DATA (g)
         -----------------------
(In millions, except per share and statistical data)

--------------------------------------------------------------------------------------------------------------------
                                                             2000(a)     1999(b)     1998(c)       1997      1996
--------------------------------------------------------------------------------------------------------------------
  Summary of Operations(d)
  Net sales (e)...........................................   $ 8,796     $ 7,423     $ 3,612     $ 3,060   $ 3,218
  Income (loss) from operations (f).......................       933         423         (93)        176       333
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change.....................................       219         163        (211)        (19)       80
  Discontinued operations, net of income tax provision....         6           6          27          20        37
  Net income (loss) available to common shareholders......       224         157        (200)          1       112

  Basic earnings per share of common stock
    Income (loss) from continuing operations before
      extraordinary item and cumulative effect of
      accounting change...................................       .94         .75       (1.70)       (.17)      .72
    Net income (loss).....................................       .96         .72       (1.61)        .01      1.01
  Weighted average shares outstanding.....................       233         217         124         111       111

  Diluted earnings per share of common stock
    Income (loss) from continuing operations before
      extraordinary item and cumulative effect of
      accounting change...................................       .93         .74       (1.70)       (.17)      .71
    Net income (loss).....................................       .96         .71       (1.61)        .01      1.00
  Weighted average shares outstanding.....................       234         220         124         111       112
--------------------------------------------------------------------------------------------------------------------
  Other Financial Data
  Net cash provided by operating activities...............   $   807     $   183     $   129     $    88   $   380
  Net cash provided by (used for) investing activities....      (916)      1,487         (59)       (175)     (133)
  Net cash provided by (used for) financing activities....       131      (1,805)         73          87      (262)
  Depreciation, depletion and amortization................       432         430         168         127       125
  Capital investments and acquisitions....................       994         156         287         191       129
  Working capital, net....................................       470          73         635          71        34
  Property, plant, equipment and timberland, net..........     5,670       4,419       5,772       1,788     1,720
  Total assets............................................    11,280       9,859      11,631       2,771     2,688
  Long-term debt..........................................     5,342       4,793       6,633       2,040     1,944
  Stockholders' equity (deficit)..........................     2,528       1,847       1,634        (374)     (375)
--------------------------------------------------------------------------------------------------------------------
  Statistical Data (tons in thousands)
  Containerboard production (tons)........................     6,910       6,353       2,519       2,024     2,061
  Kraft production (tons).................................       290         437          63
  Market pulp production (tons)...........................       550         572          71
  Solid bleached sulfate production (tons)................       258         189         185         190       189
  Coated boxboard production (tons).......................       675         660         590         585       538
  Uncoated boxboard production (tons).....................       169         165         175         176       213
  Corrugated containers sold (billion sq. ft.)............      92.8        91.6        36.5        31.7      30.0
  Folding cartons sold (tons).............................       561         550         507         463       449
  Multiwall bags sold (tons)..............................       247         249          27
  Fiber reclaimed and brokered (tons).....................     6,768       6,560       5,155       4,832     4,464
  Number of employees.....................................    39,700      36,300      38,000      15,800    15,800

Notes to Selected Financial Data

(a) Results for 2000 include St. Laurent's operations after May 31, 2000, the date of the St. Laurent acquisition.

(b) We recorded $446 million of pretax gains on asset sales in 1999, resulting from the sales of a majority of JSCE's timberlands and our interest in Abitibi-Consolidated, Inc.

(c) Results for 1998 include Stone Container's operations after November 18, 1998, the date of the Stone Container merger.

(d) Smurfit Newsprint, a subsidiary of JSCE, completed its exit from the newsprint business in May 2000. Accordingly, the newsprint operations are presented as a discontinued operation for all periods.

(e) Net sales for all periods have been restated to comply with the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Previously, we recognized shipping and handling costs as a reduction to net sales. Shipping and handling costs are now included in costs of goods sold. The reclassification had no effect on income from operations. The effect of this reclassification increased net sales and cost of goods sold from previously reported amounts by $272 million in 1999, $127 million in 1998, $103 million in 1997 and $109 million in 1996.

(f) We recorded pretax charges of $310 million in the fourth quarter of 1998, including $257 million of restructuring charges in connection with the Stone Container merger, $30 million for settlement of Cladwood(R) litigation and $23 million of merger-related costs. In 1999 and 2000, we recorded additional restructuring charges of $10 million and $53 million, respectively, related to additional Stone Container merger activities.

(g) Certain prior year amounts have been restated to conform to current year presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL
-------

Market conditions and demand for containerboard and corrugated containers, our primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.

Market conditions were generally weak in 1997 and 1998 due primarily to excess capacity within the industry. During the second half of 1998, the containerboard industry took market related downtime, resulting in a significant reduction in inventory levels. In addition, several paper companies, including Smurfit-Stone, permanently shut down paper mill operations approximating 6% of industry capacity. The balance between supply and demand for containerboard improved as a result of the shutdowns and inventories were reduced. Corrugated container shipments for the industry were strong in 1999, increasing approximately 2% compared to 1998. As a result of these developments, linerboard prices rose $90 per ton in 1999, and increased an additional $50 per ton in February 2000. Domestic economic growth slowed in the second half of 2000. This slowdown, in addition to weak export markets, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, the industry took extensive market related downtime in 2000. In January 2001, sluggish corrugated demand resulted in a $15 per ton decline in linerboard pricing to $465 per ton. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

Market conditions in the folding carton and boxboard mill industry, which were weak in 1998, strengthened in the second half of 1999 and continued to improve in 2000. With demand improving, sales price increases were implemented in the fourth quarter of 1999 and the second quarter of 2000. On average, prices were higher in 2000 compared to 1999. Industry shipments of folding cartons in 2000 increased 3% compared to 1999 although mill operating rates and production were lower.

Market pulp is also subject to cyclical changes in the economy and changes in industry capacity. Mill closures, market related downtime and the recovery of the Asian markets resulted in tighter supplies and a recovery in prices in 1999. As a result, market prices increased approximately $160 per metric ton in 1999 and $100 per metric ton in 2000. Demand for market pulp weakened in the second half of 2000 and pulp producers took market related downtime in the fourth quarter. As a result of the weakening demand, significant price discounting has occurred in certain markets.

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Demand for reclaimed fiber, which was weak in 1998, grew stronger in 1999 primarily as a result of strong export demand. Reclaimed fiber prices rose in 1999, but declined in the second half of 2000 due primarily to lower demand brought about by the extensive market related downtime taken by containerboard mills as described above. The price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was higher in 2000 compared to 1999 by approximately 8%. Wood fiber prices declined 4% in 2000 compared to 1999.

ACQUISITION
-----------

On May 31, 2000, through a subsidiary of Stone Container, Smurfit-Stone acquired St. Laurent. The St. Laurent acquisition was accounted for as a purchase business combination and, accordingly, the results of operations of St. Laurent have been included in the Consolidated Statements of Operations after May 31, 2000. The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation resulted in acquired goodwill of approximately $195 million, which is being amortized on a straight-line basis over 40 years. In connection with the St. Laurent acquisition, we recorded exit liabilities of $10 million in 2000 for the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant, which were included in the preliminary allocation of the cost to acquire St. Laurent. Cash payments for exit liabilities in 2000 were $3 million and future cash outlays will be $6 million in 2001 and $1 million in 2002.

Synergy savings of $50 million from the St. Laurent acquisition are targeted by the end of 2001. These synergies will be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions.

MERGER AND RESTRUCTURING
-------------------------

As previously discussed, on November 18, 1998, a wholly-owned subsidiary of Smurfit-Stone merged with Stone Container. In connection with the merger, we restructured our operations. The most significant elements of the restructuring included the permanent closure of five paper mills, having approximately 1.2 million tons of containerboard capacity and approximately 400,000 tons of market pulp capacity, and 20 converting facilities.

During the fourth quarter of 1998, we recorded pretax charges of $257 million for Jefferson Smurfit (U.S.) restructuring cost and $23 million for merger-related costs. In 1999 and 2000, we recorded additional restructuring charges of $10 million and $53 million, respectively, related to additional Smurfit-Stone merger restructuring activities.

The allocation of the cost to acquire Stone Container included, among other things, adjustments to fair value of property, plant and equipment associated with the closure of certain Stone Container facilities and establishment of liabilities for the termination of certain employees, long-term commitments and the resolution of litigation related to Stone Container's investment in Florida Coast Paper Company, L.L.C.

The restructuring of our operations in connection with the merger was completed in 2000. Annualized synergy savings in excess of $350 million were achieved primarily as a result of optimization of the combined manufacturing systems of Jefferson Smurfit (U.S.) and Stone Container, purchasing leverage and reduction of selling and administrative cost.

Since the Stone Container merger date, through December 31, 2000, Smurfit-Stone has incurred approximately $236 million (79%) of the planned cash expenditures to close facilities and to pay severance and other exit liabilities. Approximately 52% of the expenditure related to the Florida Coast settlement. The exit liabilities remaining as of December 31, 2000 consisted of $65 million of anticipated cash expenditures. Future cash outlays, principally for the long-term commitments, are anticipated to be $18 million in 2001, $10 million in 2002 and $37 million thereafter. The remaining cash expenditures will continue to be funded through operations as originally planned.

RESULTS OF OPERATIONS
---------------------

Segment Data
(In millions)                                              2000                     1999                     1998
                                                    ------------------       ------------------       ------------------
                                                     Net       Profit/        Net       Profit/        Net       Profit/
                                                    Sales      (Loss)        Sales      (Loss)        Sales      (Loss)
                                                --------------------------------------------------------------------------
Containerboard and corrugated containers........    $5,994     $  958        $4,876      $ 517        $2,110     $  141
Consumer packaging..............................     1,060         98           952         91           913        103
Other operations................................     1,742        107         1,595         97           589         22
                                                    ------     ------        ------      -----        ------     ------
Total operations................................    $8,796      1,163        $7,423        705        $3,612        266
                                                    ======                   ======                   ======
Restructuring charges...........................                  (53)                     (10)                    (257)
Interest expense, net...........................                 (527)                    (563)                    (247)
Other, net......................................                 (149)                     207                      (98)
                                                               ------                    -----                   ------
Income (loss) from continuing operations
 before income taxes, minority interest,
  extraordinary item and cumulative effect of
  accounting change.............................               $  434                    $ 339                   $ (336)
                                                               ======                    =====                   ======

Other, net includes corporate expenses, intracompany profit elimination and LIFO expense, goodwill amortization, corporate charges to segments for working capital interest, gains or losses on asset sales and other expenses not allocated to segments.

2000 COMPARED TO 1999
---------------------

Improvements in containerboard and other markets in 2000 and the St. Laurent acquisition were the primary reasons for the increases in net sales and operating profits. Net sales increased 18% compared to 1999 and operating profits increased 65%. Other, net, which included $446 million of gains on asset sales in 1999, declined by $356 million. Other, net was favorably impacted by lower intracompany profit elimination and LIFO expense and an expense in 1999 of $26 million related to the cashless exercise of Smurfit-Stone stock options under the Jefferson Smurfit Corporation stock option plan. Interest expense, net decreased by $36 million due primarily to lower levels of debt outstanding. The increases (decreases) in net sales for each of our segments are shown in the chart below.

Income from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change increased 28% compared to 1999. Net income available to common shareholders was $224 million in 2000 compared to $157 million in 1999.

(In millions)                                                             2000 Compared to 1999
                                             -----------------------------------------------------------------------------
                                                  Containerboard
                                                   & Corrugated          Consumer              Other
                                                    Containers           Packaging           Operations          Total
                                                  --------------         ---------           ----------          -----
Increase (decrease) in net sales due to:
  Sales prices and product mix...............        $  710                 $ 55                $117            $  882
  Sales volume...............................          (175)                  13                  75               (87)
  Acquisition and other......................           771                   44                                   815
  Sold or closed facilities..................          (188)                  (4)                (45)             (237)
                                                     ------                 ----                ----            ------
Net increase.................................        $1,118                 $108                $147            $1,373
                                                     ======                 ====                ====            ======

Containerboard and Corrugated Containers Segment
Net sales for 2000 increased by 23% compared to 1999 due to higher sales prices and the St. Laurent acquisition. Profits improved by $441 million to $958 million. Market conditions were stronger in the first half of the year, enabling us to implement a linerboard increase on February 1, followed by corresponding price increases for corrugated containers. Although shipments grew weaker as the year progressed, we were able to maintain the price increases achieved earlier in the year. On average, corrugated container prices improved by 15% compared to last year and linerboard prices were higher by 17%. Strong demand for market pulp drove prices higher in the first half of 2000. Demand for market pulp weakened in the second half of 2000 and significant price discounting has occurred in certain markets. The average price of market pulp for 2000 was 31% higher compared to 1999.The average sales price of kraft paper increased 15% compared to 1999. Solid bleached sulfate prices also increased during the year and, on average, were 6% higher than last year.

Production of containerboard increased 9% compared to 1999 due to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 5% compared to last year as a result of the higher levels of market related downtime. Shipments of corrugated containers were unchanged from last year. Exclusive of St. Laurent, shipments of corrugated containers declined 4% due to container plant closures and weaker demand in the second half of the year. Production of market pulp declined 4% primarily due to market related downtime taken in the fourth quarter of 2000 and kraft paper production declined 34% compared to 1999 primarily due to the shifting of available capacity from kraft paper to containerboard. Solid bleached sulfate production increased 1% compared to 1999.

Profits increased due to the higher average sales prices and the St. Laurent acquisition. Profits were negatively impacted by market related downtime, higher cost of energy and reclaimed fiber and elimination of JSCE's timberland operations. Cost of goods sold as a percent of net sales decreased to 77% for 2000 compared to 81% for 1999 due primarily to higher average sales prices.

Consumer Packaging Segment
Net sales for 2000 increased by 11% compared to 1999 due to higher sales prices, an increase in shipments and the St. Laurent acquisition. For the year, on average, coated boxboard sales prices were 8% higher than 1999 and folding carton sales prices were 6% higher. Uncoated boxboard sales prices were 10% higher than 1999. Sales volume of folding cartons increased 2% compared to 1999. Production of coated boxboard increased 2% compared to 1999 and production of uncoated boxboard increased 7%.

Profits improved 8% compared to last year due primarily to the improvement in sales prices. An increase in reclaimed fiber cost and higher energy cost partially offset the improvement in pricing. Profits in the label operations declined compared to last year due to competitive pricing and raw material cost increases. Cost of goods sold as a percent of net sales increased from 83% in 1999 to 84% in 2000 due to the higher cost of energy and reclaimed fiber.

Other Operations
Net sales for 2000 increased by 9% compared to last year and profits increased by $10 million to $107 million due primarily to the reclamation operations. Reclamation operations benefited from higher sales prices and volume and lower employee compensation cost in 2000 compared to 1999. Demand for reclaimed fiber was strong in the first half of 2000, but weakened in the second half as more paper mills took market related downtime to manage their inventories. International and specialty packaging results were comparable to last year.

Costs and Expenses
Cost of goods sold in the Consolidated Statements of Operations increased compared to 1999 due primarily to the St. Laurent acquisition. Cost of goods sold as a percent of net sales decreased from 85% in 1999 to 80% in 2000 due primarily to the higher sales prices. The improvements were partially offset by the higher cost of energy and reclaimed fiber cost and the effects of the higher level of market related downtime in 2000.

Selling and administrative expense as a percent of net sales declined from 9% in 1999 to 8% in 2000 due primarily to higher sales prices. Selling and administrative expenses for 2000 increased compared to 1999 due primarily to the St. Laurent acquisition.

Interest expense, net for 2000 decreased by $36 million compared to 1999 due primarily to lower levels of debt outstanding. Our overall average effective interest rate in 2000 was higher than 1999 by 0.5%.

Other, net in the Consolidated Statements of Operations for 2000 declined compared to 1999. Other, net for 1999 included gains of $407 million on the sale of JSCE's timberlands and $39 million on the sale of shares of Abitibi-Consolidated, Inc.

The effective income tax rate for 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting. For information concerning income taxes see Liquidity and Capital Resources and
Note 9 of the Notes to Consolidated Financial Statements.

Discontinued Operations
In February 1999, we adopted a formal plan to sell the operating assets of our subsidiary, Smurfit Newsprint. Accordingly, the newsprint operations of Smurfit Newsprint were accounted for as a discontinued operation for all periods presented in the Consolidated Statements of Operations. In November 1999, we sold our Newberg, Oregon newsprint mill for approximately $211 million. In May 2000, we transferred ownership of the Oregon City, Oregon newsprint mill to a third party, thereby completing our exit from the newsprint business. We received no proceeds from the transfer. The 1999 results of discontinued operations included the realized gain on the sale of the Newberg mill, an expected loss on the transfer of the Oregon City mill, the actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City mill through the expected disposition date. In 2000, we recorded a $6 million after-tax gain to reflect adjustments to estimates made in 1999 on disposition of discontinued operations.

1999 COMPARED TO 1998
---------------------

Net sales and operating profits were significantly higher in 1999 compared to 1998 due primarily to the Stone Container merger and improvements in sales prices. Other, net improved $305 million compared to 1998 due primarily to gains recorded on the sale of assets in 1999. Other net in 1999 included higher intracompany profit elimination and LIFO expense compared to 1998 and $26 million of expense related to the cashless exercise of Smurfit-Stone stock options under the Jefferson Smurfit Corporation stock option plan. Other, net in 1998 included $30 million for the class action settlement of certain litigation and

$23 million of other cost related to the Stone Container merger. The increases (decreases) in net sales for each of our segments are shown in the chart below.

Income from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change increased by $675 million compared to 1998. Net income in 1999 was $157 million compared to a net loss of $200 million in 1998.

(In millions)                                                              1999 Compared to 1998
                                               --------------------------------------------------------------------------
                                                  Containerboard
                                                   & Corrugated           Consumer             Other
                                                    Containers           Packaging          Operations           Total
                                               --------------------  ------------------  -----------------  -------------
Increase (decrease) in net sales due to:
  Sales prices and product mix...............         $   69                $(13)            $   29            $   85
  Sales volume...............................             13                  52                 26                91
  Stone Container merger.....................          2,764                   1                969             3,734
  1998 acquisition...........................             26                                                       26
  Sold or closed facilities..................           (106)                 (1)               (18)             (125)
                                                      ------                ----             ------            ------
Net increase.................................         $2,766                $ 39             $1,006            $3,811
                                                      ======                ====             ======            ======

Containerboard and Corrugated Containers Segment

Net sales and profits for 1999 increased significantly compared to 1998 due primarily to the Stone Container merger and improved sales prices for containerboard and corrugated containers. Net sales and profits for the Stone Container operations for 1999 were $3,170 million and $322 million, respectively, compared to net sales of $406 million and a loss of $22 million for the period from the Stone Container merger date to December 31, 1998. We were able to implement two price increases for containerboard in 1999, totaling $90 per ton for linerboard and $130 per ton for medium. On average, linerboard and corrugated prices increased 8% and 9%, respectively, compared to 1998. The increase in corrugated prices reflects the price increases implemented and our strategy to rationalize customer mix. Solid bleached sulfate prices were lower than 1998 by 3%.

As a result of the Stone Container merger, containerboard, kraft paper and market pulp production increased significantly in 1999. Production was also favorably impacted by the acquisition of a containerboard machine from JS Group in November 1998. Solid bleached sulfate production was higher than 1998 by 2%. Corrugated container sales volume also increased compared to 1998 due primarily to the Stone Container merger. Corrugated container shipments were negatively impacted by the closure of four Jefferson Smurfit (U.S.) plants and the rationalization of customer mix. Cost of goods sold as a percent of net sales decreased to 81% for 1999 compared to 86% for 1998 due to higher sales prices, plant shutdowns and cost saving initiatives undertaken in connection with the Stone Container merger.

Consumer Packaging Segment

Net sales for 1999 increased by 4% compared to 1998 while profits decreased by $12 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 9% compared to 1998. Production of coated boxboard was comparable to 1998 . On average, coated boxboard prices were lower than 1998 by 9% and folding carton sales prices were comparable to 1998. Production of uncoated boxboard decreased 8% and, on average, uncoated boxboard sales prices declined 8% compared to 1998. Profits declined compared to 1998 due primarily to the lower sales prices for coated and uncoated boxboard and higher reclaimed fiber cost. Cost of goods sold as a percent of net sales increased from 81% in 1998 to 83% in 1999 due primarily to the effect of lower sales prices and higher reclaimed fiber costs.

Other Operations

Net sales for 1999 increased by 171% compared to 1998 and profits increased by $75 million due primarily to the specialty packaging and international operations acquired in the Stone Container merger. Other operations also include our reclamation operation. Our reclamation operations benefited from higher sales prices in 1999 as a result of increased demand. Compared to 1998, the average price of OCC increased approximately 11% and the total tons of fiber reclaimed and brokered increased 27% due to the additional fiber requirements resulting from the Stone Container merger.

Costs and Expenses

Cost of goods sold for 1999 in our Consolidated Statements of Operations increased compared to 1998 due primarily to the Stone Container merger. The increase was partially offset by elimination of cost for certain containerboard mill operations, which were permanently shut down in December 1998. Overall cost of goods sold as a percent of net sales of 85% in 1999 was unchanged from 1998.

Selling and administrative expenses for 1999 increased compared to 1998 due primarily to the Stone Container merger. Selling and administrative expenses as a percent of net sales declined from 10% in 1998 to 9% in 1999 due primarily to the effects of the Stone Container merger and higher sales prices. Staff reductions and certain other merger synergies achieved in 1999 had a favorable impact on our administrative expenses. We expensed $26 million related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan in 1999. In 1998, we expensed $30 million for settlement of certain litigation and $23 million of other Stone Container merger-related cost.

Interest expense, net for 1999 was higher than 1998 due primarily to the higher levels of debt outstanding as a result of the Stone Container merger. Average effective interest rates for 1999 were comparable to 1998.

Other, net in the Consolidated Statements of Operations for 1999 included gains of $407 million on the sale of JSCE's timberlands and $39 million on the sale of our shares of Abitibi-Consolidated, Inc.

The effective income tax rate for 1999 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

In 2000, net cash provided by operating activities of $807 million, borrowings under bank credit facilities of $1,525 million, proceeds from the sale of assets of $78 million and proceeds from exercise of stock options of $6 million were used to fund the $631 million cash component of the St. Laurent acquisition, net debt payments of $1,356 million, financing fees of $17 million and property additions of $363 million. Debt repayments in 2000 included the redemption of $559 million of outstanding Stone Container 9.875% senior notes due February 1, 2001, repayment of approximately $376 million of existing indebtedness of St. Laurent, prepayments on our bank term loans and scheduled debt repayments.

On November 15, 2000, pursuant to an Agreement and Plan of Merger among Smurfit-Stone, SCC Merger Co. and Stone Container, approximately 4.6 million shares of $1.75 Series E Preferred Stock of Stone Container were converted into approximately 4.6 million shares of 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. In addition a cash payment of $6.4425 per share, totaling approximately $30 million, was made to the holders of the Stone Container Preferred Stock. The cash payment was equal to the accrued and unpaid dividends on each share of Stone Container Preferred Stock, less $0.12 per share to cover certain transaction related expenses. Following the completion of the Preferred Stock exchange, the holders of the Smurfit-Stone Preferred Stock are entitled to dividends of $0.4375 per quarter, payable in cash or, in certain circumstances, in additional shares of Smurfit-Stone Preferred Stock, with the first dividend paid on February 15, 2001.

On May 31, 2000, Smurfit-Stone acquired St. Laurent. The total consideration paid in connection with the St. Laurent acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of Smurfit-Stone common stock and the assumption of $376 million of St. Laurent's debt. The cash portion of the purchase price was financed through borrowings under certain of our credit facilities, including a new Stone Container credit facility. The new credit facility consists of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006, and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the new credit facility were used to fund the cash component of the St. Laurent acquisition, refinance certain existing indebtedness of St. Laurent, and pay fees and expenses related to the acquisition. The new revolving credit facility will be used for general corporate purposes. The new credit facility is secured by a security interest in substantially all of the assets acquired in the St. Laurent acquisition.

In May 2000, Stone Container sold the market pulp mill at its Port Wentworth, Georgia mill site to a third party. Net proceeds of approximately $58 million from the sale were used for debt reduction.

Financing Activities

On January 25, 2001, Stone Container issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Stone Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $34 million, were used on February 23, 2001 to redeem (i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002, (ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002, and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. The New Stone Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If, by July 18, 2001, Stone Container does not consummate a registered exchange offer for a series of notes or cause a shelf registration statement with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.

After giving effect to the issuance of the New Stone Senior Notes, we have senior notes aggregating $1,368 million which are redeemable, in whole or in part, at our option at various dates beginning in August 2001, at par plus a weighted average premium of 3.81%.

On March 9, 2001, we amended the Jefferson Smurfit (U.S.) accounts receivable securitization program to (i) reduce the total program size from $315 million to $229 million, and (ii) extend the final maturity from February 2002 to February 2004.

On November 30, 2000, Stone Container prepaid $147 million of the 10.75% senior subordinated debentures and 1.50% supplemental interest certificates due April 1, 2002.

On March 31, 2000, Stone Container amended and restated its existing credit agreement pursuant to which a group of financial institutions provided an additional $575 million to Stone Container in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity date of the revolving credit agreement to December 31, 2005. On April 28, 2000, Stone Container used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

The bank credit facilities of Jefferson Smurfit (U.S.) and Stone Container contain various business and financial covenants including, among other things,
(i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The bank credit facilities also require prepayments if Jefferson Smurfit (U.S.) or Stone Container have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness. Jefferson Smurfit (U.S.) generated excess cash flow of approximately $59 million in 2000. The obligations under the Jefferson Smurfit (U.S.) bank credit facility are unconditionally guaranteed by Smurfit-Stone and certain of its subsidiaries. The obligations under the Jefferson Smurfit (U.S.) bank credit facility are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.). The obligations under the Stone Container bank credit facility are secured by a security interest in substantially all of the assets of Stone Container and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. Such restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The indentures governing Stone Container's 11.50% Senior Notes due 2006 and the 12.58% Rating Adjustable Senior Notes due 2016, totaling $325 million at December 31, 2000, generally provide that in the event of a "change of control" (as defined in the indentures), Stone Container must offer to repurchase these senior notes. The Stone Container merger constituted such a change of control. As a result, Stone Container is required to make an offer to repurchase these senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under our bank debt, prior to making an offer to repurchase these senior notes, the indentures require that we either pay our bank debt or obtain the consent of our bank lenders. A repurchase of these senior notes is currently prohibited by the terms of our bank debt. Although the terms of the these senior notes refer to an obligation to repay our bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. We have sought and intend to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of these senior notes. There can be no assurance that we will be successful in obtaining such financing or consents or as to the terms of any such financing or consents. If we are unsuccessful in repaying our bank debt or obtaining the requisite consents from the lenders thereunder, holders of these senior notes may assert that we are obligated to offer to repurchase the notes as a result of the change of control or may assert other damages.

Based upon covenants in certain of the Stone Container indentures, Stone Container is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Stone Container indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. Stone Container's equity level has exceeded the minimum since April 1999.

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, expenditures under the Cluster Rule and other capital expenditures. We intend to hold capital expenditures below our annual depreciation levels for the next several years. Scheduled debt payments, after giving effect to the New Stone Senior Notes and the related debt redemption on February 23, 2001, are $39 million in 2001 and $209 million in 2002 with increasing amounts thereafter. We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2000, Jefferson Smurfit (U.S.) had $498 million of unused borrowing capacity under the Jefferson Smurfit (U.S.) credit agreement and Stone Container had $437 million of unused borrowing capacity under the Stone Container credit agreements.

Income Tax Matters

At December 31, 2000, we had approximately $1,051 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $368 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, we had net operating loss carryforwards for state purposes with a tax value of $97 million, which expire from 2001 to 2020. A valuation allowance of $56 million has been established for a portion of these deferred assets. We had approximately $73 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Environmental Matters

Our operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have made, and expect to continue to make, significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations. Capital expenditures for environmental control equipment and facilities were approximately $189 million in 2000 and $29 million in 1999. We anticipate that environmental capital expenditures will approximate $51 million in 2001. The majority of the expenditures in 2000 and 2001 relate to projects required to comply with the Cluster Rule. In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewater under the Clean Water Act more stringent and imposed new, more stringent requirements on air emissions under the Clean Air Act for the pulp and paper industry. Although portions of the Cluster Rule are not yet fully promulgated, we currently believe we may be required to make additional capital expenditures of up to $60 million during the next several years in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, we are from time to time subject to litigation and governmental proceedings regarding environmental matters in which compliance action and injunctive and/or monetary relief are sought. We have been named as a PRP at a number of sites, which are the subject of remedial activity under CERCLA or comparable state laws. Although we are subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to our liquidity during 2000. Future environmental regulations may have an unpredictable adverse effect on our operations and earnings, but they are not expected to adversely affect our competitive position.

Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on engineering studies and legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental expenditures include projects which, in addition to meeting environmental concerns, may yield certain benefits to us in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation costs) represent ongoing costs to us.

Effects of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. In 2000, energy resources were tight in certain areas of the United States and prices of natural gas and purchased electricity escalated dramatically. Our paper mills are large users of energy and we attempt to mitigate these cost increases through hedging programs and supply contracts. With the exception of energy costs, inflationary increases in operating costs have been moderate during the past three years and have not had a material impact on our financial position or operating results.

We use the last-in, first-out method of accounting for approximately 61% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

As a result of the Stone Container merger and the St. Laurent acquisition, approximately 78% of our consolidated property, plant and equipment is valued at fair value. For the remainder of our property, plant and equipment, depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

Prospective Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. We will adopt Statement No. 133 effective January 1, 2001. The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on our derivative positions at December 31, 2000, we estimate that upon adoption we will record an asset for the fair value of existing derivatives of approximately $9 million and a corresponding reduction in cost of goods sold.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Foreign Currency Risk

We are exposed to foreign currency rate risk. Our principal foreign exchange exposures are the Canadian dollar and the German mark. In general, with a net asset exposure, a weakening of these currencies relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of these currencies would have the opposite effect. The average exchange rates for the German mark weakened against the U.S. dollar in 2000 by 15.2%, while the Canadian dollar remained unchanged.

Assets and liabilities outside the United States are primarily located in Canada and Germany. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada. The functional currency for the Canadian operations was changed from their local currency to the U.S. dollar beginning June 1, 2000, in conjunction with the St. Laurent acquisition. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the German Mark exchange rate would be approximately $8 million and in the Canadian dollar exchange rate would be $16 million at December 31, 2000. Any loss in fair value, associated with the German mark, in the Consolidated Balance Sheets would be reflected as a cumulative translation adjustment in Accumulated Other Comprehensive Income and would not impact our net income. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

In 2000, 1999 and 1998, the average exchange rates for the Canadian dollar and the German mark strengthened (weakened) against the U.S. dollar as follows:

                                                                           Year ended December 31,
                                                                      ----------------------------------
                                                                      2000           1999           1998
                                                                      ----           ----           ----
  Canadian dollar..................................................        %         (0.2)%         (7.1)%
  German mark......................................................  (15.2)          (4.4)          (1.4)

We also enter into foreign currency exchange agreements.   There were no foreign
currency exchange agreements at December 31, 2000.

Interest Rate Risk

Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management's objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2000.

The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 7 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt

Outstanding as of December 31, 2000                                                 There-            Fair
(U.S.$, in millions)                          2001    2002    2003   2004   2005    after     Total   Value
-------------------------------------------------------------------------------------------------------------
Bank term loans and revolver
  9.9% average interest rate  (variable)...  $  13  $   63  $  630  $  81  $ 851    $  806   $ 2,444  $ 2,437
U.S. accounts receivable securitization
  6.6% average interest rate (variable)....             15     212                               227      227
U.S. senior and senior subordinated notes
  10.7% average interest rate (fixed)......      1     901     502    489      2       442     2,337    2,359
U.S. industrial revenue bonds
  8.7% average interest rate (fixed).......      3      13      17     13     13       192       251      251
Other U.S..................................     19      14       8      3      1         7        52       52
German mark bank term loans
  5.5% average interest rate (variable)....      5       5       1      1                         12       12
Other foreign..............................      3       3       3      2      2         6        19       19
                                             ----------------------------------------------------------------
Total debt.................................  $  44  $1,014  $1,373  $ 589  $ 869    $1,453   $ 5,342  $ 5,357
                                             ================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

Index to Financial Statements:                                                   Page No.
                                                                                 --------
        Management's Responsibility for Financial Statements........................  26
        Report of Independent Auditors..............................................  27
        Consolidated Balance Sheets -- December 31, 2000 and 1999...................  28
        For the years ended December 31, 2000, 1999 and 1998:
             Consolidated Statements of Operations..................................  29
             Consolidated Statements of Stockholders' Equity........................  30
             Consolidated Statements of Cash Flows..................................  31
        Notes to Consolidated Financial Statements..................................  32

The following consolidated financial statement schedule is included in Item
14(a):

        II:  Valuation and Qualifying Accounts and Reserves.........................  63

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Smurfit-Stone is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

We maintain a system of internal accounting control, which we believe is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, Smurfit-Stone has an effective and responsive system of internal accounting controls. The system is monitored by our staff of internal auditors, who evaluate and report to management on the effectiveness of the system.

The Audit Committee of the Board of Directors is composed of three directors who meet with the independent auditors, internal auditors and management to discuss specific accounting, reporting and internal control matters. Both the independent auditors and internal auditors have full and free access to the Audit Committee.



/s/ Ray M. Curran                        /s/ Paul K. Kaufmann
-------------------------------------    ---------------------------------------
Ray M. Curran                            Paul K. Kaufmann
President and Chief Executive Officer    Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Smurfit-Stone Container Corporation

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs.

                                             /s/ Ernst & Young LLP
                                             -----------------------------------
                                             Ernst & Young LLP

St. Louis, Missouri
January 29, 2001,
except for paragraphs 1 and 14 of Note 7, as to which the dates are February 23, 2001 and March 9, 2001, respectively.

              SMURFIT-STONE CONTAINER CORPORATION
                  CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)                                       2000             1999
=========================================================================================================
Assets

Current assets
   Cash and cash equivalents.................................................   $     45         $     24
   Receivables, less allowances of $53 in 2000 and $50 in 1999...............        687              647
   Inventories
     Work-in-process and finished goods......................................        247              238
     Materials and supplies..................................................        509              496
                                                                                -------------------------
                                                                                     756              734
   Refundable income taxes...................................................          8                7
   Deferred income taxes.....................................................        164              130
   Prepaid expenses and other current assets.................................         60               69
                                                                                -------------------------
       Total current assets..................................................      1,720            1,611
Net property, plant and equipment............................................      5,609            4,395
Timberland, less timber depletion............................................         61               24
Goodwill, less accumulated amortization of...................................
   $240 in 2000 and $151 in 1999.............................................      3,368            3,328
Investment in equity of non-consolidated affiliates..........................        176              176
Other assets.................................................................        346              325
                                                                                -------------------------
                                                                                $ 11,280         $  9,859
=========================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
   Current maturities of long-term debt......................................   $     44         $    174
   Accounts payable..........................................................        694              662
   Accrued compensation and payroll taxes....................................        206              207
   Interest payable..........................................................         98              111
   Other current liabilities.................................................        208              384
                                                                                -------------------------
       Total current liabilities.............................................      1,250            1,538
Long-term debt, less current maturities......................................      5,298            4,619
Other long-term liabilities..................................................        951              925
Deferred income taxes........................................................      1,247              839
Minority interest............................................................          6               91
Stockholders' equity
   Preferred stock, aggregate liquidation preference of $116;
      25,000,000 shares authorized; 4,599,300 issued and outstanding.........         73
   Common stock, par value $.01 per share; 400,000,000 shares authorized, 243,567,286 and 217,820,762 issued and
      outstanding in 2000 and 1999, respectively.............................          2                2
   Additional paid-in capital................................................      3,828            3,436
   Retained earnings (deficit)...............................................     (1,362)          (1,586)
   Accumulated other comprehensive Income (loss).............................        (13)              (5)
                                                                                -------------------------
       Total stockholders' equity............................................      2,528            1,847
                                                                                -------------------------
                                                                                $ 11,280         $  9,859
=========================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

 Year Ended December 31, (In millions, except per share data)                 2000            1999           1998
==================================================================================================================
 Net sales............................................................. $   8,796       $   7,423      $   3,612
 Costs and expenses
  Cost of goods sold...................................................     7,070           6,294          3,079
  Selling and administrative expenses..................................       740             696            369
  Restructuring charges................................................        53              10            257
                                                                        ------------------------------------------
   Income (loss) from operations.......................................       933             423            (93)
 Other income (expense)
  Interest expense, net................................................      (527)           (563)          (247)
  Other, net...........................................................        28             479              4
                                                                        ------------------------------------------
   Income (loss) from continuing operations before
     income taxes, minority interest, extraordinary item
     and cumulative effect of accounting change........................       434             339           (336)
 Benefit from (provision for) income taxes.............................      (206)           (168)           126
 Minority interest expense.............................................        (9)             (8)            (1)
                                                                        ------------------------------------------
  Income (loss) from continuing operations before extraordinary
   item and cumulative effect of accounting change.....................       219             163           (211)
 Discontinued operations
  Income from discontinued operations, net of income taxes
   of $1 in 1999 and $17 in 1998.......................................                         2             27
  Gain on disposition of discontinued operations,
   net of income taxes of $4 in 2000 and $2 in 1999....................         6               4
                                                                        ------------------------------------------
     Income (loss) before extraordinary item and
       cumulative effect of accounting change..........................       225             169           (184)
 Extraordinary item
  Loss from early extinguishment of debt, net of income
   tax benefit of $7 in 1999 and $9 in 1998............................                       (12)           (13)
 Cumulative effect of accounting change
  Start-up costs, net of income tax benefit of $2......................                                       (3)
                                                                        ------------------------------------------
   Net income (loss)...................................................       225             157           (200)
 Preferred stock dividends.............................................        (1)
                                                                        ------------------------------------------
   Net income (loss) available to common shareholders.................. $     224       $     157      $    (200)
                                                                        ==========================================

 Basic earnings per common share
  Income (loss) from continuing operations before
   extraordinary item and cumulative effect of accounting change....... $     .94       $     .75      $   (1.70)
  Discontinued operations..............................................                       .01            .22
  Gain on disposition of discontinued operations.......................       .02             .01
  Extraordinary item...................................................                      (.05)          (.11)
  Cumulative effect of accounting change...............................                                     (.02)
                                                                        ------------------------------------------
   Net income (loss)................................................... $     .96       $     .72      $   (1.61)
                                                                        ==========================================
 Weighted average shares outstanding...................................       233             217            124
                                                                        ==========================================

 Diluted earnings per common share
  Income (loss) from continuing operations before
   extraordinary item and cumulative effect of accounting change....... $     .93       $     .74      $   (1.70)
  Discontinued operations..............................................                       .01            .22
  Gain on disposition of discontinued operations.......................       .03             .01
  Extraordinary item...................................................                      (.05)          (.11)
  Cumulative effect of accounting change...............................                                     (.02)
                                                                        ------------------------------------------
   Net income (loss)................................................... $     .96       $     .71      $   (1.61)
                                                                        ==========================================
 Weighted average shares outstanding...................................       234             220            124
==================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(In millions, except share data)
===================================================================================================================================
                                                        Common Stock     Preferred Stock                        Accumulated
                                                      -----------------  ---------------
                                                        Number      Par   Number        Additional   Retained       Other
                                                         of        Value,   of            Paid-In    Earnings   Comprehensive
                                                       Shares      $.01   Shares  Amount  Capital    (Deficit)  Income (Loss)  Total
                                                      -----------------------------------------------------------------------------
Balance at January 1, 1998........................... 110,996,794   $1            $       $ 1,168   $(1,543)    $          $  (374)

Comprehensive income (loss)
  Net loss...........................................                                                  (200)                  (200)
  Other comprehensive income (loss), net of tax
    Foreign currency translation adjustment..........                                                                   3        3
    Minimum pension liability adjustment.............                                                                  (4)      (4)
                                                      -----------------------------------------------------------------------------
       Comprehensive income (loss)...................                                                  (200)           (1)    (201)
Issuance of common stock for acquisition
  of Stone Container Corporation, net of
  registration costs................................. 103,954,782    1                      2,168                            2,169
Fair value of Smurfit-Stone Container Corporation
  stock options issued to convert Stone
  Container Corporation stock options................                                          40                               40
Issuance of common stock under stock option plan.....       7,465
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1998......................... 214,959,041    2                      3,376    (1,743)           (1)   1,634

Comprehensive income (loss)
  Net income.........................................                                                   157                    157
  Other comprehensive income (loss), net of tax
    Unrealized holding gain on marketable
    securities.......................................                                                                   3        3
    Foreign currency translation adjustment..........                                                                 (11)     (11)
    Minimum pension liability adjustment.............                                                                   4        4
                                                      -----------------------------------------------------------------------------
       Comprehensive income (loss)...................                                                   157            (4)     153
Issuance of common stock under stock option plan.....   2,861,721                              60                               60
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1999......................... 217,820,762    2                      3,436    (1,586)           (5)   1,847

Comprehensive income (loss)
  Net income.........................................                                                   225                    225
  Other comprehensive income (loss), net of tax
    Foreign currency translation adjustment..........                                                                  (8)      (8)
                                                      -----------------------------------------------------------------------------
       Comprehensive income (loss)...................                                                   225            (8)     217
Issuance of common stock for acquisition of
  St. Laurent Paperboard, net of registration costs..  25,335,381                             392                              392
Preferred stock transaction..........................                   4,599,300    73        (8)                              65
Issuance of common stock under
  stock option plan..................................     411,143                               8                                8
Preferred stock dividends............................                                                    (1)                    (1)
                                                      ----------------------------------------------------------------------------
Balance at December 31, 2000......................... 243,567,286   $2  4,599,300   $73   $ 3,828   $(1,362)    $     (13) $ 2,528
==================================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)                                               2000          1999          1998
====================================================================================================================
Cash flows from operating activities
  Net income (loss).............................................................  $  225      $    157      $   (200)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
     Gain on disposition of discontinued operations.............................     (10)           (2)
     Extraordinary loss from early extinguishment of debt.......................       1            19            22
     Cumulative effect of accounting change for start-up costs..................                                   5
     Depreciation, depletion and amortization...................................     432           430           168
     Amortization of deferred debt issuance costs...............................      10            14             8
     Deferred income taxes......................................................     213           137          (113)
     Gain on sale of assets.....................................................      (6)         (446)
     Non cash employee benefit (income) expense.................................     (14)           31             9
     Foreign currency transaction gains.........................................                    (7)           (4)
     Non cash restructuring charge..............................................      32             4           179
     Change in current assets and liabilities,
      net of effects from acquisitions and dispositions
        Receivables.............................................................      82          (186)           98
        Inventories.............................................................      65             8             3
        Prepaid expenses and other current assets...............................      31            38           (13)
        Accounts payable and accrued liabilities................................     (76)           88           (77)
        Interest payable........................................................     (17)          (15)           26
        Income taxes............................................................     (21)           (9)          (18)
        Income tax benefit on exercise of employee stock options................       2            15
     Other, net.................................................................    (142)          (93)           36
                                                                                  ----------------------------------
  Net cash provided by operating activities.....................................     807           183           129
                                                                                  ----------------------------------
Cash flows from investing activities
  Property additions............................................................    (363)         (156)         (287)
  Cash acquired with Stone Merger, net of merger costs..........................                                 222
  Proceeds from property and timberland
    disposals and sale of businesses............................................      78         1,417             6
  Payments on acquisition, net of cash received.................................    (631)
  Net proceeds from sale of receivables.........................................                   226
                                                                                  ----------------------------------
  Net cash provided by (used for) investing activities..........................    (916)        1,487           (59)
                                                                                  ----------------------------------
Cash flows from financing activities
  Borrowings under bank credit facilities.......................................   1,525                       1,502
  Net borrowings (repayments) under accounts
    receivable securitization programs..........................................       3          (211)           (1)
  Payments of long-term debt....................................................  (1,356)       (1,611)       (1,384)
  Distributions to minority interests...........................................     (30)
  Proceeds from exercise of stock options.......................................       6            17
  Deferred debt issuance costs..................................................     (17)                        (44)
                                                                                  ----------------------------------
  Net cash provided by (used for) financing activities..........................     131        (1,805)           73
                                                                                  ----------------------------------
  Effect of exchange rate changes on cash                                             (1)            4
                                                                                  ----------------------------------
Increase (decrease) in cash and cash equivalents ...............................      21          (131)          143
Cash and cash equivalents
   Beginning of year............................................................      24           155            12
                                                                                  ----------------------------------
   End of year..................................................................  $   45      $     24      $    155
====================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Tabular amounts in millions, except share data)


1.  Significant Accounting Policies

Basis of Presentation: Smurfit-Stone Container Corporation ("SSCC"), formerly Jefferson Smurfit Corporation and hereafter referred to as the "Company," owns 100% of the equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). On November 18, 1998, Stone merged with a wholly owned subsidiary of the Company (the "Stone Merger"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is the guarantor of the senior unsecured indebtedness of JSC(U.S.). JSCE, Inc. has no operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States. Stone has domestic and international operations. On May 31, 2000, the Company, through a subsidiary of Stone, acquired (the "St. Laurent Acquisition") St. Laurent Paperboard Inc. ("St. Laurent") (See Note 2).

Nature of Operations: The Company's major operations are containerboard and corrugated containers, consumer packaging, specialty packaging and reclaimed fiber resources. In February 1999, the Company announced its intention to divest its newsprint subsidiary, and accordingly, its newsprint segment is accounted for as a discontinued operation (See Note 14). The Company transferred ownership of the Oregon City, Oregon newsprint mill to a third party in May 2000, thereby completing its exit from the newsprint business.

The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers, folding cartons, bags and industrial packaging at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are principally located in North America. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for on the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $18 million and $3 million were pledged at December 31, 2000 and 1999, as collateral for obligations associated with the accounts receivable securitization program (See Note 7).

Revenue Recognition:   In December 1999, the Securities and Exchange Commission
staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 further defines the basic principles of revenue recognition and was adopted by the Company on October 1, 2000. The Company recognizes revenue at the time products are shipped to external customers. The adoption of SAB No. 101 did not have a material effect on the 2000 financial statements.

Shipping and Handling Costs: During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of SAB No. 101 on October 1, 2000, EITF 00-10 requires shipping and handling costs to be included in cost of goods sold. Accordingly, shipping and handling costs have been reclassified to cost of goods sold for all periods presented. The effect of adopting EITF 00-10 increased net sales and cost of goods sold from previously reported amounts by $272 million and $127 million in 1999 and 1998, respectively.

Inventories: Inventories are valued at the lower of cost or market, under the last-in, first-out ("LIFO") method except for $294 million in 2000 and $225 million in 1999 which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $81 million and $64 million at December 31, 2000 and 1999, respectively.

Net Property, Plant and Equipment: Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12 to 20 years. Property, plant and equipment acquired in the Stone Merger and the St. Laurent Acquisition were recorded at fair value. These assets were assigned remaining useful lives of 18 years for papermill machines and 12 years for major converting equipment. (See Notes 2 and 3).

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

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 9).

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency except for the operations of Canada. The functional currency for the Canadian operations was changed from their local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent Acquisition. This change had an insignificant impact on the current year consolidated financial statements.

Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (See Note
13). Foreign currency transaction gains or losses are credited or charged to income. The functional currency for foreign operations operating in highly inflationary economies is the U.S. dollar, and any gains or losses are credited or charged to income.

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gain or loss on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Quoted market prices are generally not available for retained interests, so the Company generally estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions. The Company has complied with the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, effective March 31, 2001, and more clearly defines the accounting standards for transfers of financial assets (See Note 5).

Employee Stock Options: Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 12).

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 2000 presentation.

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

Prospective Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at December 31, 2000, the Company estimates that upon adoption it will record an asset for the fair value of existing derivatives of approximately $9 million and a corresponding reduction in cost of goods sold.


2.  St. Laurent Acquisition

The St. Laurent Acquisition was accounted for as a purchase business combination, and accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operations of the Company after May 31, 2000. Each outstanding common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. The total consideration paid by the Company in connection with the St. Laurent Acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of SSCC common stock and the assumption of $376 million of St. Laurent's debt. The cash portion of the purchase price was financed through borrowings under certain of the Company's credit facilities, including a new credit facility entered into by the Company.

The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $195 million, which is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                      2000      1999
                                                    ----------------

Net sales........................................   $9,281    $8,356
Income before extraordinary item.................      216       149
Net income.......................................      216       137

Net income per common share
  Basic..........................................   $  .89    $  .56
  Diluted........................................   $  .88    $  .56

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

The following is a summary of the exit liabilities recorded in the preliminary allocation of the purchase price:

                                           Severance           Lease Commitments      Other Commitments         Total
                                    --------------------------------------------------------------------------------------
Opening balance                               $ 4                      $ 2                  $ 4                   $10
     Payments                                  (1)                                           (2)                   (3)
                                    --------------------------------------------------------------------------------------
Balance at December 31, 2000                  $ 3                      $ 2                  $ 2                   $ 7
                                    --------------------------------------------------------------------------------------

Future cash outlays under the exit liabilities are anticipated to be $6 million in 2001 and $1 million in 2002.

3. Stone Merger and Restructurings

Merger With Stone Container Corporation
Under the terms of the Stone Merger, each share of Stone common stock was exchanged for the right to receive .99 of one share of Company common stock. A total of 104 million shares of Company common stock were issued in the Stone Merger, resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million. The Stone Merger was accounted for as a purchase business combination and, accordingly, the results of operations of Stone have been included in the consolidated statements of operations of the Company after November 18, 1998.

Stone Purchase Allocation
Included in the allocation of the cost to acquire Stone is the adjustment to fair value of property and equipment associated with the permanent shutdown of certain containerboard mill and pulp mill facilities of Stone, liabilities for the termination of certain Stone employees, and liabilities for long-term commitments. The assets at these facilities were recorded at their estimated fair value less cost to sell based upon appraisals. The terminated employees included approximately 550 employees at these mill facilities and 200 employees in Stone's corporate office. These employees were terminated in December 1998, and the facilities were shut down.

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

In October 1999, Florida Coast Paper Company L.L.C. ("FCPC") and a committee representing the holders of the FCPC secured debt filed a bankruptcy reorganization plan to resolve all matters relating to the bankruptcies of the FCPC companies. In January 2000, Stone paid approximately $123 million to satisfy the claims of creditors of FCPC. Stone received title to the FCPC mill, and all claims under an output purchase agreement, as well as any obligations of Stone involving FCPC or its affiliates, were released and discharged.

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized.

The following table is a summary of the exit liabilities recorded as part of the Stone Merger. The 2000 adjustments represent a reduction of exit liabilities of $15 million, primarily due to the sale of the Port Wentworth facility and the assumption of certain lease commitments by the buyer. The remaining long-term lease commitments include the five converting facilities and the corporate office.

                                                             Settlement of                            Mill
                                            Lease              of  FCPC             Other            Closure
                          Severance      Commitments          Litigation         Commitments          Costs       Total
                          ---------------------------------------------------------------------------------------------
Opening balance              $  14           $ 38               $  37               $ 19               $ 9        $ 117
    Payments                    (4)            (1)                                    (6)                           (11)
                          ---------------------------------------------------------------------------------------------
Balance at
December 31, 1988               10             37                  37                 13                 9          106

    Payments                   (13)            (6)                 (1)                (2)               (7)         (29)
    Adjustments                  8              8                  87                  4                (1)         106
                          ---------------------------------------------------------------------------------------------
Balance at
December 31, 1999                5             39                 123                 15                 1          183

    Payments                    (3)            (8)               (123)                (2)               (1)        (137)
    Adjustments                 (2)           (13)                                                                  (15)
                          ---------------------------------------------------------------------------------------------
Balance at
December 31, 2000            $               $ 18               $                   $ 13               $          $  31
                          ---------------------------------------------------------------------------------------------

Restructurings

In connection with the Stone Merger, the Company recorded a restructuring charge of $257 million in 1998 related to the permanent shutdown of certain containerboard mill operations and related facilities formerly operated by JSC(U.S.), the termination of certain JSC(U.S.) employees, and liabilities for lease commitments at the closed JSC(U.S.) facilities. The containerboard mill facilities were permanently shut down on December 1, 1998. The assets at these facilities were adjusted to their estimated fair value less cost to sell based upon appraisals. The sales and operating income of these mill facilities in 1998 prior to closure were $209 million and $9 million, respectively. The terminated employees included approximately 700 employees at these mills and 50 employees in the Company's corporate office. These employees were terminated in December 1998.

During 1999, the Company permanently closed eight facilities, which resulted in approximately 400 employees being terminated. A $15 million restructuring charge was recorded related to the facility closures. The sales and operating loss of these facilities in 1999 prior to closure were $32 million and $7 million, respectively. The 1999 adjustments below include a reduction to 1998 exit liabilities of $5 million and a reclassification of pension liabilities of $12 million.

During 2000, the Company recorded restructuring charges of $53 million related to the permanent shutdown of a containerboard mill, five converting facilities, a sawmill and a multiwall bag facility. The assets of these facilities were adjusted to their estimated fair value less cost to sell. The sales and operating loss of these shutdown facilities in 2000 prior to closure were $56 million and $17 million, respectively. The terminated employees included approximately 220 employees at the containerboard mill and sawmill and approximately 680 employees at the converting facilities, including the multiwall bag facility.

The following is a summary of the restructuring liabilities recorded:

                            Write-down of
                            Property and                    Lease          Pension        Facility
                            Equipment to                 Commitments     Curtailments     Closure
                             Fair value    Severance                                       Costs         Other        Total
                         ----------------------------------------------------------------------------------------------------
Opening balance                $ 179         $ 27          $ 21              $  9          $  13          $ 8          $  257
 Payments                                      (3)           (1)                              (3)                          (7)
 Adjustments                    (179)                                                                                    (179)
                         ----------------------------------------------------------------------------------------------------
Balance at
December 31, 1998                              24            20                 9             10            8              71


 Charge                            4            5                               3              1            2              15
 Payments                                     (27)           (3)                              (3)          (3)            (36)
 Adjustments                      (4)                                         (12)                         (5)            (21)
                         ----------------------------------------------------------------------------------------------------
Balance at
December 31, 1999                               2            17                                8            2              29

 Charge                           32           12             4                                4            1              53
 Payments                                     (10)           (4)                              (1)          (1)            (16)
 Adjustments                     (32)                                                                                     (32)
                         ----------------------------------------------------------------------------------------------------
Balance at
December 31, 2000              $             $  4          $ 17              $             $  11          $ 2          $   34
                         ----------------------------------------------------------------------------------------------------

Other Stone Merger Related Charges

The Company recorded $23 million of Stone Merger related charges as selling and administrative expenses during the fourth quarter of 1998. These charges pertained to professional management fees to achieve operating efficiencies from the Stone Merger, fees for management personnel changes and other Stone Merger costs.

Cash Requirements

Future cash outlays under the restructuring of Stone and JSC(U.S.) operations are anticipated to be $18 million in 2001, $10 million in 2002, $8 million in 2003, and $29 million thereafter.


Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                                    2000                        1999
                                                                 -----------------------------------
Land....................................................         $   132                     $   122
Buildings and leasehold improvements....................             565                         496
Machinery, fixtures and equipment.......................           6,033                       4,662
Construction in progress................................             186                         127
                                                                 -----------------------------------
                                                                   6,916                       5,407
Less accumulated depreciation and amortization..........          (1,307)                     (1,012)
                                                                 -----------------------------------
     Net property, plant and equipment..................         $ 5,609                     $ 4,395
                                                                 -----------------------------------

The total value assigned to the St. Laurent property, plant and equipment was $1,320 million in St. Laurent's preliminary purchase price allocation (See Note
2). Depreciation and depletion expense was $343 million, $352 million and $153 million for 2000, 1999 and 1998, respectively. Net property, plant and equipment include capitalized leases of $68 million and $76 million and related accumulated amortization of $39 million and $32 million at December 31, 2000 and 1999, respectively.

5.  Transfers of Financial Assets

Stone Receivables Securitization Program

On October 15, 1999, the Company entered into a new six-year $250 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation ("SRC"), a wholly owned non-consolidated subsidiary of the Company. SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. The Company has retained servicing responsibilities and a subordinated interest in the trust. The Company receives annual servicing fees of 1% of the unpaid balances of the receivables and rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted. The investors and securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due.

SRC is a qualified special-purpose entity under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC for which the Company did not retain an interest are not included in the Company's consolidated balance sheets.

At December 31, 2000 and 1999, $295 million and $304 million of accounts receivable had been sold under the program, of which $66 million and $73 million were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. In 2000, the Company recognized a loss on sales of receivables to SRC of $16 million, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest at the date of securitization resulting from securitizations completed during the year and at December 31, 2000 are as follows:

                                               Year Ended        December 31,
                                           December 31, 2000          2000
                                          -------------------------------------
Residual cash flows discounted at.....           8.00%                8.00%
Expected loss and dilution rate.......      3.42-3.82%                5.45%
Variable return to investors..........    LIBOR plus 50 to            7.20%
                                           180 basis points

At December 31, 2000, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from and paid to SRC:

                                                              Year Ended
                                                          December 31, 2000
                                                          -----------------
Cash proceeds from sales of receivables                        $2,748
Servicing fees received                                             3
Other cash flows received on retained interest                     30
Interest income                                                     1

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable. The notes were sold to Timber Notes Holdings, a qualified special purpose entity under the provisions of SFAS No. 125, for $430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 125. The cash proceeds from the sale and the monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest included in other assets was $37 million and $33 million at December 31, 2000 and 1999, respectively. The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2000, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

The gain of $407 million on the timberland sale and the related note monetization program is included in other, net in the 1999 consolidated statements of operations.


6.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. The Company's significant non-consolidated affiliate at December 31, 2000 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc ("JS Group"), a significant shareholder of the Company. Smurfit-MBI had net sales of $460 million and $402 million in 2000 and 1999, respectively.

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc. ("Abitibi") and recorded a $39 million gain, which is reflected in other, net in the consolidated statements of operations.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented as follows:

                                                                     2000                 1999
                                                               ---------------------------------------
Results of operations
 Net sales................................................           $ 746                $ 693
 Cost of sales............................................             649                  601
 Income before income taxes, minority interest and
   extraordinary charges..................................              38                   34
 Net income...............................................              36                   32

                                                                 December 31,        December 31,
                                                                    2000                1999
                                                                 -------------------------------------
Financial position:
 Current assets...........................................           $ 158                $ 160
 Noncurrent assets........................................             161                  150
 Current liabilities......................................              99                  111
 Noncurrent liabilities...................................             112                  107
 Stockholders' equity.....................................             108                   93

7. Long-Term Debt

Long-term debt, as of December 31 is as follows:

Bank Credit Facilities                                                                          2000        1999
                                                                                            -----------------------
JSC(U.S.)
---------
 Tranche A Term Loan (8.3% weighted average variable rate), payable in various
  installments through March 31, 2005....................................................    $  275         $  275
 Tranche B Term Loan (10.1% weighted average variable rate), payable in various
  installments through March 31, 2006....................................................        65            115
 Revolving Credit Facility (10.0% weighted average variable rate), due March 31, 2005....        17             50

Stone
-----
Tranche C Term Loan (10.3% weighted average variable rate), payable in various
 installments through October 1, 2003  Ail 1, 2000.......................................       181            181
Tranche D Term Loan (10.3% weighted average variable rate), payable in various
   installments through October 1, 2003..................................................       173            173
Tranche E Term Loan (10.3% weighted average variable rate), payable in various
   installments through October 1, 2003..................................................       233            234
Tranche F Term Loan (9.7% weighted average variable rate), payable in various
   installments through December 31, 2005................................................       569
Tranche G Term Loan (10.3% weighted average variable rate), payable in various
   installments through December 31, 2006................................................       402
Tranche H Term Loan (10.3% weighted average variable rate), payable in various
   installments through December 31, 2006................................................       348
Revolving Credit Facility (10.5% weighted average variable rate), due December 31,
   2005..................................................................................       177             93
Revolving Credit Facility (Canada) (12.0% weighted average variable rate), due
   December 31, 2005.....................................................................         3
4.98% to 7.96% term loans, denominated in foreign currencies, payable in varying
    amounts through 2004.................................................................        12             40
                                                                                            -----------------------
                                                                                              2,455          1,161
Accounts Receivable Securitization Program Borrowings
JSC(U.S.) accounts receivable securitization program borrowings (6.6% weighted
   average variable rate), due in February 2002..........................................       227            224

Senior Notes
JSC(U.S.)
---------
  11.25% Series A unsecured senior notes, due May 1, 2004................................       287            300
  10.75% Series B unsecured senior notes, due May 1, 2002................................       100            100
    9.75% unsecured senior notes, due April 1, 2003......................................       500            500

                                                                                                2000          1999
                                                                                              -----------------------
Stone
-----
10.75% first mortgage notes, due October 1, 2002 (plus unamortized premium of $9 and
   $13)......................................................................................     509           513
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69
   on September 1, 2007......................................................................      80            81
9.875% unsecured senior notes, due February 1, 2001 (plus unamortized premium of $3
   in 1999)..................................................................................                   562
11.5% unsecured senior notes, due October 1, 2004 (plus unamortized premium of $8 and
   $10)......................................................................................     208           210
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $4 and
   $5).......................................................................................     204           205
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus unamortized
   premium of $2 and $2).....................................................................     127           127
                                                                                                -------------------
                                                                                                2,015         2,598
Other Debt
Other (including obligations under capitalized leases of $34 and $43)........................     307           329

Stone Subordinated Debt
10.75% senior subordinated debentures and 1.5% supplemental interest certificates,
   due on April 1, 2002 (less unamortized discount of $1 and $3).............................      99           244
10.75% senior subordinated debentures, due April 1, 2002.....................................     200           200
6.75% convertible subordinated debentures (convertible at $34.28 per share), due
   February 15, 2007 (less unamortized discount of $6 and $8)................................      39            37
                                                                                              -----------------------
                                                                                                  338           481
                                                                                              -----------------------
  Total debt.................................................................................   5,342         4,793
  Less current maturities....................................................................     (44)         (174)
                                                                                              -----------------------
  Total long-term debt.......................................................................  $5,298        $4,619
                                                                                              -----------------------

The amounts of total debt outstanding at December 31, 2000 maturing during the next five years are as follows:

 2001..........................................    $   44
 2002..........................................     1,014
 2003..........................................     1,373
 2004..........................................       589
 2005..........................................       869
 Thereafter....................................     1,453

Stone Bond Offering

Subsequent to year-end, on January 25, 2001, Stone closed on a bond offering ("Stone Bond Offering") to issue $750 million of 9.75% Senior Notes due 2011 and
$300 million of 9.25% Senior Notes due 2008.   The proceeds of this issuance
along with additional borrowings on the Stone Revolving Credit Facility of $34 million were used on February 23, 2001 to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. The notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If, by July 18, 2001, Stone does not consummate a registered exchange offer for a series of notes or cause a shelf registration statement with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.

After adjusting for the Stone Bond Offering and the related debt redemptions, the amounts of total debt outstanding at December 31, 2000 maturing during the next five years are as follows:

 2001..................................     $   39
 2002..................................        209
 2003..................................      1,372
 2004..................................        388
 2005..................................        890
 Thereafter............................      2,459

Bank Credit Facilities
JSC(U.S.) Credit Agreement
--------------------------

JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $150 million may consist of letters of credit, and two senior secured term loans (Tranche A and Tranche B) aggregating $340 million at
December 31, 2000.   The JSC(U.S.) Credit Agreement was entered into in March
1998, and the net proceeds were used to repay the 1994 term loans and Revolving Credit Facility. The write-off of related deferred debt issuance costs, totaling $13 million (net of income tax benefits of $9 million) for 1998, is reflected in the accompanying consolidated statements of operations as an extraordinary item.

A commitment fee of 0.375% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 2000, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $498 million.

On March 22, 2000, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to (i) permit the acquisition of St. Laurent by the Company and (ii) approve the divestiture of the Oregon City newsprint mill.

On October 15, 1999, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to (i) permit the sale of the timberlands and the Newberg newsprint mill, (ii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, (iii) permit certain prepayments of other indebtedness, and (iv) ease certain quarterly financial covenants for 1999 and 2000. The proceeds from the timberland sale and the Newberg newsprint mill were used to reduce the balance of the Tranche A and Tranche B term loans. The write-off of related deferred debt issuance costs totaling $10 million (net of income tax benefits of $6 million) for 1999 is reflected in the accompanying consolidated statements of operations as an extraordinary item.

The JSC(U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness. As a result of excess cash flow in 2000, JSC(U.S.) is required to make a $59 million prepayment on the Tranche A term loan prior to March 31, 2001. The Company intends to either fund the $59 million prepayment with available borrowings under the Revolving Credit Facility or amend the JSC(U.S.) Credit Agreement, and therefore it is classified as long term debt.

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

Stone Credit Agreement
----------------------

Stone has a bank credit agreement which provides for four senior secured term loans (Tranche C, Tranche D, Tranche E and Tranche F term loans), aggregating $1,156 million at December 31, 2000 with maturities ranging from October 1, 2003 to December 31, 2005, and a $560 million senior secured revolving credit facility, up to which $100 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Stone Credit Agreement"). Stone pays a 0.5% commitment fee on the unused portions of its revolving credit facility. At December 31, 2000, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $359 million. The Stone Credit Agreement is secured by a security interest in substantially all of the assets of Stone and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container plants.

On March 31, 2000, Stone amended and restated the Stone Credit Agreement, pursuant to which a group of financial institutions provided an additional $575 million to Stone in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity dates of the revolving credit facilities under the Stone Credit Agreement to December 31, 2005. On April 28, 2000, Stone used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001. An extraordinary gain of $2 million (net of income tax of $1 million) was recorded on the early extinguishment of debt.

On May 31, 2000, Stone and certain of its wholly owned subsidiaries closed on new credit facilities (the "Stone Additional Credit Agreement") with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006 and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the Stone Additional Credit Agreement were used to fund the cash component of the St. Laurent Acquisition, refinance certain existing indebtedness of St. Laurent, and pay fees and expenses related to the St. Laurent Acquisition. The new revolving credit facility will be used for general corporate purposes. At December 31, 2000, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $78 million. The Stone Additional Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition. Stone prepaid $48 million of Tranche G and $153 million of Tranche H resulting in an extraordinary loss of $1 million (net of income tax of $1 million).

The Stone Credit Agreement and the Stone Additional Credit Agreement contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain covenants. Both credit agreements also require prepayments of the term loans if Stone has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

Accounts Receivable Securitization Program Borrowings

JSC(U.S.) Securitization Program
--------------------------------

JSC(U.S.) has a $315 million accounts receivable securitization program (the "JSC(U.S.) Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under the Revolving Credit Facility and a $15 million term loan. Under the JSC(U.S.) Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $88 million available for additional borrowing at December 31, 2000, subject to eligible accounts receivable. Commercial paper borrowings under the program have been classified as long term debt because of the Company's intent to refinance this debt on a long term basis and the availability of such financing under the terms of the program.

Under the current program, liquidation requirements were to begin in December 2001. On March 9, 2001, the JSC(U.S.) Securitization Program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the Revolving Credit Facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. The $15 million term loan remains outstanding with a February 2002 maturity date, bringing, the total program size to $229 million. As a result, all debt under the JSU(U.S) Securitization Program is classified as long term.

Senior Notes

JSC(U.S.)
---------

The 11.25% Series A unsecured senior notes are redeemable in whole or in part at the option of JSC(U.S.), at any time on or after May 1, 2000 with a premium of 2.813% of the principal amount and after May 1, 2001 at par. The 10.75% Series B unsecured senior notes and the 9.75% unsecured senior notes are not redeemable prior to maturity. Holders of the JSC(U.S.) unsecured senior notes have the right, subject to certain limitations, to require JSC(U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or, in certain events, from proceeds of major asset sales, as defined.

The Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Stone
-----

Stone's senior notes (the "Stone Senior Notes"), aggregating $1,048 million at December 31, 2000, of which $700 million aggregate principal was paid off with the proceeds from the Stone Bond Offering, are redeemable in whole or in part at the option of Stone at various dates, at par plus a weighted average premium of 2.04%.

The indentures governing Stone's 11.5% senior notes due 2006 and the 12.58% rating adjustable senior notes due 2016, totaling aggregate principal of $325 million at December 31, 2000, generally provide that in the event of a "change of control" (as defined in the indentures), Stone must offer to repurchase the senior notes. The Merger constituted such a change of control. As a result, Stone is required to make an offer to repurchase the senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under Stone's bank debt, prior to making an offer to repurchase the indentures require that Stone either pay the bank debt or obtain the consent of its bank lenders to such repurchase. A repurchase of the senior notes is currently prohibited by the terms of the Stone bank debt. Although the terms of the senior notes refer to an obligation to repay the Stone bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. Stone has sought and intends to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of the senior notes.

The 10.75% first mortgage notes are secured by the assets at four of Stone's containerboard mills. The 8.45% mortgage notes are secured by the assets at 37 of Stone's corrugated container plants.

Stone Subordinated Debt

The Stone Senior Subordinated Debentures, aggregating $338 million, were paid off with the proceeds from the Stone Bond Offering. During the fourth quarter of 2000, Stone prepaid $147 million of the 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, resulting in an extraordinary loss of $1 million (net of income tax of $1 million).

Other

Interest costs capitalized on construction projects in 2000, 1999 and 1998 totaled $9 million, $4 million and $2 million, respectively. Interest payments on all debt instruments for 2000, 1999 and 1998 were $550 million, $583 million and $206 million, respectively.


8. Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2001..............................................................  $106
2002..............................................................    83
2003..............................................................    71
2004..............................................................    58
2005..............................................................    49
Thereafter........................................................    96
                                                                   -----
  Total minimum lease payments....................................  $463
                                                                   -----

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $154 million, $156 million and $69 million for 2000, 1999 and 1998, respectively.


9. Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                                2000           1999
                                                                                         ----------------------------
 Deferred tax liabilities
     Property, plant and equipment and timberland....................................        $(1,597)       $(1,350)
     Inventory.......................................................................            (47)           (35)
     Prepaid pension costs...........................................................            (42)           (42)
     Investments in affiliates.......................................................            (45)           (45)
     Timber installment sale.........................................................           (129)          (129)
     Other...........................................................................           (128)          (151)
                                                                                         ----------------------------
     Total deferred tax liabilities..................................................         (1,988)        (1,752)
                                                                                         ----------------------------

Deferred tax assets
  Employee benefit plans.........................................................          207            198
  Net operating loss, alternative minimum tax and tax credit carryforwards.......          538            702
  Deferred gain..................................................................           56             29
  Purchase accounting liabilities................................................           94            132
  Deferred debt issuance cost....................................................           47             48
  Restructuring..................................................................           18              7
  Other..........................................................................          153            135
                                                                                     ------------------------
  Total deferred tax assets......................................................        1,113          1,251
  Valuation allowance for deferred tax asset.....................................         (208)          (208)
                                                                                     ------------------------
  Net deferred tax assets........................................................          905          1,043
                                                                                     ------------------------
  Net deferred tax liabilities...................................................      $(1,083)        $ (709)
                                                                                     ------------------------

At December 31, 2000, the Company had approximately $1,051 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $368 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $97 million, which expire from 2001 to 2020. A valuation allowance of $56 million has been established for a portion of these deferred tax assets. The Company had approximately $73 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Benefit from (provision for) income taxes on income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change is as follows:

                                                                                  2000        1999         1998
                                                                             ----------------------------------
Current
  Federal................................................................        $  (6)      $   7        $ 11
  State and local........................................................           (2)          1           3
  Foreign................................................................           (6)        (19)         (5)
                                                                             ----------------------------------
  Total current benefit (expense)........................................          (14)        (11)          9

Deferred
  Federal................................................................         (144)       (123)        103
  State and local........................................................          (32)        (27)         11
  Foreign................................................................          (16)         (7)          3
                                                                             ----------------------------------
  Total deferred benefit (expense).......................................         (192)       (157)        117
                                                                             ----------------------------------
   Total benefit from (provision for) income taxes.......................        $(206)      $(168)       $126
                                                                             ----------------------------------

The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change as follows:

                                                                                    2000         1999       1998
                                                                                  --------------------------------
U.S. federal income tax benefit (provision) at federal statutory rate........      $(152)      $  (119)    $  119
Permanent differences from applying purchase accounting......................        (31)          (29)        (6)
Other permanent differences..................................................         (1)           (3)        (2)
State income taxes, net of federal income tax effect.........................        (22)          (17)        14
Other........................................................................                                   1
                                                                                  --------------------------------
Total benefit from (provision for) income taxes..............................      $(206)      $  (168)    $  126
                                                                                  --------------------------------

The components of the income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of accounting change are as follows:

                                                                                    2000         1999       1998
                                                                                   ------------------------------
United States...............................................................       $ 389        $ 282      $(338)
Foreign.....................................................................          45           57          2
                                                                                   ------------------------------
Income (loss) from continuing operations before income taxes, minority
  interest, extraordinary item and cumulative effect of accounting change...       $ 434        $ 339      $(336)
                                                                                   -----------------------------

The Internal Revenue Service has examined the Company's tax returns for all years through 1994, and the years have been closed through 1988. The years 1995
through 1998 are currently under examination.   While the ultimate results
cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company made income tax payments of $34 million, $47 million and $22 million in 2000, 1999, and 1998, respectively.


10. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. On December 31, 2000, the domestic defined benefit plans of St. Laurent were merged with the defined benefit plans of Stone and JSC(U.S.). The assets of these plans are available to meet the funding requirements of the combined plans.

Approximately 34% of the Company's domestic pension plan assets at December 31, 2000 are invested in cash equivalents or debt securities, and 66% are invested in equity securities. Equity securities at December 31, 2000 include 0.7 million shares of SSCC common stock with a market value of approximately $11 million and 26 million shares of JS Group common stock having a market value of approximately $52 million. Dividends paid on JS Group common stock during 2000 and 1999 were approximately $2 million in each year.

The Company sponsors noncontributory defined benefit pension plans for its foreign operations. Approximately 44% of the foreign pension plan assets at December 31, 2000 are invested in cash equivalents or debt securities, and 56% are invested in equity securities.

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") were 5.25% for the U.S. plans and 6.00% for the foreign plans at December 31, 2000. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 2000 by $8 million and have an immaterial effect on the annual net periodic postretirement benefit cost for 2000.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                         Defined Benefit Plans           Postretirement Plans
                                                         -----------------------------------------------------
                                                            2000           1999            2000        1999
                                                         -----------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1......................    $1,711           $1,789         $  168       $ 178
Service cost.........................................        41               43              3           3
Interest cost........................................       143              121             13          12
Amendments...........................................        15               10
Plan participants' contributions.....................         2                1              6           6
Curtailments.........................................        (3)                             (3)         (2)
Actuarial (gain) loss................................       123             (150)             6          (9)
Acquisitions.........................................       278                              22
Foreign currency rate changes........................       (16)              (8)            (1)          1
Benefits paid........................................      (112)             (95)           (27)        (21)
                                                         -----------------------------------------------------
Benefit obligation at December 31....................    $2,182           $1,711         $  187       $ 168
                                                         -----------------------------------------------------
Change in plan assets:
Fair value of plan assets at January 1...............    $1,697           $1,512         $            $
Actual return on plan assets.........................                        256
Employer contributions...............................        22               14             22          11
Plan participants' contributions.....................                                         5           4
Acquisitions.........................................       242
Foreign currency rate changes........................        (8)              10
Benefits paid........................................      (112)             (95)           (27)        (15)
                                                         -----------------------------------------------------
Fair value of plan assets at December 31.............    $1,841           $1,697         $            $
                                                         -----------------------------------------------------

Over (under) funded status:..........................    $ (341)          $  (14)        $ (187)      $(168)
Unrecognized actuarial (gain) loss...................         9             (287)                        (5)
Unrecognized prior service cost......................        55               50             (1)         (2)
Net transition obligation............................        (1)             ( 6)
                                                         -----------------------------------------------------
Net amount recognized................................    $ (278)          $ (257)        $ (188)      $(175)
                                                         -----------------------------------------------------

Amounts recognized in the balance sheets:
Prepaid benefit cost.................................    $                $   71         $            $
Accrued benefit liability............................      (318)            (328)          (188)       (175)
Additional minimum liability.........................                         (3)
Intangible asset.....................................        40                3
                                                         -----------------------------------------------------
Net amount recognized................................    $ (278)          $ (257)        $ (188)      $(175)
                                                         -----------------------------------------------------

The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                           Defined Benefit Plans         Postretirement Plans
                                                       ------------------------------------------------------------
                                                          2000              1999               2000            1999
                                                       ------------------------------------------------------------
Weighted average discount rate:
      U.S. plans...............................             7.50%              8.00%              7.50%         8.00%
      Foreign plans............................             7.00%         6.50-8.00%              7.00%         8.00%
Rate of compensation...........................        3.50-4.00%         3.00-4.50%               N/A           N/A
Expected return on assets......................        7.80-9.50%              9.50%               N/A           N/A
Health care cost trend on covered charges......              N/A                N/A          5.25-6.00%         6.50%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

                                                     Defined Benefit Plans                  Postretirement Plans
                                                  -------------------------------        ------------------------------
                                                   2000         1999         1998         20000         1999       1998
                                                  -------------------------------        ------------------------------
Service cost..................................    $  45        $  48        $  26        $    2       $ 2        $  1
Interest cost.................................      143          121           74            13        12           8
Expected return on plan assets................     (160)        (138)         (90)
Curtailment cost..............................                     6            2
Amortization of transitional asset............       (4)          (4)          (4)
Recognized actuarial loss.....................      (11)           3            4            (1)
Multiemployer plans...........................        4            4                          1         1
                                                  -------------------------------        ------------------------------
Net periodic benefit cost.....................    $  17        $  40        $  12        $   15       $15        $  9
                                                  -------------------------------        ------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2,182 million, $1,928 million and $1,841 million, respectively, as of December 31, 2000 and $144 million, $133 million and zero as of December 31, 1999.

Savings Plans

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $19 million, $17 million and $10 million in 2000, 1999 and 1998, respectively.


11. SSCC Preferred Stock

On November 15, 2000, pursuant to an Agreement and Plan of Merger among SSCC, SCC Merger Co. and Stone, approximately 4.6 million shares of $1.75 Series E Preferred Stock of Stone (the "Stone Preferred Stock") were converted into approximately 4.6 million shares of Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of SSCC (the "SSCC Preferred Stock"). In addition, a cash payment of $6.4425 per share, totaling approximately $30 million, was made to the holders of the Stone Preferred Stock. The cash payment was equal to the accrued and unpaid dividends on each share of Stone Preferred Stock, less $0.12 per share to cover certain transaction related expenses.

The SSCC Preferred Stock was recorded at fair value of $73 million. The issuance of the SSCC Preferred Stock and the $30 million cash payment eliminated the Company's minority interest in the Stone Preferred Stock of $95 million, resulting in an $8 million reduction to additional paid-in capital.

At December 31, 1999, Stone had accumulated dividend arrearages on the Stone Preferred Stock of $22 million. The payment of dividends by Stone was prohibited by covenants in certain of the agreements and indentures relating to indebtedness of Stone.

The holders of the SSCC Preferred Stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend paid on February 15, 2001. SSCC has approximately 4.6 million shares of the SSCC Preferred Stock issued and outstanding as of December 31, 2000. The holders of SSCC Preferred Stock are not entitled to voting rights on matters submitted to the Company's stockholders. The SSCC Preferred Stock is convertible, at the option of the holder, into shares of SSCC Common Stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC Common Stock for each share of SSCC Preferred Stock), subject to adjustment based on certain events. The SSCC Preferred Stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures due February 15, 2012. The SSCC Preferred Stock is redeemable at the Company's option until February 15, 2012, at which time the SSCC Preferred Stock must be redeemed. The SSCC Preferred Stock may be redeemed, at the Company's option, with cash or SSCC Common Stock with an equivalent fair value. The redemption price is 101.4% of the liquidation preference until February 15, 2001, 100.7% until February 15, 2002 and 100% thereafter. It is the Company's intention to redeem the SSCC Preferred Stock with SSCC common stock, and therefore, the SSCC Preferred Stock has been classified as equity in the accompanying consolidated balance sheets. The liquidation preference is generally $25 per share plus dividends accrued and unpaid.


12. Stock Option and Incentive Plans

Prior to the Stone Merger, the Company and Stone each maintained incentive plans for selected employees. The Company's plan included non-qualified stock options issued at prices equal to the fair market value of the Company's stock at the date of grant which expire upon the earlier of twelve years from the date of grant or termination of employment, death, or disability. The Stone plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of Stone's common stock at the date of grant which expire upon the earlier of ten years from the date of grant or termination of employment, death, or disability. Effective with the Stone Merger, options outstanding under the Stone plans were converted into options to acquire SSCC common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of .99 to one established in the Stone Merger Agreement, and all outstanding options under both the Company and the Stone plans became exercisable and fully vested.

In November 1998, the stockholders approved the 1998 Long-Term Incentive Plan (the "1998 Plan") reserving 8.5 million shares of Company common stock for non-qualified stock options and performance awards to officers, key employees, and non-employee directors of the Company. The stock options are exercisable at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The stock options granted during 2000, 1999 and 1998 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of preestablished stock price targets. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. In general, options expire ten years from the date of grant. The performance awards permit the holder to receive amounts, denominated in shares of Company common stock, based on the Company's performance during the period between the date of grant and a preestablished future date. Performance criteria, the length of the performance period, and the form and time of payment of the award are established separately for each grant. There were no performance awards outstanding under the 1998 Plan at December 31, 2000 and 1999.

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

                                               2000       1999    1998
                                             -------------------------
Expected option life (years)..............        6         6        6
Risk-free weighted average interest rate..     6.45%     5.43%    4.79%
Stock price volatility....................    53.00%    52.80%   53.30%
Dividend yield............................      0.0%      0.0%     0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information is as follows:

As Reported                                                         2000           1999           1998
                                                               ----------------------------------------
    Net income (loss)......................................        $ 225          $ 157         $ (200)
    Basic earnings (loss) per share........................          .96            .72          (1.61)
    Diluted earnings (loss) per share......................          .96            .71          (1.61)

Pro Forma
    Net income (loss)......................................        $ 216          $ 156         $ (209)
    Basic earnings (loss) per share........................          .92            .72          (1.69)
    Diluted earnings (loss) per share......................          .92            .71          (1.69)

The weighted average fair values of options granted during 2000, 1999 and 1998 were $7.90, $9.67 and $6.98 per share, respectively.

Additional information relating to the plans is as follows:

                                                                                                        Weighted
                                                                                                         Average
                                                                Shares Under          Option            Exercise
                                                                   Option          Price Range            Price
                                                               --------------------------------------------------
Outstanding at January 1, 1998...............................       8,167,773      $10.00 - 17.63        $11.25
    Granted..................................................       4,728,000       12.81 - 15.81         12.94
    Exercised................................................          36,950               10.00         10.00
    Cancelled................................................           9,918       11.13 - 22.35         13.67
    Stone addition...........................................       6,050,196       11.87 - 29.59         14.35
                                                                   ----------
Outstanding at December 31, 1998.............................      18,899,101       10.00 - 29.59         12.67
    Granted..................................................         636,500       12.81 - 23.38         17.14
    Exercised................................................       4,475,476       10.00 - 22.35         12.37
    Cancelled................................................          99,976       10.00 - 29.59         13.77
                                                                   ----------
Outstanding at December 31, 1999.............................      14,960,149       10.00 - 23.38         12.86
    Granted..................................................       2,705,717       10.56 - 16.13         13.65
    Exercised................................................         411,143       10.00 - 22.35         12.54
    Cancelled................................................       1,019,152       10.00 - 22.35         14.23
                                                                   ----------
Outstanding at December 31, 2000.............................      16,235,571       10.00 - 23.38         12.90

The following table summarizes information about stock options outstanding at December 31, 2000:

                                            Weighted              Average                               Weighted
     Range of                                Average             Remaining                               Average
     Exercise             Options           Exercise            Contractual          Options            Exercise
      Prices             Outstanding         Price              Life (Years)       Exercisable            Price
---------------------------------------------------------------------------------------------------------------------
     $10.00 - 12.50         5,089,443        $10.58                5.17            4,634,943              $10.59
      12.81 - 13.51         7,335,554         13.00                7.45            5,260,332               13.07
      14.06 - 16.13         2,820,963         14.48                7.88            1,455,251               14.47
      17.19 - 23.38           989,611         19.55                6.31              806,778               19.61
                           ----------                                             ----------
                           16,235,571                                             12,157,304

The number of options exercisable at December 31, 1999 and 1998 was 11,105,160 and 14,386,101 respectively. As of December 31, 2000, approximately 1,546,000 shares were available for grant under the 1998 Plan.

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is as follows:

                                           Foreign                              Unrealized         Accumulated
                                           Currency            Minimum       Holding Gain on           Other
                                          Translation           Pension         Marketable         Comprehensive
                                          Adjustment           Liability        Securities         Income (Loss)
                                          -----------------------------------------------------------------------
Balance at January 1, 1999..............   $   3                $(4)               $                  $  (1)
     Current period change..............     (11)                 4                     3                (4)
                                          -----------------------------------------------------------------------
Balance at December 31, 1999............      (8)                                       3                (5)
     Current period change..............      (8)                                                        (8)
                                          -----------------------------------------------------------------------
Balance at December 31, 2000............   $ (16)               $                  $    3             $ (13)
                                          -----------------------------------------------------------------------

14. Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation beginning with the 1998 consolidated financial statements. SNC consisted of two newsprint mills in Oregon. In November 1999, the Company sold its Newberg, Oregon, newsprint mill for proceeds of approximately $211 million. Net gain on disposition of discontinued operations of $4 million in 1999 included the realized gain on the sale of the Newberg, Oregon newsprint mill, an expected loss on the sale of the Oregon City, Oregon, newsprint mill, actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City newsprint mill through the expected disposition date.

On May 9, 2000, the Company transferred ownership of the Oregon City, Oregon, newsprint mill to a third party, thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

SNC revenues were $43 million, $253 million and $324 million for 2000, 1999 and 1998, respectively. The net assets of SNC included in the accompanying consolidated balance sheet as of December 31, 1999 consisted of the following:

                                                                         1999
                                                                       --------
Inventories and current assets.......................................     $  34
Net property, plant and equipment....................................        48
Other assets.........................................................        11
Accounts payable and other current liabilities.......................       (94)
Other liabilities....................................................        (4)
                                                                       --------
Net assets (liabilities) of discontinued operations..................     $  (5)
                                                                       --------

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              2000            1999         1998
                                                                        ------------------------------------------
Numerator:
 Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change...............            $ 219           $ 163        $ (211)
 Preferred stock dividends.........................................               (1)
                                                                        ------------------------------------------
 Income (loss) available to common stockholders....................              218             163          (211)

Denominator:
  Denominator for basic earnings per share -
    weighted average shares........................................              233             217           124
  Effect of dilutive securities:
    Employee stock options.........................................                1               3
                                                                        ------------------------------------------
  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions............................................              234             220           124
                                                                        ------------------------------------------
Basic earnings (loss) per share from continuing operations before
 extraordinary item and cumulative effect of accounting change.....            $ .94           $ .75        $(1.70)
                                                                        ------------------------------------------

Diluted earnings (loss) per share from continuing operations before
 extraordinary item and cumulative effect of accounting change.....            $ .93           $ .74        $(1.70)
                                                                        ------------------------------------------

For 2000, convertible debt to acquire one million shares of common stock with an earnings effect of $2 million and convertible SSCC Preferred Stock (previously minority interest shares - See Note 11) to acquire three million shares of common stock with an earnings effect of $8 million are excluded from the diluted earnings per share computation because they are antidilutive.

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

16. Related Party Transactions

Transactions with JS Group
Transactions with JS Group, a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:

                                                                                    2000          1999          1998
                                                                                  ----------------------------------
Product sales................................................................      $  70         $  45         $  39
Product and raw material purchases...........................................         32            21            54
Management services income...................................................          2             3             4
Charges from JS Group for services provided..................................          1             1
Charges to JS Group for costs pertaining to the Fernandina No. 2
  paperboard machine through November 18, 1998...............................                                      50

Receivables at December 31...................................................          6             2             5
Payables at December 31......................................................         11            14             4
Note receivable at December 31...............................................          1
Sale of business.............................................................          2
Purchase of business.........................................................          2

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

On November 18, 1998, the Company purchased the No. 2 paperboard machine located in the Company's Fernandina Beach, Florida, paperboard mill (the "Fernandina Mill") for $175 million from an affiliate of JS Group. Until that date, the Company and the affiliate were parties to an operating agreement whereby the Company operated and managed the No. 2 paperboard machine. The Company was compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred for the entire Fernandina Mill. The compensation was determined by applying various formulas and agreed-upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Stone's Canadian subsidiary, Stone Container (Canada) Inc., ("Stone Canada") owns a 50% interest in Smurfit-MBI. On September 4, 1998, Stone Canada purchased the remaining 50% of Smurfit-MBI from MacMillan Bloedel Ltd. for $185 million (Canadian). Simultaneously, Stone Canada sold the newly acquired 50% interest to JS Group for the same amount.

The Company, in connection with the Stone Merger related activities, either paid or reimbursed $16 million in legal fees, financial advisory fees and executive compensation to JS Group in 1998.

Transactions with Non-consolidated Affiliates
The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                  2000        1999      1998
                                                -----------------------------
Product sales................................     $ 216       $ 303     $  57
Product and raw material purchases...........        68          65
Receivables at December 31...................        32          43        70
Payables at December 31......................         2           3

On October 15, 1998, the Company sold its Snowflake, Arizona, newsprint manufacturing operations and related assets to Abitibi for approximately $250 million. The Company retained ownership of a corrugating medium machine located in the facility that Abitibi operated on behalf of the Company pursuant to an operating agreement entered into as part of the sale. Payments made to Abitibi, prior to the sale of the Company's remaining interest (see Note 6), were $17 million in the period from January 1 to April 23, 1999 and $4 million in the period from November 19 to December 31, 1998.


17. Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are as follows:

                                                                    2000                             1999
                                                        -------------------------       ------------------------
                                                         Carrying           Fair          Carrying          Fair
                                                          Amount           Value           Amount          Value
                                                        -------------------------       ------------------------
Cash and cash equivalents.........................          $   45        $   45           $   24         $   24
Notes receivable and long-term investments........              28            28               26             26
Residual interest in timber notes.................              37            37               33             33
Long-term debt including current maturities.......           5,342         5,357            4,793          4,860

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable and long-term investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the residual interest in timber notes is based on discounted future cash flows.

18. Other, Net

The significant components of other, net are as follows:

                                                                               2000          1999          1998
                                                                             -----------------------------------
Foreign currency transaction gains................................            $             $   7         $   4
Gain on redemption of convertible preferred
  stock of Four M Corporation.....................................               13
Loss on sales of receivables to SRC...............................              (16)
Gain on sale of assets (See Notes 5 and 6)........................                6           446
Income from non-consolidated affiliates...........................               13            12             4
Other.............................................................               12            14            (4)
                                                                              ----------------------------------
Total other, ne...................................................            $  28         $ 479         $   4
                                                                              ----------------------------------

19. Contingencies

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

The Company and SNC are parties to a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. In 1998, the Company recorded a $30 million charge, including $20 million SNC paid into a settlement fund, and additional amounts relating to administrative costs, plaintiff's attorneys' fees, class representative payments and other costs. Based on the number and magnitude of the claims paid out of the settlement fund and the fact that SNC received a return of $10 million from the settlement fund in exchange for posting a letter of credit, the Company reduced its estimated loss contingency by $10 million, which was recorded as a reduction to selling and administrative expenses in the 2000 financial statements.

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


20. Business Segment Information

In the fourth quarter of 2000, the Company reorganized its business segments. The Boxboard and Folding Carton segment was renamed as the Consumer Packaging segment, and the Industrial Bag segment was renamed as the Specialty Packaging segment. The operations previously included in the Specialty Packaging segment were reassigned to the new Consumer Packaging segment and the new Specialty Packaging segment. The St. Laurent facilities were assigned primarily to the Containerboard and Corrugated Containers segment. In addition, during 2000, corporate expenses previously allocated to business segments are no longer allocated. The information for 1999 and 1998 has been restated from the prior year in order to conform to the 2000 presentation.

The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) Consumer Packaging. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons and packaging labels. Folding cartons are used primarily to protect products, such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. Flexible packaging, paper and metalized paper labels and heat transfer labels are used in a wide range of consumer applications.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate division level.

The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and three nonreportable segments, including Specialty Packaging, Reclamation and International. Corporate related items include goodwill, the elimination of intercompany assets and intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

In 1999, corporate related items included a $407 million gain on the timberland sale and related note monetization program and a $39 million gain on the sale of Abitibi.

                                                              Container-
                                                               board &
                                                              Corrugated     Consumer
                                                              Containers     Packaging         Other          Total
                                                              ------------------------------------------------------
Year ended December 31, 2000
Revenues from external customers.............................    $5,994         $1,060        $1,742         $ 8,796
Intersegment revenues........................................       177             26           309             512
Depreciation, depletion and amortization.....................       266             29           137             432
Segment profit (loss)........................................       958             98          (622)            434
Total assets.................................................     5,705            527         5,048          11,280
Capital expenditures.........................................       293             17            53             363

Year ended December 31, 1999
Revenues from external customers.............................    $4,876         $  952        $1,595         $ 7,423
Intersegment revenues........................................       193             20           274             487
Depreciation, depletion and amortization.....................       188             28           203             419
Segment profit (loss)........................................       517             91          (269)            339
Total assets.................................................     4,340            512         5,007           9,859
Capital expenditures.........................................        84             22            50             156

Year ended December 31, 1998
Revenues from external customers.............................    $2,110         $  913        $  589         $ 3,612
Intersegment revenues........................................        57             22           137             216
Depreciation, depletion and amortization.....................        85             26            44             155
Segment profit (loss)........................................       141            103          (580)           (336)
Total assets.................................................     5,808            516         5,307          11,631
Capital expenditures.........................................       221             31            35             287

The following table presents net sales to external customers by country of origin:

                                                                                   2000        1999         1998
                                                                                  -------------------------------
  United States..........................................................         $7,795      $6,594       $3,520
  Canada.................................................................            351         217           23
  Europe and other.......................................................            650         612           69
                                                                                  -------------------------------
     Total net sales.....................................................         $8,796      $7,423       $3,612
                                                                                  -------------------------------

The following table presents long-lived assets by country:

                                                                                     2000        1999         1998
                                                                                  --------------------------------
  United States..........................................................         $ 4,601      $ 3,834      $5,186
  Canada.................................................................             756          228         191
  Europe and other.......................................................             313          357         395
                                                                                 ---------------------------------
                                                                                    5,670        4,419       5,772
  Goodwill...............................................................           3,368        3,328       2,869
                                                                                 ---------------------------------
     Total long-lived assets.............................................         $ 9,038      $ 7,747      $8,641
                                                                                 ---------------------------------

The Company's export sales from the United States were approximately $246 million for 2000, $208 million for 1999 and $40 million for 1998.

21. Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                                     First         Second         Third          Fourth
                                                                    Quarter        Quarter        Quarter        Quarter
                                                                  ------------------------------------------------------
2000
     Net sales............................................           $2,035         $2,191         $2,328         $2,242
     Gross profit.........................................              384            418            479            445
     Income from continuing operations before
       extraordinary item.................................               40             31             79             69
     Gain on disposition of discontinued operations.......                               6
     Extraordinary item...................................                               1                            (1)
     Net income...........................................               40             38             79             68
     Preferred dividends..................................                                                            (1)
     Net income available to common stockholders..........               40             38             79             67

     Basic earnings per share:
     Income from continuing operations before.............
       extraordinary item.................................              .18            .14            .32            .28
     Gain on disposition of discontinued operations.......                             .03
     Extraordinary item...................................                                                          (.01)
                                                              ----------------------------------------------------------
     Net income...........................................              .18            .17            .32            .27

     Diluted earnings per share:
     Income from continuing operations before
       extraordinary item.................................              .18            .14            .32            .28
     Gain on disposition of discontinued operations.......                             .03
     Extraordinary item...................................                                                          (.01)
                                                              ----------------------------------------------------------
     Net income...........................................              .18            .17            .32            .27

1999
     Net sales                                                       $1,774         $1,804         $1,858         $1,987
     Gross profit                                                       191            273            304            361
     Income (loss) from continuing operations before
       extraordinary item and cumulative effect of
       accounting change..................................              (92)           (23)           (11)           289
       Discontinued operations............................                4             (1)            (4)             3
     Gain on disposition of discontinued operations.......                                                             4
     Extraordinary item...................................                              (1)            (1)           (10)
     Net income (loss)....................................              (88)           (25)           (16)           286

     Basic earnings (loss) per share:
     Income (loss) from continuing operations before......
      extraordinary item and cumulative effect of
      accounting change...................................             (.43)          (.11)          (.05)          1.33
     Discontinued operations..............................              .02           (.01)          (.02)           .03
     Extraordinary item...................................                                                          (.05)
                                                              ----------------------------------------------------------
     Net income (loss)....................................             (.41)          (.12)          (.07)          1.31


Diluted earnings (loss) per share:
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting change..................................             (.43)          (.11)          (.05)          1.29
Discontinued operations..............................              .02           (.01)          (.02)           .03
Extraordinary item...................................                                                          (.04)
                                                              -----------------------------------------------------
Net income (loss)....................................             (.41)          (.12)          (.07)          1.28

The effect of adopting EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," during the fourth quarter of 2000 was to increase net sales and cost of goods sold from previously reported amounts in the first, second and third quarters by $82 million, $87 million and $95 million, respectively.

                      SMURFIT-STONE CONTAINER CORPORATION
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in millions)



                   Column A                        Column B         Column C      Column D      Column E      Column F
-----------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                  Balance at       Charged to                                Balance at
                                                 Beginning of       Costs and       Other      Deductions      End of
                 Description                        Period          Expenses      Describe      Describe       Period
-----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and
 sales returns and allowances:

   Year ended December 31, 2000..............        $ 50            $ 15          $   3  (a)    $ 15 (b)       $ 53
                                             -------------------------------------------------------------------------
   Year ended December 31, 1999..............        $ 70            $             $  (9) (c)    $ 11 (b)       $ 50
                                             -------------------------------------------------------------------------
   Year ended December 31, 1998..............        $ 10            $  3          $  60  (d)    $  3 (b)       $ 70
                                             -------------------------------------------------------------------------
Stone exit liabilities:

   Year ended December 31, 2000..............        $183            $              $ (5) (e)    $140 (f)       $ 38
                                             -------------------------------------------------------------------------
   Year ended December 31, 1999..............        $106            $              $106  (g)    $ 29 (f)       $183
                                             -------------------------------------------------------------------------
   Year ended December 31, 1998..............        $               $              $117  (g)    $ 11 (f)       $106
                                             -------------------------------------------------------------------------
Restructuring:

   Year ended December 31, 2000..............        $ 29            $ 53           $            $ 48 (f)       $ 34
                                             -------------------------------------------------------------------------
   Year ended December 31, 1999..............        $ 71            $ 15           $ (5) (e)    $ 52 (f)       $ 29
                                             -------------------------------------------------------------------------
   Year ended December 31, 1998..............        $               $257           $            $186 (f)       $ 71
                                             -------------------------------------------------------------------------

(a)  Amount acquired with the acquisition of St. Laurent.
(b)  Uncollectible amounts written off, net of recoveries.
(c) Includes the effect of the accounts receivable securitization application of SFAS No. 125.
(d)  Amount related to the acquisition of Stone.
(e) Charges associated with the exit activities included in the purchase price allocation of St. Laurent and reduction to Stone exit liabilities.
(f)  Charges against the reserves.
(g) Charges associated with exit activities and litigation settlements included in the purchase price allocation of Stone.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

   None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Directors
Set forth below is information concerning Smurfit-Stone's directors.

Ray M. Curran, born May 13, 1946, was named President and Chief Executive Officer of Smurfit-Stone on April 1, 1999. He was Executive Vice President and Deputy Chief Executive Officer from November 1998 until March 31, 1999. He was Financial Director of JS Group from February 1996 to November 1998 and, prior to that, served as Chief Financial Officer of JS Group since 1992.

Richard A. Giesen, born October 7, 1929, is Chairman of the Board and Chief Executive Officer of Continental Glass & Plastic, Inc. Mr. Giesen is Chairman and Chief Executive Officer of Continere Corporation and served as a director of Stone Container from 1974 to 1998.

Alan E. Goldberg, born September 1, 1954, served as Chairman and Chief Executive Officer of Morgan Stanley Dean Witter (MSDW) Private Equity from February 1998 through January 2001. Prior thereto, he was co-head of MSDW Private Equity. He served as Managing Director of Morgan Stanley & Co. Incorporated from January 1988 through January 2001. Mr. Goldberg also serves as a director of Allegiance Telecom, Inc., Catalytica, Inc., Equant, N.V. and several private companies.

Howard E. Kilroy, born January 30, 1936, was named a director in July 1999. He joined JS Group in 1973 and was appointed Chief Operations Director in 1978 and President in 1986. Mr. Kilroy retired from these positions in 1995. Mr. Kilroy is a director of JS Group, CRH plc and Arnotts plc.

James J. O'Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company. He is a director of Corning Incorporated, The Tribune Company, UAL Corporation, and various other Chicago business, cultural and charitable organizations.

Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation. Mr. Pearlman is a director of Ryerson-Tull Inc., Nanophase Technologies Corporation and Parson Group L.L.C. and served as director of Stone Container from 1984 to 1998.

Thomas A. Reynolds, III, born May 12, 1952, has been a partner of Winston & Strawn since 1984, a law firm that regularly represents Smurfit-Stone on numerous matters. Mr. Reynolds is a member of Winston Strawn's executive committee. He also serves as a director of Westell Technologies, Inc.

Anthony P. J. Smurfit, born December 19, 1963, is chief executive of the Smurfit Europe Division of JS Group and has served as a member of JS Group's board of directors since 1989. He previously served as Deputy Chief Executive of Smurfit Europe, as well as Chief Executive of Smurfit France. Mr. Smurfit was first elected a director in 2000. He is a director of Aer Rianta and The Irish National Stud Company. He is the son of Dr. Michael W. J. Smurfit and a nephew of Dr. Dermot F. Smurfit.

Dermot F. Smurfit, born October 8, 1944, has been Joint Deputy Chairman of JS Group since January 1984 and World Vice President - Marketing and Sales since July 1997. Prior to July 1997, he held various senior positions in JS Group. Dr. Dermot Smurfit is Chairman of the World Containerboard

Organization and a member of the Board of the Confederation of European Paper Industries, and a director of JS Group and ACE Ltd. He is a brother of Dr. Michael W. J. Smurfit and an uncle of Anthony P. J. Smurfit.

Michael W. J. Smurfit, born August 7, 1936, is Chairman of the Board of Directors of Smurfit-Stone. He has been Chairman and Chief Executive Officer of JS Group since 1977. He was Chief Executive Officer of Jefferson Smurfit Corporation prior to July 1990. He is a brother of Dr. Dermot F. Smurfit and the father of Anthony P.J. Smurfit.


Executive Officers
Set forth below is information concerning the executive officers of Smurfit-
Stone.

Michael W. J. Smurfit - See Directors.

Ray M. Curran - See Directors.

Matthew Blanchard, born September 9, 1959, was appointed Vice President and General Manager-Board Sales Division in July 2000. Mr. Blanchard was Vice President Supply Chain Management for St. Laurent from 1998 until July 2000. Prior to that, he held various managerial positions with St. Laurent, Avenor and CIP since 1981.

Peter F. Dages, born December 13, 1950, was appointed Vice President and General Manager - Corrugated Container Division in April 1999. Mr. Dages was Vice President and Regional Manager of the Corrugated Container Division of Stone Container from 1996 and held the same position with Smurfit-Stone until April 1999. Prior to 1996, he held various managerial positions in the Corrugated Container Division of Stone Container since 1991.

James D. Duncan, born June 12, 1941, has been Vice President - Corporate Sales and Marketing since October 2000. Prior to that, he was Vice President and General Manager - Specialty Packaging Division from November 1998 to October 2000. Mr. Duncan was Vice President and General Manager - Industrial Packaging Division from October 1996 to November 1998. He was Vice President and General Manager, Converting Operations - Industrial Packaging Division from April 1994 to October 1996.

Daniel J. Garand, born December 12, 1950, joined Smurfit-Stone in October 1999 as Vice President of Supply Chain Operations. For three years prior to joining Smurfit-Stone, Mr. Garand held senior level positions in global supply chain management for Allied Signal's Automotive Products Group. Prior to that, he was employed by Digital Equipment Company for 26 years in a variety of management positions in logistics, acquisitions and distribution.

Michael F. Harrington, born August 6, 1940, has been Vice President - Human Resources since November 18, 1998 and held the same position with Jefferson Smurfit since January 1992.

Charles A. Hinrichs, born December 3, 1953, has been Vice President and Treasurer since November 18, 1998 and held the same position with Jefferson Smurfit since April 1995.

Craig A. Hunt, born May 31, 1961, has been Vice President, Secretary and General Counsel since November 1998. Prior to that he was Senior Counsel and Assistant Secretary of Jefferson Smurfit from January 1993 to November 1998.

Paul K. Kaufmann, born May 11, 1954, has been Vice President and Corporate Controller since November 18, 1998, and held the same position with Jefferson Smurfit since July 1998. He was Corporate Controller of Jefferson Smurfit from March 1998 to July 1998. Prior to that he was Division Controller for the Containerboard Mill Division from November 1993 until March 1998.

Leslie T. Lederer, born July 20, 1948, has been Vice President - Strategic Investment Dispositions since November 1998. He was Vice President, Secretary and General Counsel of Stone Container from 1987 to November 1998.

F. Scott Macfarlane, born January 17, 1946, has been Vice President and General Manager - Consumer Packaging Division since October 2000. Prior to that, he was Vice President and General Manager - Folding Carton and Boxboard Mill Division from November 1995 to October 2000.

Timothy McKenna, born March 25, 1948, has been Vice President - Investor Relations and Communications since November 18, 1998, and held the same position with Jefferson Smurfit since July 1997. He joined Jefferson Smurfit in October 1995 as Director of Investor Relations and Communications.

Patrick J. Moore, born September 7, 1954, has been Vice President and Chief Financial Officer of Smurfit-Stone since November 18, 1998, and held the same position with Jefferson Smurfit since October 1996. He was Vice President and General Manager - Industrial Packaging Division of Jefferson Smurfit from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994. He is a director of First Financial Planners, Inc.

Mark R. O'Bryan, born January 15, 1963, joined Smurfit-Stone in October 1999 as Vice President - Procurement. Prior to joining Smurfit-Stone, Mr. O'Bryan was employed for 13 years at General Electric Corporation, where he held senior level positions in global sourcing and materials management at several of General Electric Corporation's manufacturing businesses.

Thomas A. Pagano, born January 21, 1947, has been Vice President - Planning since November 18, 1998, and held the same position with Jefferson Smurfit since May 1996. He was Director of Corporate Planning of Jefferson Smurfit from September 1995 to May 1996.

John M. Riconosciuto, born September 4, 1952, has been Vice President and General Manager - Specialty Packaging Division since October 2000. Prior to that, he was Vice President and General Manager - Bag Packaging Division since November 1998. He was Vice President and General Manager - Industrial Bag and Specialty Packaging Division of Stone Container from January 1997 to November 1998. From July 1995 to January 1997, he was Vice President and General Manager of the Multiwall Group of Stone Container.

David C. Stevens, born August 11, 1934, has been Vice President and General Manager - Smurfit Recycling Company since January 1993.

William N. Wandmacher, born September 12, 1942, has been Vice President and General Manager - Containerboard Mill Division since November 18, 1998, and held the same position with Jefferson Smurfit since January 1993.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

Information required in response to this item is set forth under the captions "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

Information required in response to this item is set forth under the caption "Principal Stockholders" in our Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Information required in response to this item is set forth under the caption "Certain Transactions" in our Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

          (3) Exhibits.

2.1 Agreement and Plan of Merger, dated as of August 8, 2000, by and among Smurfit-Stone Container Corporation("SSCC"), SCC Merger Co. and Stone Container Corporation ("Stone") (incorporated by reference to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).

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

3.2 Restated Bylaws of SSCC (incorporated by reference to Exhibit 3(b) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

4.1       Certificate for SSCC's Common Stock (incorporated by reference to
          Exhibit 4.3 to SSCC's Registration Statement on Form S-8 (File No. 33-57085)).

4.2 Form of Certificate of Designation establishing the terms of SSCC's Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).

4.3 Certificate for SSCC's Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).

Indentures and other debt instruments with respect to long-term debt, none of which exceeds 10 percent of the total assets of SSCC and its subsidiaries on a consolidated basis, are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

10.1 Subscription Agreement among SSCC, Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"), Container Corporation of America and Smurfit International B.V. ("SIBV') (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

10.2* Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.3* Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4(a)* Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit
          10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4(b)* Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(a) Amended and Restated Credit Agreement, dated as of November 18, 1998, among SSCC, JSCE, Inc. ("JSCE"), JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.5(b) First Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.5(c) Second Amendment of Amended and Restated Credit Agreement, dated as of October 15, 1999, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(d) Third Amendment of Amended and Restated Credit Agreement, dated as of March 22, 2000, among SSCC, JSCE, Inc., JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.5(e) Fourth Amendment of Amended and Restated Credit Agreement, dated as of July 31, 2000, among SSCC, JSCE, Inc., JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.6(a) Term Loan Agreement, dated as of February 23, 1995, among Jefferson Smurfit Finance Corporation ("JS Finance") and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(b) Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper), dated as of February 23, 1995 (incorporated by reference to
          Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(c) Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper), dated as of February 23, 1995 (incorporated by reference to
          Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(d) Receivables Purchase and Sale Agreement, dated as of February 23, 1995, among JSC(U.S.), as the Initial Servicer, and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(e) Liquidity Agreement, dated as of February 23, 1995, among JS Finance, the financial institutions party thereto, as Banks, Bankers Trust Company, as Facility Agent, and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(f) Commercial Paper Dealer Agreement, dated as of February 23, 1995, among BT Securities Corporation, Morgan Stanley & Co., JSC(U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(g) Addendum, dated March 6, 1995, to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(h) First Omnibus Amendment, dated as of March 31, 1996, to the Receivables Purchase and Sale Agreement among JSC(U.S.), JS Finance and the banks party thereto (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1996).

10.6(i) Affiliate Receivables Sale Agreement, dated as of March 31, 1996, between Smurfit Newsprint Corporation and SSCC (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.6(j) Amendment No. 2 to the Term Loan Agreement, dated as of August 19, 1997, among JS Finance and Bank Brussels Lambert, New York Branch and JSC(U.S.), as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(k) Amendment No. 2 to the Receivables Purchase and Sale Agreement, dated as of August 19, 1997, among JSC(U.S.), as the Seller and Servicer, and JS Finance, as the Purchaser, Bankers Trust Company, as Facility Agent, and Bank Brussels Lambert, New York Branch as the Term Bank (incorporated by reference to Exhibit 10.12(k) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(l) Amendment No. 2 to the Liquidity Agreement, dated as of August 19, 1997, among JS Finance, Bankers Trust Company, as Facility Agent, JSC(U.S.), as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7 Amended and Restated Credit Agreement, dated as of March 31, 2000, among Stone, the financial institutions signatory thereto and The Chase Manhattan Bank and Bankers Trust Company, as Agents, and Bankers Trust Company as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Stone's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.8 Credit Agreement, dated as of May 31, 2000, among Stone, St. Laurent, the financial institutions signatory thereto, The Chase Manhattan Bank, as Agent, Bankers Trust Company, an Administrative Agent and Deutsche Bank Canada, as Canadian Administrative Agent

          (incorporated by reference to Exhibit 10.1 to Stone's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9* Consulting Agreement, dated as of October 24, 1996, by and between James E. Terrill and JSC(U.S.) (incorporated by reference to Exhibit
          10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.10 Standstill Agreement, dated as of May 10, 1998, as amended, among Jefferson Smurfit Group, plc, Morgan Stanley Leveraged Equity Fund ("MSLEF") and SSCC (incorporated by reference to Exhibit 10(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.11 Registration Rights Agreement, dated as of May 10, 1998, among MSLEF, SIBV, SSCC and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10(e) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.12 Voting Agreement, dated as of May 10, 1998, as amended, among SIBV, MSLEF and Mr. Roger W. Stone (incorporated by reference to Exhibit 10(f) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.13(a)* SSCC 1998 Long Term Incentive Plan (incorporated by reference to
          Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.13(b)* First Amendment of the SSCC 1998 Long-Term Incentive Plan
          (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.14*    Forms of Employment Security Agreements (incorporated by reference to
          Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

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

10.16(b)* Amendment of the Stone Container Corporation 1993 Stock Option Plan
          (incorporated by reference to Exhibit 10.3 to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.17 Stone Container Corporation 1992 Long-Term Incentive Program (incorporated by reference to Exhibit A to Stone's Proxy Statement dated as of April 11, 1991).

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

10.24(a) Pooling and Servicing Agreement, dated October 1, 1999, by and among Stone Receivables Corporation, as Transferor, Stone, as Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to
          Exhibit 10.1(a) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.24(b) Series 1999-1 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone, as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999).

10.24(c) Series 1999-2 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone, as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999).

10.24(d) Receivables Purchase Agreement, dated October 15, 1999, between Stone, as Seller and Stone Receivables Corporation, as Purchaser (incorporated by reference to Exhibit 10.1(d) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.25(a) Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.1 to JSCE's Current Report on Form 8-K dated October 25, 1999).

10.25(b) First Amendment to Purchase and Sale Agreement, dated October 21, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE's Current Report on Form 8-K dated October 25,
          1999).

10.26 Pre-Merger Agreement, dated as of February 23, 2000, among SSCC, Stone, 3038727 Nova Scotia Company and St. Laurent Paperboard Inc. (incorporated by reference to Exhibit 99.2 to SSCC's Current Report on Form 8-K dated February 23, 2000).

10.27*    Employment Agreement for Ray M. Curran (incorporated by reference to
          Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.28* Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.29* Employment Agreement of Joseph J. Gurandiano (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter end ed June 30, 2000).

10.30* Severance Benefits Agreement of Joseph J. Gurandiano (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.31*    Employment agreement of William N. Wandmacher.

10.32*    Employment agreement of F. Scott Macfarlane.

21.1      Subsidiaries of SSCC.

23.1      Consent of Independent Auditors.

24.1      Powers of Attorney.

*Indicates a management contract or compensation plan or arrangement.

(b)       Report on Form 8-K.

          There were no Form 8-K filings during the three months ended December 31, 2000.

          SSCC filed Form 8-K on January 17, 2001 regarding plans to sell $500 million of senior notes.

          SSCC filed Form 8-K on January 19, 2001 announcing that it had entered into an agreement to sell $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE March 13, 2001           SMURFIT-STONE CONTAINER CORPORATION
     ---------------          -----------------------------------
                                         (Registrant)

                                   BY       /s/ Patrick J. Moore
                                        -------------------------
                                                Patrick J. Moore
                                   Vice President and Chief
                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


   SIGNATURE                   TITLE                                           DATE
   ---------                   -----                                           ----

___________________________*   Chairman of the Board
Michael W. J. Smurfit          and Director

___________________________*   President and Chief Executive Officer
Ray M. Curran                  and Director (Principal Executive Officer)

/s/ Patrick J. Moore           Vice President and Chief Financial              March 13, 2001
---------------------------
Patrick J. Moore               Officer (Principal Financial Officer)

/s/ Paul K. Kaufmann           Vice President and Corporate Controller         March 13, 2001
---------------------------
Paul K. Kaufmann               (Principal Accounting Officer)

___________________________*   Director
Richard A. Giesen

___________________________*   Director
Alan E. Goldberg

___________________________*   Director
Howard E. Kilroy

___________________________*   Director
James J. O'Connor

___________________________*   Director
Jerry K. Pearlman

___________________________*   Director
Thomas A. Reynolds, III

___________________________*   Director
Dermot F. Smurfit

___________________________*   Director
Anthony P. J. Smurfit

*By /s/ Patrick J. Moore       pursuant to Powers of Attorney filed
---------------------------
Patrick J. Moore               as a part of the Form 10-K.