Form 10-Q
period 2001-03-31
SMURFIT STONE CONTAINER CORP
filed 2001-05-14
CIK 919226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2001
Commission File Number 0-23876


                      SMURFIT-STONE CONTAINER CORPORATION
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      43-1531401
       --------------------                             ----------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          150 North Michigan Avenue,  Chicago, Illinois  60601
          ----------------------------------------------------
        (Address of principal executive offices)    (Zip Code)

                                (312) 346-6600
                ------------------------------------------
              (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of March 31, 2001, the registrant had outstanding 243,567,286 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
          --------------------


                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Three Months Ended March 31, (In millions, except per share data)   2001   2000
===============================================================================
Net sales.....................................................     $   2,183       $   2,035
Costs and expenses
 Cost of goods sold...........................................         1,818           1,651
 Selling and administrative expenses..........................           201             179
 Restructuring charges........................................                             6
                                                                   -------------------------
  Income from operations......................................           164             199
Other income (expense)
 Interest expense, net........................................          (131)           (121)
 Other, net...................................................            13               7
                                                                   -------------------------

  Income before income taxes,
    minority interest and extraordinary item..................            46              85
Provision for income taxes....................................           (27)            (43)
Minority interest expense.....................................                            (2)
                                                                   -------------------------
  Income before extraordinary item............................            19              40
Extraordinary item
  Loss from early extinguishment..............................
   of debt, net of income taxes of $3.........................            (4)
                                                                   -------------------------
  Net income..................................................            15              40
Preferred stock dividends.....................................            (3)
                                                                   -------------------------
  Net income available to common shareholders.................     $      12       $      40
                                                                   =========================

Basic earnings per common share
 Income before extraordinary item                                  $     .07       $     .18
 Extraordinary item                                                     (.02)
                                                                   -------------------------
  Net income available to common shareholders                      $     .05       $     .18
                                                                   =========================
Weighted average shares outstanding                                      244             218
                                                                   =========================

Diluted earnings per common share
 Income before extraordinary item                                $       .07       $     .18
 Extraordinary item                                                     (.02)
                                                                 ---------------------------
  Net income available to common shareholders                    $       .05       $     .18
                                                                 ===========================
Weighted average shares outstanding                                      245             221
============================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                              Marcch 31,       December 31,
(In millions, except share data)                                                 2001             2000
===========================================================================================================
Assets                                                                        (Unaudited)
Current assets
  Cash and cash equivalents..............................................     $     44              $    45
  Receivables, less allowances of $53 in 2001 and 2000...................          687                  687
  Inventories
    Work-in-process and finished goods...................................          260                  247
    Materials and supplies...............................................          487                  509
                                                                              -----------------------------
                                                                                   747                  756
  Refundable income taxes...............................................             7                    8
  Deferred income taxes..................................................          166                  164
  Prepaid expenses and other current assets.............................            75                   60
                                                                              -----------------------------
        Total current assets.............................................        1,726                1,720
Net property, plant and equipment........................................        5,542                5,609
Timberland, less timber depletion........................................           53                   61
Goodwill, less accumulated amortization of
    $263 in 2001 and $240 in 2000........................................        3,353                3,368
Investment in equity of non-consolidated affiliates......................          175                  176
Other assets.............................................................          359                  346
                                                                              -----------------------------
                                                                              $ 11,208              $11,280
===========================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt...................................     $     67              $    44
  Accounts payable.......................................................          610                  694
  Accrued compensation and payroll taxes.................................          169                  206
  Interest payable.......................................................           92                   98
  Other current liabilities..............................................          206                  208
                                                                              -----------------------------
        Total current liabilities........................................        1,144                1,250
Long-term debt, less current maturities..................................        5,349                5,298
Other long-term liabilities..............................................          943                  957
Deferred income taxes....................................................        1,232                1,247
Stockholders' equity
  Preferred stock, aggregate liquidation preference of $116;
    25,000,000 shares authorized; 4,599,300 issued and outstanding.......           74                   73
  Common stock, par value $.01 per share; 400,000,000 shares authorized; 243,591,387 and 243,567,286 issued and
   and outstanding in 2001 and 2000, respectively........................            2                    2
  Additional paid-in capital.............................................        3,829                3,828
  Retained earnings (deficit)............................................       (1,350)              (1,362)
  Accumulated other comprehensive income (loss)..........................          (15)                 (13)
                                                                              -----------------------------
        Total stockholders' equity.......................................        2,540                2,528
                                                                              -----------------------------
                                                                              $ 11,208              $11,280
===========================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended March 31, (In millions)                        2001    2000
==============================================================================
Cash flows from operating activities
 Net income................................................... $    15   $  40
 Adjustments to reconcile net income to
  net cash used for operating activities
    Extraordinary loss from early extinguishment of debt......       7
    Depreciation, depletion and amortization..................     117      98
    Amortization of deferred debt issuance costs..............       3       3
    Deferred income taxes.....................................      14      39
    Gain on sale of assets....................................      (7)     (2)
    Non-cash employee benefit expense.........................       4       4
    Foreign currency transaction gains........................      (4)     (2)
    Change in current assets and liabilities
      Receivables.............................................      (8)    (38)
      Inventories.............................................      (2)    (30)
      Prepaid expenses and other current assets...............     (15)     11
      Accounts payable and accrued liabilities................    (110)    (65)
      Interest payable........................................      (7)     30
      Income taxes............................................              (2)
    Other, net................................................     (12)   (133)
                                                               ---------------
  Net cash used for operating activities......................      (5)    (47)
                                                               ---------------
Cash flows from investing activities
  Property additions..........................................     (52)    (49)
  Proceeds from property and investment
    disposals and sale of businesses..........................      17       4
                                                               ---------------
  Net cash used for investing activities......................     (35)    (45)
                                                               ---------------
Cash flows from financing activities
  Proceeds from long-term debt................................   1,050
  Net borrowings (repayments) under accounts
    receivable securitization programs.......................       (4)      1
  Net borrowings (repayments) of debt........................     (966)    100
  Debt repurchase premiums...................................      (14)
  Preferred dividends paid...................................       (2)
  Proceeds from exercise of stock options....................                6
  Deferred debt issuance costs...............................      (25)     (9)
                                                               ---------------
  Net cash provided by financing activities..................       39      98
                                                               ---------------
Increase (decrease) in cash and cash equivalent..............       (1)      6
Cash and cash equivalents
  Beginning of period........................................       45      24
                                                               ---------------
  End of period                                                $    44   $  30
==============================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Tabular amounts in millions, except share data)

1.  Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2000, (the "SSCC 2000 10-K"), filed March 13, 2001 with the Securities and Exchange Commission.

SSCC owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is the guarantor of the senior indebtedness of JSC(U.S.). JSCE, Inc. has no operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States. Stone has domestic and international operations. On May 31, 2000, the Company, through a subsidiary of Stone, acquired (the "St. Laurent Acquisition") St. Laurent Paperboard Inc. ("St. Laurent").

2.  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  St. Laurent Acquisition

The St. Laurent Acquisition was accounted for as a purchase business combination, and accordingly, the cost to acquire St. Laurent was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $208 million, which is being amortized on a straight-line basis over 40 years.

4.  Exit Liabilities

At December 31, 2000, the Company had $72 million of exit liabilities related to the restructuring of operations in connection with the Stone merger and the St. Laurent Acquisition. During the first quarter, the Company had $8 million of cash disbursements related to these exit liabilities.

5. Long-Term Debt

Bank Credit Facilities
During January 2001, JSC(U.S.) prepaid its $65 million Tranche B term loan balance.

In March 2001, JSC(U.S.) amended its existing credit agreement to (i) permit a $275 million new tranche B term loan, and (ii) waive the requirement to make a $59 million term loan prepayment due March 31, 2001, resulting from excess cash flows generated in 2000.

JSC(U.S.) Accounts Receivable Securitization Program
In March 2001, the JSC(U.S.) Securitization Program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the revolving credit facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan remains outstanding with a February 2002 maturity date, bringing the total program size to $229 million.

Stone Bond Offering
In January 2001, Stone closed on a bond offering to issue $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008. The proceeds of this issuance along with additional borrowings on the revolving credit facility of $34 million were used to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

6. Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at March 31, 2001, is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $108 million and $114 million for the three months ended March 31, 2001 and 2000, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                             ---------------------
                                                                                             2001             2000
                                                                                             ----             ----
Results of operations
   Net sales...............................................................................  $ 154           $ 175
   Cost of sales...........................................................................    136             154
   Income before income taxes, minority interest and extraordinary charges.................      5               8
   Net income..............................................................................      5               7

7. Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Upon the adoption of SFAS No. 133, the Company recorded a pretax cumulative effect of an accounting change gain of approximately $9 million in OCI. During the first quarter of 2001, the fair value of these derivatives decreased by $4 million. The Company reclassified the net $5 million gain to cost of goods sold during the quarter when the hedged items were recognized.

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

Commodity Future Contracts

The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be highly effective at offsetting changes in price movements of the hedged item. As of March 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. The fair value of the Company's futures contracts at March 31, 2001 is not material. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded in earnings.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. The fair value of the Company's foreign currency forward contracts at March 31, 2001 is not material. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded in earnings.

8. Other, Net

The Company completed the sale of its Bathurst, New Brunswick, Canada, sawmill during the first quarter of 2001, resulting in a gain of $6 million, recorded in other, net in the consolidated statements of operations.

9.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                                           Three months ended
                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                             2001              2000
                                                                                            -----             -----
Net income........................................................................          $  15             $  40
Other comprehensive income (loss), net of tax:
  Deferred hedge loss.............................................................             (1)
  Foreign currency translation adjustment.........................................             (1)               (9)
                                                                                            -----             -----
Comprehensive income..............................................................          $  13             $  31
                                                                                            =====             =====

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                          Three months ended
                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                             2001              2000
                                                                                            -----             -----
Numerator:
Income before extraordinary item..................................................          $  19             $  40
Preferred stock dividend..........................................................             (3)
                                                                                            -----             -----
Income available to common shareholders...........................................             16                40

Denominator:
Denominator for basic earnings per share -
    Weighted average shares.......................................................            244               218
  Effect of dilutive securities:
    Employee stock options........................................................              1                 3
                                                                                            -----             -----
  Denominator for diluted earnings per share -
     Adjusted weighted average shares.............................................            245               221
                                                                                            =====             =====

Basic earnings per share before extraordinary item................................          $ .07             $ .18
                                                                                            =====             =====
Diluted earnings per share before extraordinary item..............................          $ .07             $ .18
                                                                                            =====             =====

For the three months ended March 31, 2001, convertible SSCC preferred stock (previously minority interest shares) to acquire three million shares of common stock with an earnings effect of $3 million are excluded from the diluted
earnings per share computation because they are antidilutive.   For the three
months ended March 31, 2000, convertible debt to acquire one million shares of common stock with an earnings effect of $1 million, and three million additional minority interest shares with an earnings effect of $2 million are excluded from the earnings per share calculation because they are antidilutive.

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

Other includes corporate related items and three nonreportable segments, including Specialty Packaging, Reclamation and International. Corporate related items include the elimination of intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

                                                   Container-
                                                     board &
                                                   Corrugated           Consumer
                                                   Containers           Packaging             Other               Total
                                               -----------------   -----------------   -----------------    ---------------
Three months ended March 31,
----------------------------
  2001
  ----
  Revenues from external customers.............           $1,497                $266               $ 420             $2,183
  Intersegment revenues........................               46                   5                  45                 96
  Segment profit (loss)........................              151                  24                (129)                46

  2000
  ----
  Revenues from external customers.............           $1,352                $239               $ 444             $2,035
  Intersegment revenues........................               47                   6                  89                142
  Segment profit (loss)........................              236                  18                (169)                85

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

13.  Subsequent Event

In April 2001, JSC(U.S.) closed on a new $275 million tranche B term loan maturing in March 2007 with a group of financial institutions. The interest rate is, at the option of JSC(U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate is currently LIBOR plus 2%. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $15 million under the JSC(U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include, among others, the following: (i) the impact of general economic conditions in North America and Europe and in other countries in which we and our subsidiaries currently do business; (ii) industry conditions, including competition and product and raw material prices; (iii) fluctuations in exchange rates and currency values; (iv) capital expenditure requirements; (v) legislative or regulatory requirements, particularly concerning environmental matters; (vi) interest rates; and (vii) access to capital markets. Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition.

Results of Operations - First Quarter 2001 Compared to First Quarter 2000


(In millions)                                                                             Three months ended
                                                                                              March  31,
                                                                                       ----------------------------
                                                                                             2001             2000
                                                                                           ------           ------
Net sales
 Containerboard and corrugated containers........................................          $1,497           $1,352
 Consumer packaging..............................................................             266              239
 Other operations................................................................             420              444
                                                                                           ------           ------
   Total.........................................................................          $2,183           $2,035
                                                                                           ======           ======

Profit (loss)
 Containerboard and corrugated containers........................................          $  151           $  236
 Consumer packaging..............................................................              24               18
 Other operations................................................................              27               31
 Corporate related items.........................................................             (38)             (80)
 Restructuring...................................................................                               (6)
                                                                                           ------           ------
   Income from operations........................................................          $  164           $  199
 Interest expense, net...........................................................            (131)            (121)
 Other, net......................................................................              13                7
                                                                                           ------           ------
   Income  before income taxes, minority interest and
    extraordinary item...........................................................          $   46           $   85
                                                                                           ======           ======

Net sales increased 7% due to the St. Laurent Paperboard, Inc. acquisition and higher average sales prices for containerboard and corrugated containers. Sales were negatively impacted by lower volume and the closure of operating facilities. Increased levels of market related downtime at our containerboard and market pulp mills and higher energy cost were the primary reasons for the decrease in income from operations. Corporate related items improved due primarily to lower intercompany profit elimination.

Costs and Expenses
------------------
Cost of goods sold in the Consolidated Statements of Operations increased due primarily to the St. Laurent acquisition. Cost of goods sold as a percent of net sales increased to 83% from 81% last year due primarily to the higher levels of market related downtime taken at the containerboard and market pulp mills, which negatively impacted contribution by $61 million, and higher energy cost of $54 million. Selling and administrative expense as a percent of net sales was 9%, unchanged from last year.

Interest expense, net was higher due to the interest impact of $14 million on higher average borrowings, which was partially offset by the interest impact of $4 million due to lower overall average interest rates.

Other, net improved due to a non-recurring gain of $6 million related to the sale of a sawmill operation.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales
----------------------------------

                                             Container-
                                               board &
                                             Corrugated            Consumer               Other
(In millions)                                Containers            Packaging           Operations              Total
                                         -------------------  -------------------  -------------------  -------------------

Sales price and product mix............               $  58                  $14                 $(44)                $ 28
Sales volume...........................                (116)                  (5)                  26                  (95)
Acquisition............................                 236                   18                                       254
Closed or sold facilities..............                 (33)                                       (6)                 (39)
                                                      -----                  ---                 ----                 ----
 Total increase (decrease).............               $ 145                  $27                 $(24)                $148
                                                      =====                  ===                 ====                 ====

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales increased by 11% due to the St. Laurent acquisition and higher sales prices for containerboard and corrugated containers. On average, corrugated container prices improved by 7% and linerboard prices were higher by 3%. The average sales price of market pulp was 12% lower. The average sales price of kraft paper increased 7% and solid bleached sulfate prices were 2% higher.

Production of containerboard increased 3% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 18% due to the extensive market related downtime taken in 2001 to balance supply with demand. Shipments of corrugated containers were unchanged from last year, but excluding the impact of St. Laurent, shipments would have declined 8% because of impacts from the slowing U.S. economy and our container plant closures. Production of market pulp declined 27% due primarily to market related downtime taken in 2001. Kraft paper production increased 12%. Solid bleached sulfate production increased 56%, again due primarily to the St. Laurent acquisition.

Profits decreased by $85 million to $151 million due to the higher levels of market related downtime taken at our containerboard and market pulp mills and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 82% compared to 75% last year due primarily to the higher levels of market related downtime and higher energy costs.

Consumer Packaging Segment
--------------------------
Net sales increased by 11% due to the St. Laurent acquisition and higher average sales prices. On average, folding carton sales prices were 7% higher, coated boxboard sales prices were 2% higher and uncoated boxboard sales prices were 7% higher. Folding carton shipments decreased 3%. Production of coated boxboard increased 1% and production of uncoated boxboard was 7% lower.

Profits increased $6 million due to the higher sales prices, lower reclaimed fiber cost and the St. Laurent acquisition. Higher energy and conversion costs partially offset the improvement. Cost of goods sold as a percent of net sales decreased to 84% compared to 85% last year due primarily to the higher average sales prices and lower reclaimed fiber cost.

Other Operations
----------------
Net sales for the three months ended March 31, 2001 decreased by 5% and profits decreased by $4 million due primarily to the reclamation operations. Reclamation operations experienced lower sales prices, although volume increased. International results improved due primarily to lower waste paper cost at the mills. Specialty packaging results were comparable to last year.

Statistical Data

(In thousands of tons, except as noted)                                                  Three months ended
                                                                                             March  31,
                                                                                ------------------------------------
                                                                                             2001               2000
                                                                                            -----              -----
Mill production:
       Containerboard.........................................................              1,732              1,681
       Kraft paper............................................................                 83                 74
       Market pulp............................................................                110                151
       Solid bleached sulfate.................................................                 75                 48
       Coated boxboard........................................................                171                169
       Uncoated boxboard......................................................                 41                 44
Corrugated containers sold (billion sq. ft.)..................................               22.9               22.8
Folding cartons sold..........................................................                133                137
Multiwall bags sold...........................................................                 63                 63
Fiber reclaimed and brokered..................................................              1,733              1,701

Acquisition and Restructuring

St. Laurent was acquired on May 31, 2000 and their results of operations have been included in the Consolidated Statements of Operations since the acquisition date. In connection with the St. Laurent acquisition, we recorded exit liabilities of $10 million in 2000. Cash payments for exit liabilities for the three months ended March 31, 2001 were $4 million. Since the acquisition date, through March 31, 2001, we have incurred $7 million (70%) of the planned cash expenditures for the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Targeted synergy savings totaling $50 million are expected to be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions. Through March 2001, annualized merger synergy savings from the St. Laurent acquisition of approximately $36 million have been achieved.

As explained in the Smurfit-Stone 2000 10-K, the restructuring of our operations in connection with the Stone Container merger was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the three months ended March 31, 2001, $4 million of the $18 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the three months ended March 31, 2001, $1,050 million of borrowings and $17 million of proceeds from the sale of assets were used to fund $970 of net debt repayments, $52 million of property additions, $39 million of financing fees, call premiums and other refinancing cost and $5 million of net cash used for operating activities.

In January 2001, Stone Container issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Stone Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $34 million, were used to redeem
(i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002, (ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002, and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. The New Stone Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. Stone Container filed a Registration Statement on Form S-4, dated March 30, 2001 to consummate a registered exchange offer for the New Stone Senior Notes. If, by July 24, 2001, Stone Container does not consummate the registered exchange offer for a series of notes or cause a shelf registration statement with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.

In January 2001, Jefferson Smurfit (U.S.) prepaid its $65 million tranche B term loan balance with borrowings under the revolving credit facility.

In March 2001, the Jefferson Smurfit (U.S.) accounts receivable securitization program was amended to (i) reduce the total program size from $315 million to $229 million, and (ii) extend the final maturity from February 2002 to February 2004.

In March 2001, Jefferson Smurfit (U.S.) amended its existing credit agreement to
(i) permit a $275 million new tranche B term loan, and (ii) waive the requirement to make a $59 million term loan prepayment due March 31, 2001, resulting from excess cash flows generated in 2000.

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million tranche B term loan maturing in March 2007 with a group of financial institutions. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate is currently LIBOR plus 2%. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $15 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by Smurfit-Stone, JSCE, Inc. and certain subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its subsidiaries. The obligations under the Stone Container credit agreement, which provide for the Stone Container revolving credit facility and the Stone Container tranche C, D, E and F term loans, are unconditionally guaranteed by certain subsidiaries of Stone Container, other than subsidiaries acquired or created in connection with the St. Laurent acquisition. The obligations under the Stone credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its subsidiaries, other than the assets acquired in the St. Laurent transaction, and 65% of the stock of Smurfit-Stone Container Canada, Inc. The security interest under the Stone Container credit agreement excludes cash , cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. The tranche G term loan provided to Stone Container under the Stone Container/Smurfit-Stone Container Canada, Inc. credit agreement is unconditionally guaranteed by the U.S. subsidiaries acquired or created in connection with the St. Laurent acquisition and is secured by a security interest in substantially all of the U.S. assets acquired in the St. Laurent acquisition. The tranche H term loan and revolving credit facility provided to Smurfit-Stone Container Canada under the Stone Container/Smurfit-Stone Container Canada credit agreement are unconditionally guaranteed by Stone and the U.S. and Canadian subsidiaries acquired or created in connection with the St. Laurent acquisition and are secured by a security interest in substantially all of the U.S. and Canadian assets acquired in the St. Laurent acquisition.

The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and
(iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. Such restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, expenditures under the Cluster Rule and other capital expenditures. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $390 million. We expect to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2001, Jefferson Smurfit (U.S.) had $391 million of unused borrowing capacity under the Jefferson Smurfit (U.S.) credit agreement and Stone Container had $380 million of unused borrowing capacity under the Stone Container credit agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts that qualify for hedge accounting under Statement of Financial Accounting Standard No. 133. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2001. Issuance of the New Stone Senior Notes and the related debt redemptions did not materially change the composition of our fixed or variable rate debt or our interest rate risk.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of April 30, 2001, we have outstanding futures contracts to hedge approximately 25% to 50% of our expected natural gas requirements for the months of May 2001 through February 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process.

Our principal foreign exchange exposures are the Canadian dollar and the German mark. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. As of March 31, 2001, we have outstanding Canadian dollar forward purchase contracts to hedge approximately 33% of our Canadian dollar requirements for the months of April 2001 through January 2002.

The exchange rate for the Canadian dollar and the German mark as of March 31, 2001 compared to December 31, 2000 weakened against the U.S. dollar by 5.2% and 7.3%, respectively. We recognized foreign currency transaction gains of $4 million for the three months ended March 31, 2001 compared to a gain of $2 million for the same period last year.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)    The following exhibits are included in this Form 10-Q:

10.1 Amendment No. 3 to the Liquidity Agreement, dated as of March 9, 2001, among Jefferson Smurfit Finance Corporation, Bankers Trust Company, as Facility Agent, Jefferson Smurfit Corporation (U.S.), as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks.

10.2 Second Amended and Restated Credit Agreement, dated as of April 27, 2001, among Jefferson Smurfit Corporation (U.S.), Smurfit-Stone Container Corporation, JSCE, Inc. and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as Senior Managing Agents and The Chase Manhattan Bank, as Administrative Agent.

b)    Reports on Form 8-K:

      Smurfit-Stone filed Form 8-K on March 14, 2001 reporting that earnings for the first quarter of 2001 would fall below First Call consensus of $ .15 per share.

      Smurfit-Stone filed Form 8-K on January 19, 2001 announcing that it had entered into an agreement to sell $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008.

      Smurfit-Stone filed Form 8-K on January 17, 2001 regarding plans to sell $500 million of senior notes.

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SMURFIT-STONE CONTAINER CORPORATION
                                    --------------------------------------
                                                 (Registrant)



Date:  May 14, 2001                                /s/   Paul K. Kaufmann
       ------------                             -----------------------------
                                                         Paul K. Kaufmann
                                                       Vice President and
                                                       Corporate Controller
                                                  (Principal Accounting Officer)