Form 10-Q
period 2001-06-30
SMURFIT STONE CONTAINER CORP
filed 2001-08-10
CIK 919226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2001
Commission File Number 0-23876


                      SMURFIT-STONE CONTAINER CORPORATION
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      43-1531401
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              150 North Michigan Avenue, Chicago, Illinois  60601
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (312) 346-6600
              --------------------------------------------------
             (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2001, the registrant had outstanding 243,626,784 shares of common stock, $.01 par value per share.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1. Financial Statements
        --------------------

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three months ended                  Six months ended
                                                                      June 30,                           June 30,
                                                               --------------------------------------------------------
(In millions, except per share data)                             2001         2000                  2001          2000
-----------------------------------------------------------------------------------------------------------------------
Net sales...............................................       $ 2,115      $ 2,191               $ 4,298       $ 4,226
Costs and expenses
  Cost of goods sold....................................         1,756        1,773                 3,574         3,424
  Selling and administrative expenses...................           198          180                   399           359
  Restructuring charges.................................             4           40                     4            46
                                                           ------------------------------------------------------------
    Income from operations..............................           157          198                   321           397
Other income (expense)
  Interest expense, net.................................          (118)        (129)                 (249)         (250)
  Other, net............................................             1                                 14             7
                                                           ------------------------------------------------------------
    Income from continuing operations before income
      taxes, minority interest and extraordinary item...            40           69                    86           154
Provision for income taxes..............................           (23)         (36)                  (50)          (79)
Minority interest expense...............................                         (2)                                 (4)
                                                           ------------------------------------------------------------
    Income from continuing operations before
      extraordinary item................................            17           31                    36            71
Discontinued operations
    Gain on disposition of discontinued operations,
      net of income taxes of $4.........................                          6                                   6
                                                           ------------------------------------------------------------
      Income before extraordinary item..................            17           37                    36            77
Extraordinary item
    Gain (loss) from early extinguishment of debt,
     net of income tax (provision) benefit of $1 and $4
     for the three and six months ended June 30, 2001
     and $0 and ($1) for the three and six months ended
     June 30, 2000, respectively........................            (2)            1                    (6)           1
                                                           ------------------------------------------------------------
    Net income..........................................            15            38                    30           78
  Preferred stock dividends.............................            (3)                                 (6)
                                                           ------------------------------------------------------------
    Net income available to common shareholders.........       $    12      $     38              $     24      $    78
                                                           ------------------------------------------------------------

Basic earnings per common share
  Income from continuing operations before
    extraordinary item..................................       $   .06      $    .14              $    .12      $   .32
  Gain on disposition of discontinued operations........                         .03                                .03
  Extraordinary item....................................          (.01)                               (.02)
                                                           ------------------------------------------------------------
    Net income available to common shareholders.........       $   .05      $    .17              $    .10      $   .35
                                                           ------------------------------------------------------------
Weighted average shares outstanding.....................           244           226                   244          222
                                                           ------------------------------------------------------------

Diluted earnings per common share
  Income from continuing operations before
    extraordinary item..................................       $   .06      $    .14              $    .12      $   .32
  Gain on disposition of discontinued operations........                         .03                                .03
  Extraordinary item....................................          (.01)                               (.02)
                                                           ------------------------------------------------------------
    Net income available to common shareholders.........       $   .05      $    .17              $    .10      $   .35
                                                           ------------------------------------------------------------
Weighted average shares outstanding.....................           245           228                   245          224
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,        December 31,
(In millions, except share data)                                                                  2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                         (Unaudited)
Current assets
  Cash and cash equivalents.........................................................            $     23            $     45
  Receivables, less allowances of $53 in 2001 and 2000..............................                 686                 687
  Inventories
    Work-in-process and finished goods..............................................                 248                 247
    Materials and supplies..........................................................                 456                 509
                                                                                         ------------------------------------
                                                                                                     704                 756
  Refundable income taxes...........................................................                   5                   8
  Deferred income taxes.............................................................                 168                 164
  Prepaid expenses and other current assets.........................................                  67                  60
                                                                                         ------------------------------------
     Total current assets...........................................................               1,653               1,720
Net property, plant and equipment...................................................               5,475               5,609
Timberland, less timber depletion...................................................                  54                  61
Goodwill, less accumulated amortization of $285 in 2001 and $240 in 2000............               3,345               3,368
Investment in equity of non-consolidated affiliates.................................                 178                 176
Other assets........................................................................                 356                 346
                                                                                         ------------------------------------
                                                                                                $ 11,061            $ 11,280
=============================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt..............................................            $    186            $     44
  Accounts payable..................................................................                 606                 694
  Accrued compensation and payroll taxes............................................                 176                 206
  Interest payable..................................................................                  94                  98
  Other current liabilities.........................................................                 219                 208
                                                                                         -------------------------------------
     Total current liabilities......................................................               1,281               1,250
Long-term debt, less current maturities.............................................               5,082               5,298
Other long-term liabilities.........................................................                 938                 957
Deferred income taxes...............................................................               1,226               1,247
Stockholder's equity
  Preferred stock, aggregate liquidation preference of $116;
    25,000,000 shares authorized; 4,599,300 issued and outstanding .................                  75                  73
  Common stock, par value $.01 per share; 400,000,000 shares authorized, 243,626,784
    and 243,567,286 issued and outstanding in 2001 and 2000, respectively...........                   2                   2
  Additional paid-in capital........................................................               3,829               3,828
  Retained earnings (deficit).......................................................              (1,338)             (1,362)
  Accumulated other comprehensive income (loss).....................................                 (34)                (13)
                                                                                         ------------------------------------
     Total stockholders' equity.....................................................               2,534               2,528
                                                                                         ------------------------------------
                                                                                                $ 11,061            $ 11,280
=============================================================================================================================

See notes to consolidated financial statements.

                      SMURFIT-STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six months ended June 30, (in millions)                               2001      2000
-------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income......................................................   $    30   $    78
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Gain on disposition of discontinued operations................                 (10)
   Extraordinary (gain) loss from early extinguishment of debt...        10        (2)
   Depreciation, depletion and amortization......................       237       201
   Amortization of deferred debt issuance costs..................         6         5
   Deferred income taxes.........................................        28        92
   Gain on sale of assets........................................        (9)       (2)
   Non-cash employee benefit expense.............................         5         1
   Foreign currency transaction gains............................        (1)       (1)
   Non-cash restructuring charge.................................         1        32
   Change in current assets and liabilities,
    net of effects from acquisitions and dispositions
     Receivables.................................................        (9)       (1)
     Inventories.................................................        51        24
     Prepaid expenses and other current assets...................        (8)
     Accounts payable and accrued liabilities....................      (114)      (54)
     Interest payable............................................        (6)       (6)
     Income taxes................................................        (2)      (37)
   Other, net....................................................       (31)     (143)
                                                                    -----------------
 Net cash provided by operating activities.......................       188       177
                                                                    -----------------
Cash flows from investing activities
 Property additions..............................................      (101)     (115)
 Proceeds from property and investment
  disposals and sale of businesses...............................        19        67
 Payments on acquisition, net of cash received...................       (16)     (631)
                                                                    -----------------
 Net cash used for investing activities..........................       (98)     (679)
                                                                    -----------------
Cash flows from financing activities
 Proceeds from long-term debt....................................     1,325     1,525
 Net repayments of debt..........................................    (1,380)     (993)
 Net borrowings (repayments) under the accounts
  receivable securitization program..............................       (12)       10
 Debt repurchase premiums........................................       (14)
 Preferred dividends paid........................................        (4)
 Proceeds from exercise of stock options.........................                   6
 Deferred debt issuance costs....................................       (27)      (17)
                                                                    -----------------
 Net cash provided by (used for) financing activities............      (112)      531
                                                                    -----------------
Increase (decrease) in cash and cash equivalents.................       (22)       29
Cash and cash equivalents
 Beginning of period.............................................        45        24
                                                                    -----------------
 End of period...................................................   $    23   $    53
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

3.   St. Laurent Acquisition

The purchase price allocation was completed during the second quarter of 2001. The final allocation resulted in acquired goodwill of approximately $222 million, which is being amortized on a straight-line basis over 40 years. The preliminary allocation was adjusted for the final fixed asset valuations.

4.   Restructuring and Exit Liabilities

The Company recorded a restructuring charge of $4 million during the second quarter of 2001 related to the closure of a boxboard paper machine and related operation and the shutdown of a trucking operation. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 75 employees being terminated. The sales and operating losses of these facilities in 2001 prior to closure were $4 million and $2 million, respectively.

At December 31, 2000, the Company had $72 million of exit liabilities related primarily to the restructuring of operations in connection with the Stone merger and the St. Laurent Acquisition. The Company had $5 million and $13 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2001, respectively.

5.   Long-Term Debt

Bank Credit Facilities
In April 2001, JSC(U.S.) closed on a $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of JSC(U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2% (6.06%) at June 30, 2001. In
May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the JSC(U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

During January 2001, JSC(U.S.) prepaid its $65 million tranche B term loan balance.

An extraordinary loss of $2 million (net of tax of $2 million) was recorded due to the early extinguishment of the $287 million 11.25% senior notes and the $65 million tranche B term loan balance.

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

Stone Bond Offering
In January 2001, Stone closed on a bond offering to issue $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008. The proceeds of this issuance along with additional borrowings on the revolving credit facility of $34 million were used to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

6.  Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at June 30, 2001, is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $117 million for the three months ended June 30, 2001 and 2000, and $225 million and $231 million for the six months ended June 30, 2001 and 2000, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                 Three months ended                Six months ended
                                                                       June 30,                         June 30,
                                                                ------------------------------------------------------
                                                                 2001             2000            2001            2000
                                                                -----            -----           -----           -----
Results of operations
  Net sales...........................................           $ 196           $ 174           $ 350           $ 349
  Cost of sales.......................................             167             154             303             308
  Income before income taxes, minority interest
    and extraordinary charges.........................              10              10              15              18
  Net income..........................................              10              10              15              17

7.   Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of natural gas used in its operations and the movement in the Canadian foreign currency exchange rate.

Commodity Future Contracts
The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. As of June 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the three and six month periods ended June 30, 2001, the Company reclassified a $2 million loss and a $3 million gain, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at June 30, 2001 is a $21 million liability.

The Company recorded a $4 million loss in cost of goods sold on commodity future contracts during the second quarter related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

The cumulative deferred hedge loss is $10 million (net of tax of $7 million) at June 30, 2001. The Company expects to reclassify $9 million into earnings during the next twelve months.

Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. The fair value of the Company's foreign currency forward contracts at June 30, 2001 is not material. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded in earnings. For the three and six month periods ended June 30, 2001, the Company reclassified immaterial amounts in both periods from OCI to cost of goods sold when the hedged items were recognized.

8.   Other, Net

The Company completed the sale of its Bathurst, New Brunswick, Canada, sawmill during the first quarter of 2001, resulting in a gain of $6 million, recorded in other, net in the consolidated statements of operations. An additional $1 million gain was recognized during the second quarter of 2001, related to additional cash proceeds received from the final working capital adjustments.

9.   Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                             Three months ended             Six months ended
                                                                   June 30,                      June 30,
                                                            ----------------------------------------------------
                                                             2001            2000           2001            2000
                                                            -----           -----          -----           -----
Net income........................................          $  15           $  38          $  30           $  78
Other comprehensive income (loss), net of
tax:
  Deferred hedge loss.............................             (9)                           (10)
  Deferred hedge gain.............................              1                              1
  Foreign currency translation adjustment.........            (11)             13            (12)              4
                                                            -----           -----          -----           -----
Comprehensive income (loss).......................          $  (4)          $  51          $   9           $  82
                                                            =====           =====          =====           =====

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three months ended             Six months ended
                                                                   June 30,                      June 30,
                                                            ----------------------------------------------------
Numerator:                                                   2001            2000           2001            2000
                                                            -----           -----          -----           -----
Income from continuing operations before
    extraordinary item............................          $  17           $  31          $  36           $  71
Preferred stock dividends.........................             (3)                            (6)
                                                            -----           -----          -----           -----
Income available to common shareholders...........             14              31             30              71

Denominator:
Denominator for basic earnings per share -
    Weighted average shares.......................            244             226            244             222
  Effect of dilutive securities:
    Employee stock options........................              1               2              1               2
                                                            -----           -----          -----           -----
  Denominator for diluted earnings per share -
    Adjusted weighted average shares..............            245             228            245             224
                                                            =====           =====          =====           =====

Basic earnings per share from continuing
  operations before extraordinary item............          $ .06           $ .14          $ .12           $ .32
                                                            =====           =====          =====           =====
Diluted earnings per share from continuing
  operations before extraordinary item............          $ .06           $ .14          $ .12           $ .32
                                                            =====           =====          =====           =====

For the three and six months ended June 30, 2001, convertible SSCC preferred stock (previously minority interest shares) to acquire three million shares of common stock with an earnings effect of $3 million and $6 million, respectively, are excluded from the diluted earnings per share computation because they are antidilutive. For the three and six months ended June 30, 2000, convertible debt to acquire one million shares of common stock with an earnings effect of $.5 million and $1 million, respectively, and three million additional minority interest shares with an earnings effect of $2 million and $4 million, respectively, are excluded from the earnings per share calculation because they are antidilutive.

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

                                                        Container-
                                                         board &
                                                        Corrugated       Consumer
                                                        Containers       Packaging       Other      Total
                                                        -----------      ---------       -----      ------
Three months ended June 30,
---------------------------
   2001
   ----
   Revenues from external customers.............           $1,467            $261         $ 387     $2,115
   Intersegment revenues........................               36               5            41         82
   Segment profit (loss)........................              165              23          (148)        40

   2000
   ----
   Revenues from external customers.............           $1,472            $260         $ 459     $2,191
   Intersegment revenues........................               41               7            96        144
   Segment profit (loss)........................              214              25          (170)        69

Six months ended June 30,
-------------------------
   2001
   ----
   Revenues from external customers.............           $2,964            $527         $ 807     $4,298
   Intersegment revenues........................               82              10            86        178
   Segment profit (loss)........................              316              47          (277)        86

   2000
   ----
   Revenues from external customers.............           $2,824            $499         $ 903     $4,226
   Intersegment revenues........................               88              13           185        286
   Segment profit (loss)........................              450              43          (339)       154

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include, among others, the following:

 . the impact of general economic conditions in North America and Europe and in other countries in which we and our subsidiaries currently do business;
 . industry conditions, including competition and product and raw material prices;
 . fluctuations in exchange rates and currency values;
 . capital expenditure requirements;
 . legislative or regulatory requirements, particularly concerning environmental matters;
 . interest rates;
 . access to capital markets;
 . fluctuations in energy prices; and
 . obtaining required approval, if any, of debt holders.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any froward-looking statements that have been made after the occurrence of events after the date hereto.

Results of Operations - Second Quarter 2001 Compared to Second Quarter 2000

(In millions)                                                                               Three months ended
                                                                                                  June 30,
                                                                                           ---------------------
                                                                                            2001           2000
                                                                                           ------         ------
Net sales
   Containerboard and corrugated containers...................................             $1,467         $1,472
   Consumer packaging.........................................................                261            260
   Other operations...........................................................                387            459
                                                                                           ------         ------
     Total....................................................................             $2,115         $2,191
                                                                                           ======         ======

Profit (loss)
   Containerboard and corrugated containers...................................             $  165         $  214
   Consumer packaging.........................................................                 23             25
   Other operations...........................................................                 18             25
   Corporate related items....................................................                (45)           (26)
   Restructuring..............................................................                 (4)           (40)
   Interest expense, net......................................................               (118)          (129)
   Other, net.................................................................                  1
                                                                                           ------         ------
     Income from continuing operations before income taxes, minority interest
      and extraordinary item..................................................             $   40         $   69
                                                                                           ======         ======

Net sales decreased 3% due primarily to lower average sales prices for containerboard, corrugated containers, market pulp and reclamation products and the closure of operating facilities. Net sales for St. Laurent Paperboard, Inc., acquired May 31, 2000, partially offset the decreases due to lower sales prices and closures.

Cost of goods sold decreased primarily due to the lower cost of reclaimed fiber. The lower costs were partially offset by higher corrugated container and containerboard production and higher energy costs of $16 million. Cost of goods sold as a percent of net sales increased to 83% from 81% last year primarily due to the lower average sales prices. Selling and administrative expenses were higher due to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to lower average sales prices.

In June 2001, we recorded a $4 million restructuring charge for the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and the shutdown of a trucking operation.

Interest expense, net was lower due to the favorable impact of $13 million from lower overall average interest rates, which was partially offset by the unfavorable impact of $2 million on higher average borrowings.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales

                                             Container-
                                              board &
                                             Corrugated      Consumer         Other
(In millions)                                Containers      Packaging      Operations      Total
                                             ----------      ---------      ----------      -----
Sales price and product mix............          $(82)           $  1           $(97)       $(178)
Sales volume...........................           (55)            (11)            32          (34)
Acquisition............................           151              11                         162
Closed or sold facilities..............           (19)                            (7)         (26)
                                                 ----                           ----        -----
  Total increase (decrease)............          $ (5)           $  1           $(72)       $ (76)
                                                 ====            ====           ====        =====

Containerboard and Corrugated Containers Segment

Net sales declined slightly as a result of lower average sales prices, closures in 2000 of a containerboard mill and converting facilities and, exclusive of the St. Laurent acquisition, lower sales volume for containerboard and corrugated containers. Net sales were favorably impacted by the St. Laurent acquisition. On average, corrugated container prices decreased by 3%; linerboard prices were lower by 5%; market pulp was 37% lower; kraft paper decreased 4% and solid bleached sulfate prices were 1% lower.

Production of containerboard increased 14% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 3% due to the higher market related downtime taken in the second quarter of 2001 to balance supply with demand. Containerboard market related downtime in the second quarter of 2001 was 285,000 tons compared to 186,000 tons last year. Shipments of corrugated containers increased 2% but, excluding the impact of St. Laurent, declined 4% because of impacts from the slowing U.S. economy and our corrugated container plant closures. Production of market pulp declined 4% and kraft paper production decreased 20%. Solid bleached sulfate production increased 38% due primarily to the St. Laurent acquisition.

Profits decreased by $49 million to $165 million due to the lower average sales prices, higher levels of market related downtime taken and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 81% compared to 79% last year due primarily to the lower average sales prices.

Consumer Packaging Segment

Net sales were comparable to last year. Net sales were favorably impacted by the St. Laurent acquisition and by higher average sales prices for folding cartons. Net sales were negatively impacted by lower sales volume for folding cartons. On average, folding carton sales prices were 3% higher, coated boxboard sales prices were 11% lower and uncoated boxboard sales prices were 8% lower. Folding carton shipments decreased 6%. Production of coated boxboard decreased 9% and uncoated boxboard production was 26% lower.

Profits decreased by $2 million due primarily to higher energy and conversion cost. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 84% compared to 83% last year due primarily to the higher energy and conversion cost.

Other Operations

Net sales decreased by 16% and profits decreased by $7 million due primarily to the reclamation operations. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, was weak and sales prices declined. International results improved due primarily to lower reclaimed fiber cost at the mills. Specialty packaging results were lower due to higher converting cost.

Results of Operations - Six Months 2001 Compared to Six Months 2000

(In millions)                                                                      Six months ended
                                                                                       June 30,
                                                                                   ----------------
                                                                                   2001      2000
                                                                                   ------    ------
Net sales
   Containerboard and corrugated containers...................................     $2,964    $2,824
   Consumer packaging.........................................................        527       499
   Other operations...........................................................        807       903
                                                                                   ------    ------
     Total....................................................................     $4,298    $4,226
                                                                                   ======    ======
Profit (loss)
   Containerboard and corrugated containers...................................     $  316     $  450
   Consumer packaging.........................................................         47         43
   Other operations...........................................................         45         56
   Corporate related items....................................................        (83)      (106)
   Restructuring..............................................................         (4)       (46)
   Interest expense, net......................................................       (249)      (250)
   Other, net.................................................................         14          7
                                                                                   ------     ------
     Income from continuing operations before income taxes, minority interest
      and extraordinary item..................................................     $   86     $  154
                                                                                   ======     ======

Net sales increased 2% due primarily to the St. Laurent Paperboard, Inc. acquisition. Sales were negatively impacted by lower average sales prices for market pulp and reclamation products and the closure of operating facilities.

Cost of goods sold increased due primarily to the St. Laurent acquisition and higher energy cost of $45 million. Cost of goods sold was favorably impacted by lower volume and reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 83% from 81% last year due primarily to the lower average sales prices. Selling and administrative expense was higher due to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to lower average sales prices.

Interest expense, net was lower due to the favorable impact of $18 million from lower overall average interest rates, which was partially offset by the unfavorable impact of $17 million on higher average borrowings.

Other, net improved due primarily to a non-recurring gain of $7 million in 2001 related to the sale of a sawmill operation.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales


                                           Container-
                                            board &
                                           Corrugated     Consumer      Other
(In millions)                              Containers    Packaging    Operations    Total
                                           ----------    ---------    ----------    -----
Sales price and product mix............      $ (32)        $ 14         $(144)      $(162)
Sales volume...........................       (163)         (16)           61        (118)
Acquisition............................        387           30                       417
Closed or sold facilities..............        (52)                       (13)        (65)
                                             -----         ----         -----       -----
   Total increase (decrease)...........      $ 140         $ 28         $ (96)      $  72
                                             =====         ====         =====       =====

Containerboard and Corrugated Containers Segment

Net sales increased by 5% due primarily to the St. Laurent acquisition. Net sales were negatively impacted by lower average sales prices and sales volume for market pulp and, excluding the St. Laurent acquisition, lower sales volume for containerboard and corrugated containers. On average, corrugated container prices were higher by 1%, linerboard prices were lower by 1%, and market pulp was 26% lower. The average sales price of kraft paper increased 2% and solid bleached sulfate prices were 1% higher.

Production of containerboard increased 8% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 11% due to the extensive market related downtime taken in 2001 to balance supply with demand. Containerboard market related downtime was 543,000 tons in the first half of 2001 compared to 208,000 tons last year. Shipments of corrugated containers increased 1%, but excluding the impact of St. Laurent, declined 6% because of impacts from the slowing U.S. economy and our corrugated container plant closures. Production of market pulp declined 16% due primarily to market related downtime of 27,000 tons taken in 2001. Kraft paper production decreased 3%. Solid bleached sulfate production increased 46% due primarily to the St. Laurent acquisition.

Profits decreased by $134 million to $316 million due to lower sales volumes and lower average sales prices, the higher levels of market related downtime taken at our containerboard and market pulp mills and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 81% compared to 77% last year due primarily to the higher levels of market related downtime and higher energy costs.

Consumer Packaging Segment

Net sales increased by 6% due primarily to the St. Laurent acquisition and higher average sales prices for folding cartons.Net sales were negatively impacted by lower sales volume for folding cartons. On average, folding carton sales prices were 5% higher, coated boxboard sales prices were 5% lower and uncoated boxboard sales prices were comparable to last year. Folding carton shipments decreased 4%. Production of coated boxboard decreased 4% and uncoated boxboard production was 21% lower.

Profits increased by $4 million due primarily to higher folding carton sales prices and lower reclaimed fiber cost. Higher energy and conversion costs and lower folding carton sales volume partially offset the improvement. Cost of goods sold as a percent of net sales at 84% was comparable to last year.

Other Operations

Net sales decreased by 11% and profits decreased by $9 million due primarily to the reclamation operations. Demand for reclaimed fiber, particularly for OCC was weak and sales prices declined. International results improved due primarily to lower reclaimed fiber cost at the mills. Specialty packaging results were lower due to higher converting cost.

Statistical Data

(In thousands of tons, except as noted)             Three months ended      Six months ended
                                                        June  30,               June  30,
                                                    ------------------      ----------------
                                                    2001         2000       2001       2000
                                                    -----        -----      -----      -----
Mill production
  Containerboard................................    1,753        1,553      3,485      3,234
  Kraft paper...................................       57           71        140        145
  Market pulp...................................      149          156        259        307
  Solid bleached sulfate........................       80           58        155        106
  Coated boxboard...............................      153          169        324        338
  Uncoated boxboard.............................       32           43         69         87
Corrugated containers sold (billion sq. ft.)....     23.3         22.9       46.2       45.7
Folding cartons sold............................      131          139        264        276
Multiwall bags sold.............................       61           61        124        124
Fiber reclaimed and brokered....................    1,650        1,630      3,383      3,331

Acquisition and Restructuring

During the second quarter of 2001, we recorded a pretax restructuring charge of $4 million for the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and the shutdown of a trucking operation. Approximately 75 employees were terminated. None of the expected $2 million cash expenditures related to the closures has been incurred as of June 30, 2001.

In connection with the St. Laurent acquisition on May 31, 2000, we recorded exit liabilities of $12 million. Cash payments for exit liabilities for the six months ended June 30, 2001 were $4 million. Since the acquisition date, through June 30, 2001, we have incurred $7 million (58%) of the planned cash expenditures, including the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Targeted synergy savings from the St. Laurent acquisition totaling $50 million per year were expected to be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions. Through June 2001, annualized merger synergy savings of approximately $57 million have been achieved.

As explained in the Smurfit-Stone Container 2000 10-K, the restructuring of our operations in connection with the merger with Stone Container was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the six months ended June 30, 2001, $8 million of the $18 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the six months ended June 30, 2001, $1,325 million of borrowings, $188 million of net cash provided by operating activities, available cash of $22 million and $19 million of proceeds from the sale of assets were used to fund $1,392 of net debt repayments, $101 million of property additions, $41 million of financing fees, call premiums and other refinancing costs, $16 million for the acquisition of a multiwall bag packaging facility and $4 million of preferred dividends.

In January 2001, Stone Container issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Stone Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $34 million, were used to redeem
(i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002, (ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002, and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. Stone Container commenced a registered exchange offer for the New Stone Senior Notes on June 13, 2001. On July 13, 2001, Stone Container completed the exchange of substantially all of the New Stone Senior Notes for a like amount of senior notes which have been registered under the Securities Act of 1933. Stone Container did not receive any proceeds from the exchange offer.

In January 2001, Jefferson Smurfit (U.S.) prepaid its $65 million tranche B term loan balance with borrowings under the revolving credit facility.

In March 2001, the Jefferson Smurfit (U.S.) Securitization Program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the revolving credit facility from $300 million to $214 million and
(ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan remains outstanding with a February 2002 maturity date, bringing the total program size to $229 million.

In March 2001, Jefferson Smurfit (U.S.) amended its existing credit agreement to
(i) permit a $275 million new tranche B term loan, and (ii) waive the requirement to make a $59 million term loan prepayment due March 31, 2001, resulting from excess cash flows generated in 2000.

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or
(ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2% (6.06%) at June 30, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by Smurfit-Stone, JSCE, Inc. and certain subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its subsidiaries. The obligations under the Stone Container credit agreement, which provide for the Stone Container revolving credit facility and the Stone Container tranche C, D, E and F term loans, are unconditionally guaranteed by certain subsidiaries of Stone Container, other than subsidiaries acquired or created in connection with the St. Laurent acquisition. The obligations under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its U.S. subsidiaries, other than the assets acquired in the St. Laurent transaction, and 65% of the stock of Smurfit-Stone Container Canada, Inc. The security interest under the Stone Container credit agreement excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. The tranche G term loan provided to Stone Container under the Stone Container/Smurfit-Stone Container Canada, Inc. credit agreement is unconditionally guaranteed by the U.S. subsidiaries acquired or created in connection with the St. Laurent acquisition and is secured by a security interest in substantially all of the U.S. assets acquired in the St. Laurent acquisition. The tranche H term loan and revolving credit facility provided to Smurfit-Stone Container Canada under the Stone Container/Smurfit-Stone Container Canada, Inc. credit agreement are unconditionally guaranteed by Stone Container and the U.S. and Canadian subsidiaries acquired or created in connection with the St. Laurent acquisition and are secured by a security interest in substantially all of the U.S. and Canadian assets acquired in the St. Laurent acquisition.

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

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, preferred stock dividends, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the last six months of 2001 and for 2002 total $25 million and $207 million, respectively, with increasing amounts thereafter. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $390 million. We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2001, Jefferson Smurfit (U.S.) had $382 million of unused borrowing capacity under the Jefferson Smurfit (U.S.) credit agreement and Stone Container had $489 million of unused borrowing capacity under the Stone Container credit agreements.

Prospective Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $91 million per year ($ .37 per share). During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts that qualify for hedge accounting under Statement of Financial Accounting Standard No. 133. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2001. Issuance of the New Senior Notes and the related debt redemptions did not materially change the composition of our fixed and variable rate debt or our interest rate risk.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2001, we have futures contracts to hedge approximately 90% to 100% of our expected natural gas requirements for the months of July 2001 through December 2001. We have futures contracts to hedge approximately 20% to 50% of our expected natural gas requirements for the months of January 2002 through October 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increase in energy cost discussed in Part 1, Item 2 above includes the impact of the natural gas futures contracts.

Our principal foreign exchange exposures are the Canadian dollar and the German mark. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. As of June 30, 2001, we have Canadian dollar forward purchase contracts to hedge approximately 33% of our Canadian dollar requirements for the months of July 2001 through January 2002.

The exchange rate for the Canadian dollar and the German mark as of June 30, 2001 compared to December 31, 2000 weakened against the U.S. dollar by 1.2% and 10.8%, respectively. We recognized foreign currency transaction gains of $1 million for the six months ended June 30, 2001 and for the same period last year.


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings

In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. On February 24, 2001, Stone Container entered into a tolling agreement with the EPA that deferred prosecution of this matter until July 2, 2001. On July 2, 2001, Stone Container and the EPA entered into a second tolling agreement deferring prosecution of this matter until January 4, 2002.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Registrant's Annual Meeting of Stockholders was held on May 17, 2001. At the meeting, stockholders voted on (i) the election of ten directors for terms of office expiring at the Annual Meeting of Stockholders in 2002 (ii) an amendment to the 1998 Long-term Incentive Plan and (iii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2001. Voting on each matter was as follows:

                                                                               Withheld/
                                            Votes For       Votes Against      Absentions
                                           -----------      -------------      ----------
1. Election of Directors
     Leigh J. Abramson                     220,871,399                  0       1,933,451
     Ray M. Curran                         220,226,047                  0       2,578,803
     Alan E. Goldberg                      220,747,848                  0       2,057,002
     Howard E. Kilroy                      220,241,637                  0       2,563,213
     James J. O'Connor                     220,913,683                  0       1,891,167
     Jerry K. Pearlman                     220,903,873                  0       1,900,977
     Thomas A. Reynolds, III               220,156,578                  0       2,648,272
     Anthony P. J. Smurfit                 220,211,259                  0       2,593,591
     Dermot F. Smurfit                     220,208,702                  0       2,596,148
     Michael W. J. Smurfit                 220,212,144                  0       2,592,706

2. Amendment of the 1998 Long-term
   Incentive Plan                          214,756,569          6,156,975         501,281

3. Ratification of Auditors                221,763,247            877,112         164,491

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a) The following exhibits are included in this Form 10-Q:

   10.1 Second Amendment to Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan.

b) Reports on Form 8-K:

   There were no Form 8-K filings during the three months ended June 30, 2001.

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SMURFIT-STONE CONTAINER CORPORATION
                                        --------------------------------------
                                           (Registrant)



Date:  August 10, 2001                          /s/  Paul K. Kaufmann
       ---------------                    ------------------------------------
                                                     Paul K. Kaufmann
                                                    Vice President and
                                                   Corporate Controller
                                              (Principal Accounting Officer)