Form 10-Q
period 2001-09-30
SMURFIT STONE CONTAINER CORP
filed 2001-11-13
CIK 919226

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

For Quarter Ended September 30, 2001
Commission File Number 0-23876


                       SMURFIT-STONE CONTAINER CORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       43-1531401
-------------------------------                    ------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               150 North Michigan Avenue, Chicago, Illinois 60601
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (312) 346-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


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

     As of September 30, 2001, the registrant had outstanding 243,895,996 shares of common stock, $.01 par value per share.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------

                       SMURFIT-STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three months ended   Nine months ended
                                                                                      September 30,       September 30,
                                                                                  ------------------------------------------
(In millions, except per share data)                                                  2001     2000        2001      2000
----------------------------------------------------------------------------------------------------------------------------
Net sales ......................................................................  $  2,088  $ 2,328     $ 6,386   $ 6,554
Cost of goods sold .............................................................     1,722    1,849       5,296     5,273
Selling and administrative expenses ............................................       199      196         598       555
Restructuring charges ..........................................................         1        6           5        52
Gain on sale of assets .........................................................                 (1)         (9)       (3)
                                                                                  ------------------------------------------
        Income from operations .................................................       166      278         496       677
Other income (expense)
     Interest expense, net .....................................................      (109)    (142)       (358)     (392)
     Other, net ................................................................         5       15          10        20
                                                                                  ------------------------------------------
        Income from continuing operations before
           income taxes, minority interest and extraordinary item ..............        62      151         148       305
Provision for income taxes .....................................................       (32)     (69)        (82)     (148)
Minority interest expense ......................................................                 (3)                   (7)
                                                                                  ------------------------------------------
        Income from continuing operations before extraordinary item.............        30       79          66       150
Discontinued operations
        Gain on disposition of discontinued operations,
           net of income taxes of $4 ...........................................                                        6
                                                                                  ------------------------------------------
           Income before extraordinary item ....................................        30       79          66       156
Extraordinary item
        Gain (loss) from early extinguishment of debt, net of income tax benefit of $4 for the nine months ended September 30,
          2001 and $0 for the nine months ended
          September 30, 2000 ...................................................                             (6)        1
                                                                                  ------------------------------------------
          Net income ...........................................................        30       79          60       157
Preferred stock dividends ......................................................        (2)                  (8)
                                                                                  ------------------------------------------
          Net income available to common shareholders ..........................  $     28  $    79     $    52   $   157
                                                                                  ------------------------------------------

Basic earnings per common share
     Income from continuing operations before extraordinary item ...............  $    .11      .32         .24       .66
     Gain on disposition of discontinued operations ............................                                      .03
     Extraordinary item ........................................................                           (.03)
                                                                                  ------------------------------------------
        Net income available to common shareholders ............................  $    .11  $   .32     $   .21   $   .69
                                                                                  ------------------------------------------
Weighted average shares outstanding ............................................       244      244         244       229
                                                                                  ------------------------------------------

Diluted earnings per common share
     Income from continuing operations before extraordinary item ...............  $    .11  $   .32     $   .24   $   .65
     Gain on disposition of discontinued operations ............................                                      .03
     Extraordinary item ........................................................                           (.03)
                                                                                  ------------------------------------------
        Net income available to common shareholders ............................  $    .11  $   .32     $   .21   $   .68
                                                                                  ------------------------------------------
Weighted average shares outstanding ............................................       246      244         245       231
----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                         SMURFIT-STONE CONTAINER CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                                               September 30,  December 31,
(In millions, except share data)                                                   2001           2000
----------------------------------------------------------------------------------------------------------
Assets                                                                          (Unaudited)
Current assets
   Cash and cash equivalents ................................................     $       20  $         45
   Receivables, less allowances of $52 in 2001 and $53 in 2000 ..............            708           687
   Inventories
    Work-in-process and finished goods ......................................            232           247
    Materials and supplies ..................................................            456           509
                                                                               ---------------------------
                                                                                         688           756
   Refundable income taxes ..................................................              3             8
   Deferred income taxes ....................................................            170           164
   Prepaid expenses and other current assets ................................             69            60
                                                                               ---------------------------
      Total current assets ..................................................          1,658         1,720
Net property, plant and equipment ...........................................          5,417         5,609
Timberland, less timber depletion ...........................................             50            61
Goodwill, less accumulated amortization of $308 in 2001 and $240 in 2000 ....          3,323         3,368
Investment in equity of non-consolidated affiliates .........................            179           176
Other assets ................................................................            347           346
                                                                               ---------------------------
                                                                               $      10,974  $     11,280
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
   Current maturities of long-term debt .....................................  $         180  $         44
   Accounts payable .........................................................            601           694
   Accrued compensation and payroll taxes ...................................            207           206
   Interest payable .........................................................             73            98
   Other current liabilities ................................................            219           208
                                                                               ---------------------------
      Total current liabilities .............................................          1,280         1,250
 Long-term debt, less current maturities ....................................          4,961         5,298
 Other long-term liabilities ................................................            924           957
 Deferred income taxes ......................................................          1,241         1,247
 Stockholders' equity
   Preferred stock, aggregate liquidation preference of $116;
    25,000,000 shares authorized; 4,599,300 issued and outstanding ..........             75            73
   Common stock, par value $.01 per share; 400,000,000 shares authorized, 243,895,996 and 243,567,286 issued
    and outstanding in 2001 and 2000, respectively ..........................              2             2
   Additional paid-in capital ...............................................          3,833         3,828
   Retained earnings (deficit) ..............................................         (1,310)       (1,362)
   Accumulated other comprehensive income (loss).............................            (32)          (13)
                                                                               ---------------------------
      Total stockholders' equity ............................................          2,568         2,528
                                                                               ---------------------------
                                                                               $      10,974  $     11,280
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  SMURFIT-STONE CONTAINER CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

Nine months ended September 30, (In millions)                                   2001      2000
----------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income ..............................................................   $    60    $   157
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Gain on disposition of discontinued operations ........................                  (10)
    Extraordinary (gain) loss from early extinguishment of debt ...........        10         (1)
    Depreciation, depletion and amortization ..............................       356        318
    Amortization of deferred debt issuance costs ..........................         9          8
    Deferred income taxes .................................................        62        148
    Gain on sale of assets ................................................        (9)        (3)
    Non-cash employee benefit income ......................................        (3)       (11)
    Foreign currency transaction gains ....................................        (2)
    Non-cash restructuring charge .........................................         1         32
    Change in current assets and liabilities,
      net of effects from acquisitions and dispositions
        Receivables .......................................................       (20)        34
        Inventories .......................................................        68         43
        Prepaid expenses and other current assets .........................        (7)        20
        Accounts payable and accrued liabilities ..........................      (106)       (72)
        Interest payable ..................................................       (25)        29
        Income taxes ......................................................       (20)       (42)
     Other, net ...........................................................       (32)      (139)
                                                                              ----------------------
Net cash provided by operating activities .................................       342        511
                                                                              ----------------------
Cash flows from investing activities
  Property additions ......................................................      (139)      (228)
  Proceeds from property and investment
    disposals and sale of businesses ......................................        27         69
  Payments on acquisitions, net of cash received ..........................       (16)      (631)
                                                                              ----------------------
  Net cash used for investing activities ..................................      (128)      (790)
                                                                              ----------------------
Cash flows from financing activities
  Proceeds from long-term debt ............................................     1,325      1,525
  Net repayments of debt ..................................................    (1,510)    (1,205)
  Net borrowings (repayments) under the accounts
    receivable securitization program .....................................       (11)         3
  Debt repurchase premiums ................................................       (14)
  Preferred dividends paid ................................................        (6)
  Proceeds from exercise of stock options .................................         4          6
  Deferred debt issuance costs ............................................       (27)       (17)
                                                                              ----------------------
  Net cash provided by (used for) financing activities ....................      (239)       312
                                                                              ----------------------
  Effect of exchange rate changes on cash .................................                   (2)
Increase (decrease) in cash and cash equivalents ..........................       (25)        31
Cash and cash equivalents
  Beginning of period .....................................................        45         24
                                                                              ----------------------
  End of Period ...........................................................   $    20         55
                                                                              ----------------------
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Tabular amounts in millions, except share data)


1.   Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2000, filed March 13, 2001 with the Securities and Exchange Commission.

SSCC owns 100% of the common equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is the guarantor of the senior indebtedness of JSC(U.S.). JSCE, Inc. has no operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States. Stone has domestic and international operations. On May 31, 2000, the Company, through a subsidiary of Stone, acquired St. Laurent Paperboard Inc. (the "St. Laurent Acquisition").

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

4.   Restructuring and Exit Liabilities

The Company recorded a restructuring charge of $1 million during the third quarter of 2001 related to the closure of a sawmill. This charge related primarily to the non-cash write-down of assets to their estimated fair value less cost to sell.

During the second quarter of 2001, the Company recorded a restructuring charge of $4 million related to the closure of a boxboard paper machine and related operation and the shutdown of a trucking operation. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 75 employees being terminated. The sales and operating losses of these facilities in 2001 prior to closure were $4 million and $2 million, respectively.

At December 31, 2000, the Company had $72 million of exit liabilities related primarily to the restructuring of operations in connection with the Stone merger and the St. Laurent Acquisition. The Company had $3 million and $16 million of cash disbursements related to prior year and current year exit liabilities for the three and nine months ended September 30, 2001, respectively.

5.   Long-Term Debt

Bank Credit Facilities

In April 2001, JSC(U.S.) closed on a $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of JSC(U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2.25% (5.88%) at September 30, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the JSC(U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

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

Stone Bond Offering

In January 2001, Stone closed on a bond offering to issue $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008. The proceeds of this issuance along with additional borrowings on the revolving credit facility of $32 million were used to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

6.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at September 30, 2001, is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $112 million and $118 million for the three months ended September 30, 2001 and 2000, respectively, and $337 million and $349 million for the nine months ended September 30, 2001 and 2000, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                           Three months ended      Nine months ended
                                                              September 30,          September 30,
                                                          --------------------     -----------------
                                                           2001         2000        2001      2000
                                                          ------       ------      ------    ------
Results of operations

   Net sales ..........................................   $  168       $  171      $  518    $  520
   Cost of sales ......................................      153          149         456       457
   Income before income taxes, minority interest and
     extraordinary charges ............................       11           10          26        28

   Net income .........................................       11            9          26        26

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

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates.

Commodity Future Contracts

The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. As of September 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the three and nine month periods ended September 30, 2001, the Company reclassified a $10 million loss and a $7 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at September 30, 2001 is a $27 million liability.

For the three and nine months ended September 30, 2001, the Company recorded a $1 million loss and $5 million loss, respectively, in cost of goods sold on commodity future contracts outstanding as of September 30, 2001, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. The fair value of the Company's foreign currency forward contracts at September 30, 2001 is a $4 million liability. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded in earnings.

The cumulative deferred hedge loss on all commodity and foreign currency contracts is $16 million (net of tax of $10 million) at September 30, 2001. The Company expects to reclassify $15 million into earnings during the next twelve months.

8.   Other Items

The Company completed the sale of its Bathurst, New Brunswick, Canada, sawmill during the first quarter of 2001, resulting in a gain on sale of assets of $6 million. An additional $1 million gain was recognized during the second quarter of 2001, related to additional cash proceeds received from the final working capital adjustments.

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

9.   Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                            Three months ended           Nine months ended
                                                               September 30,               September 30,
                                                           ---------------------------------------------------
                                                            2001          2000           2001           2000
                                                            ----          ----           ----           ----
  Net income ..........................................    $   30        $   79        $    60        $    157
  Other comprehensive income (loss), net of tax:
    Deferred hedge loss, net ..........................        (7)                         (16)
    Foreign currency translation adjustment ...........         9           (18)            (3)            (15)
                                                           ------        ------        -------        --------
  Comprehensive income ................................    $   32        $   61        $    41        $    142
                                                           ======        ======        =======        ========

10.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three months ended           Nine months ended
                                                                September 30,               September 30,
                                                           ----------------------------------------------------
Numerator:                                                   2001         2000            2001          2000
                                                             ----         ----            ----          ----
Income from continuing operations before
    extraordinary item .................................   $     30     $     79        $     66      $    150
Preferred stock dividends ..............................         (2)                          (8)
                                                           --------     --------        --------      --------
Income available to common shareholders ................         28           79              58           150

Denominator:
Denominator for basic earnings per share -
    Weighted average shares ............................        244          244             244           229
  Effect of dilutive securities:
    Employee stock options .............................          2                            1             2
                                                           --------     --------        --------      --------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares ...................        246          244             245           231
                                                           ========     ========        ========      ========

Basic earnings per share from continuing operations
    before extraordinary item ..........................   $    .11     $    .32        $    .24      $    .66
                                                           ========     ========        ========      ========
Diluted earnings per share from continuing
    operations before extraordinary item ...............   $    .11     $    .32        $    .24      $    .65
                                                           ========     ========        ========      ========

For the three and nine months ended September 30, 2001, convertible SSCC preferred stock (previously minority interest shares) to acquire three million shares of common stock with an earnings effect of $3 million and $8 million, respectively, are excluded from the diluted earnings per share computation because they are antidilutive. For the three and nine months ended September 30, 2000, convertible debt to acquire one million shares of common stock with an earnings effect of $.5 million and $1.5 million, respectively, and three million additional minority interest shares with an earnings effect of $2 million and $6 million, respectively, are excluded from the earnings per share calculation because they are antidilutive.

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

                                                     Container-
                                                       board &
                                                     Corrugated      Consumer
                                                     Containers      Packaging    Other         Total
                                                     ----------      ---------  ----------    ----------
Three months ended September 30,
--------------------------------
    2001
    ----
    Revenues from external customers ........        $    1,430      $     269  $      389    $    2,088
    Intersegment revenues ...................                46              8          47           101
    Segment profit (loss) ...................               169             24        (131)           62

    2000
    ----
    Revenues from external customers ........        $    1,607      $     289  $      432    $    2,328
    Intersegment revenues ...................                48              7          72           127
    Segment profit (loss) ...................               269             29        (147)          151

Nine months ended September 30,
-------------------------------
    2001
    ----
    Revenues from external customers ........        $    4,394      $     796  $    1,196    $    6,386
    Intersegment revenues ...................               128             18         133           279
    Segment profit (loss) ...................               485             71        (408)          148

    2000
    ----
    Revenues from external customers ........        $    4,431      $     788  $    1,335    $    6,554
    Intersegment revenues ...................               136             20         257           413
    Segment profit (loss) ...................               719             72        (486)          305

12.  Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties, the uncertainty due to the joint and several nature of the Company's liabilities and experience regarding similar matters.

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

13.  Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $91 million per year ($.37 per share). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

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

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made after the occurrence of events after the date hereto.

Results of Operations - Third Quarter 2001 Compared to Third Quarter 2000

(In millions)                                                                          Three months ended
                                                                                          September 30,
                                                                                     ------------------------
                                                                                       2001            2000
                                                                                     -------          -------
Net sales
    Containerboard and corrugated containers ...................................     $ 1,430          $ 1,607
    Consumer packaging .........................................................         269              289
    Other operations ...........................................................         389              432
                                                                                     -------          -------
      Total ....................................................................     $ 2,088          $ 2,328
                                                                                     =======          =======

Profit (loss)
    Containerboard and corrugated containers ...................................     $   169          $   269
    Consumer packaging .........................................................          24               29
    Other operations ...........................................................          21               23
    Corporate related items ....................................................         (47)             (38)
    Gain on sale of assets .....................................................                            1
    Restructuring ..............................................................          (1)              (6)
    Interest expense, net ......................................................        (109)            (142)
    Other, net .................................................................           5               15
                                                                                     -------          -------
      Income from continuing operations before income taxes, minority interest
       and extraordinary item ..................................................     $    62          $   151
                                                                                     =======          =======

Net sales decreased 10% due primarily to lower average sales prices and sales volumes for containerboard and corrugated containers and lower average sales prices for market pulp and reclamation products.

Cost of goods sold decreased primarily due to the lower sales volumes and lower cost of reclaimed fiber. Cost of goods sold as a percent of net sales increased to 82% from 79% last year primarily due to the lower average sales prices. Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to lower average sales prices.

Interest expense, net was lower due to the favorable impact of $23 million from lower overall average interest rates and $10 million on lower average borrowings.

Other, net for the 2000 period included a $12.5 million pretax gain related to the proceeds received from the redemption of convertible preferred stock of Four M Corporation that Stone Container received in connection with the consummation of the Florida Coast Paper Company reorganization plan.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales
-----------------------------------

                                               Container-
                                                 board &
                                               Corrugated         Consumer         Other
(In millions)                                  Containers        Packaging       Operations         Total
                                               ----------        ---------       ----------         -----
Sales price and product mix ..................    $(112)           $   1            $ (46)          $(157)
Sales volume .................................      (49)             (21)              (5)            (75)
Acquisition ..................................                                         15              15
Closed or sold facilities ....................      (16)                               (7)            (23)
                                                  -----            -----            -----           -----
    Total ....................................    $(177)           $ (20)           $ (43)          $(240)
                                                  =====            =====            =====           =====

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales declined 11% as a result of lower average sales prices for containerboard, market pulp and corrugated containers and lower sales volume for containerboard and corrugated containers. On average, corrugated container prices decreased by 5%; linerboard prices were lower by 7%; market pulp was 40% lower; kraft paper decreased 6% and solid bleached sulfate prices were 2% lower.

Containerboard market related downtime in the third quarter of 2001 was 229,000 tons compared to 291,000 tons last year, however production of containerboard decreased by 1% due to higher levels of maintenance downtime and lower productivity. Shipments of corrugated containers decreased 3% because of impacts from the slowing U.S. economy and our corrugated container plant closures. Production of market pulp declined 1%, while kraft paper production increased 12%. Solid bleached sulfate production increased 1%.

Profits decreased by $100 million due primarily to the lower average sales prices. Profits were favorably impacted by lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 81% compared to 75% last year due primarily to the lower average sales prices.

Consumer Packaging Segment
--------------------------
Net sales decreased by 7% due primarily to lower sales volume for folding cartons. Folding carton shipments decreased by 8%. Production of coated boxboard decreased by 1% and uncoated boxboard, excluding the closure of our Los Angeles boxboard machine, was 3% lower. On average, folding carton sales prices were 2% higher, while coated boxboard sales prices were 6% lower and uncoated boxboard sales prices were 12% lower.

Profits decreased by $5 million due primarily to the lower sales volume for folding cartons and higher energy cost. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales decreased to 83% from 84% last year due primarily to the higher folding carton sales prices and the lower reclaimed fiber cost.

Other Operations
----------------
Net sales decreased by 10% and profits decreased by $2 million due primarily to the reclamation operations. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, was weak and sales prices declined. International results were less favorable due primarily to lower average sales prices for containerboard and corrugated containers. Specialty Packaging results were less favorable due to lower volume in the tube and partition operations. Specialty Packaging acquired a multiwall bag packaging facility in 2001.

Results of Operations - Nine Months 2001 Compared to Nine Months 2000

(In millions)                                                                             Nine months ended
                                                                                              September 30,
                                                                                       ------------------------
                                                                                        2001             2000
                                                                                       -------          -------
Net sales
    Containerboard and corrugated containers ...................................       $ 4,394          $ 4,431
    Consumer packaging .........................................................           796              788
    Other operations ...........................................................         1,196            1,335
                                                                                       -------          -------
      Total ....................................................................       $ 6,386          $ 6,554
                                                                                       =======          =======

Profit (loss)
    Containerboard and corrugated containers ...................................       $   485          $   719
    Consumer packaging .........................................................            71               72
    Other operations ...........................................................            66               79
    Corporate related items ....................................................          (130)            (144)
    Gain on sale of assets .....................................................             9                3
    Restructuring ..............................................................            (5)             (52)
    Interest expense, net ......................................................          (358)            (392)
    Other, net .................................................................            10               20
                                                                                       -------          -------
      Income from continuing operations before income taxes, minority interest
       and extraordinary item ..................................................       $   148          $   305
                                                                                       =======          =======

Net sales decreased 3% due primarily to lower average sales prices and sales volumes for containerboard, corrugated containers and market pulp, lower average sales prices for reclamation products and the closure of operating facilities. Net sales were favorably impacted by the St. Laurent acquisition.

Cost of goods sold increased slightly due primarily to the St. Laurent acquisition and higher energy cost of $76 million. Cost of goods sold was favorably impacted by lower volume and lower reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 83% from 80% last year due primarily to the lower average sales prices. Selling and administrative expense was higher due to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to lower average sales prices.

Gain on sale of assets included a gain of $7 million in 2001 related to the sale of a sawmill operation.

During 2001, we recorded restructuring charges of $5 million for the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and the shutdown of a trucking operation and a sawmill operation.

Other, net for the 2000 period included a $12.5 million pretax gain related to the proceeds received from the redemption of convertible preferred stock of Four M Corporation that Stone Container received in connection with the consummation of the Florida Coast Paper Company reorganization plan.

Interest expense, net was lower due to the favorable impact of $41 million from lower overall average interest rates, which was partially offset by the unfavorable impact of $7 million on higher average borrowings.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales
-----------------------------------

                                               Container-
                                                 board &
                                               Corrugated        Consumer          Other
(In millions)                                  Containers       Packaging        Operations        Total
                                               ----------       ----------       ----------        -----
Sales price and product mix .................   $(134)           $  18            $(174)           $(290)
Sales volume ................................    (222)             (40)              40             (222)
Acquisitions ................................     387               30               15              432
Closed or sold facilities ...................     (68)                              (20)             (88)
                                                -----            -----            -----            -----
    Total ...................................   $ (37)           $   8            $(139)           $(168)
                                                =====            =====            =====            =====

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales decreased by 1% due primarily to lower average sales prices and sales volume for market pulp and, excluding the St. Laurent acquisition, lower sales volume for containerboard and corrugated containers. On average, corrugated container prices were lower by 1%, linerboard prices were lower by 3%, and market pulp prices were 31% lower. The average sales price of kraft paper decreased 1%. Solid bleached sulfate average sales prices were comparable to last year.

Production of containerboard increased 5% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 7% due to the extensive market related downtime taken in 2001 to balance supply with demand. Containerboard market related downtime was 773,000 tons in 2001 compared to 499,000 tons last year. Shipments of corrugated containers were comparable to last year, but, excluding the impact of St. Laurent, declined 5% because of impacts from the slowing U.S. economy and our corrugated container plant closures. Production of market pulp declined 11% due primarily to market related downtime of 27,000 tons taken in the first quarter of 2001. Kraft paper production increased 2%. Solid bleached sulfate production increased 27% due primarily to the St. Laurent acquisition.

Profits decreased $234 million due to lower sales volumes and lower average sales prices for corrugated containers and containerboard, the higher levels of market related downtime taken at our containerboard and market pulp mills and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 81% compared to 76% last year due primarily to the lower sales prices, higher levels of market related downtime and higher energy costs.

Consumer Packaging Segment
--------------------------
Net sales increased by 1% due primarily to the St. Laurent acquisition and higher average sales prices for folding cartons. Net sales were negatively impacted by lower sales volume for folding cartons. On average, folding carton sales prices were 4% higher, while coated boxboard sales prices were 5% lower and uncoated boxboard sales prices were 3% lower compared to last year. Folding carton shipments decreased 6%. Production of coated boxboard decreased 3% and uncoated boxboard production, excluding the closure of the Los Angeles boxboard machine, was 7% lower.

Profits decreased by $1 million due primarily to the lower sales volume for folding cartons and higher energy cost. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber cost. Cost of goods sold as a percent of net sales decreased to 83% from 84% last year due primarily to the higher average sales prices for folding cartons and the lower reclaimed fiber cost.

Other Operations
----------------

Net sales decreased by 10% and profits decreased by $13 million due primarily to the reclamation operations. Demand for reclaimed fiber, particularly for OCC was weak and sales prices declined. International results improved due primarily to lower reclaimed fiber cost at the mills. Specialty packaging results were less favorable due to lower volume in the tube and partition operations.

Statistical Data

(In thousands of tons, except as noted)                    Three months ended          Nine months ended
                                                             September  30,              September  30,
                                                          --------------------        --------------------
                                                          2001            2000        2001            2000
                                                          ----            ----        ----            ----
Mill production
    Containerboard ..................................    1,803           1,821       5,288           5,055
    Kraft paper .....................................       82              73         222             218
    Market pulp .....................................      143             145         402             452
    Solid bleached sulfate ..........................       80              79         235             185
    Coated boxboard .................................      163             166         487             504
    Uncoated boxboard ...............................       31              44         100             131
Corrugated containers sold (billion sq. ft.) ........     22.9            23.7        69.1            69.4
Folding cartons sold ................................      135             146         399             422
Multiwall bags sold .................................       67              61         191             185
Fiber reclaimed and brokered ........................    1,642           1,705       5,025           5,036

Acquisition and Restructuring

During 2001, we recorded pretax restructuring charges of $5 million for the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and the shutdown of a trucking operation and a sawmill operation. Approximately 75 employees were terminated. As of September 30, 2001, $1 million of the expected $2 million cash expenditures related to the closure were incurred.

In connection with the St. Laurent acquisition on May 31, 2000, we recorded exit liabilities of $12 million. Cash payments for exit liabilities for the nine months ended September 30, 2001 were $5 million. Since the acquisition date, through September 30, 2001, we have incurred $8 million (67%) of the planned cash expenditures, including the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Targeted synergy savings from the St. Laurent acquisition totaling $50 million per year were expected to be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions. Through September 2001, annualized merger synergy savings of approximately $60 million have been achieved.

As explained in our Annual Report on Form 10-K for the year ending December 31, 2000, the restructuring of our operations in connection with the merger with Stone Container was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the nine months ended September 30, 2001, $11 million of the $18 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the nine months ended September 30, 2001, $1,325 million of borrowings, $342 million of net cash provided by operating activities, available cash of $25 million, $27 million of proceeds from the sale of assets and $4 million of proceeds from exercise of stock options were used to fund $1,521 of net debt repayments, $139 million of property additions, $41 million of financing fees, call premiums and other refinancing costs, $16 million for the acquisition of a multiwall bag packaging facility and $6 million of preferred dividends.

In January 2001, Stone Container issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Stone Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $32 million, were used to redeem
(i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002, (ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002, and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. Stone Container commenced a registered exchange offer for the New Stone Senior Notes on June 13, 2001. On July 13, 2001, Stone Container completed the exchange of substantially all of the New Stone Senior Notes for a like amount of senior notes which have been registered under the Securities Act of 1933. Stone Container did not receive any proceeds from the exchange offer.

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

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or
(ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2.25% (5.88%) at September 30, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

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

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, preferred stock dividends, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the last three months of 2001 and for the year 2002 total $15 million and $205 million, respectively, with increasing amounts thereafter. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $390 million. We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2001 we had authorized commitments for capital expenditures of $159 million, including $42 million for environmental projects, $30 million to maintain competitiveness and $87 million for upgrades, modernization and expansion. As of September 30, 2001, Jefferson Smurfit (U.S.) had $437 million of unused borrowing capacity under the Jefferson Smurfit (U.S.) credit agreement and Stone Container had $549 million of unused borrowing capacity under the Stone Container credit agreements.

Environmental Compliance

The United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Phase I of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama and our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been substantially completed at a cost of approximately $229 million as of September 30, 2001 (of which approximately $25 million has been spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $100 to $125 million and that such cost will be incurred over the next five years.

In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $11 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which expenditures could have a material adverse effect on our operation results.

Prospective Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2001. Issuance of the New Stone Senior Notes and the related debt redemptions did not materially change the composition of our fixed and variable rate debt or our interest rate risk.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2001, we have futures contracts to hedge approximately 85% to 100% of our expected natural gas requirements for the months of October 2001 through December 2001. We have futures contracts to hedge approximately 20% to 50% of our expected natural gas requirements for the months of January 2002 through October 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increase in energy cost discussed in Part 1, Item 2 above includes the impact of the natural gas futures contracts.

Our principal foreign exchange exposures are the Canadian dollar and the euro. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of September 30, 2001, we have Canadian dollar forward purchase contracts to hedge approximately 20% to 60% of our Canadian dollar requirements for the months of October 2001 through December 2002.

The exchange rate for the Canadian dollar and the euro as of September 30, 2001 compared to December 31, 2000 strengthened/(weakened) against the U.S. dollar by (5.3)% and 3.3%, respectively. We recognized foreign currency transaction gains of $2 million for the nine months ended September 30, 2001 and none for the same period last year.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. These complaints allege that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes comprised of purchasers of corrugated sheets and corrugated boxes, respectively. We are vigorously defending these cases.

In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. Stone Container has entered into a tolling agreement with the EPA that defers any further prosecution of this matter until at least January 4, 2002. Upon expiration of the tolling agreement, the EPA may bring suit against Stone Container.

In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which was acquired from Chesapeake Corporation in May 1997. In general, the notices of violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any required capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy these Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. We have entered into a tolling agreement with the EPA that defers any further prosecution of this matter until at least December 31, 2001. Upon expiration of the tolling agreement, the EPA may bring suit against St. Laurent.

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

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)   The following exhibits are included in this Form 10-Q:

     10.1 Third Amendment to Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan.

b)   Reports on Form 8-K:

     There were no Form 8-K filings during the three months ended September 30, 2001.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SMURFIT- STONE CONTAINER CORPORATION
                                         --------------------------------------
                                                  (Registrant)






Date:  November 13, 2001                        /s/ Paul K. Kaufmann
       -----------------                    -----------------------------------
                                                    Paul K. Kaufmann
                                                    Vice President and
                                                   Corporate Controller
                                               (Principal Accounting Officer)