Form 10-K
period 2001-12-31
SMURFIT STONE CONTAINER CORP
filed 2002-03-06
CIK 919226

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from          to
                                             --------    --------

                         Commission file number 0-23876

                       Smurfit-Stone Container Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                    43-1531401
(State of incorporation or organization)        (I.R.S. Employer Identification)

      150 North Michigan Avenue
      Chicago, IL                                           60601
(Address of principal executive offices)                  (Zip Code)

                  Registrant's Telephone Number: (312) 346-6600

                                   ----------

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002: approximately $2.8 billion.

The number of shares outstanding of the registrant's common stock as of February 28, 2002: 243,930,492

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                         Part of Form 10-K Into Which
                  Document                                                 Document is Incorporated
                  --------                                                 ------------------------
Sections of the Registrant's Proxy Statement to be filed on or before
April 8, 2002 for the Annual Meeting of Stockholders to be held on
May 9, 2002.                                                                            III

                       SMURFIT-STONE CONTAINER CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 2001

                                TABLE OF CONTENTS

                                                                                                           Page No.
PART I
Item 1.   Business.............................................................................................3
Item 2.   Properties...........................................................................................9
Item 3.   Legal Proceedings...................................................................................10
Item 4.   Submission of Matters to a Vote of Security Holders.................................................11

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................12
Item 6.   Selected Financial Data.............................................................................13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............15
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........................................26
Item 8.   Financial Statements and Supplementary Data.........................................................27
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................65

PART III
Item 10.  Directors and Executive Officers of the Registrant..................................................65
Item 11.  Executive Compensation..............................................................................68
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................68
Item 13.  Certain Relationships and Related Transactions......................................................68

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................68

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business - Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements, within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions as they relate to Smurfit-Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

..    the impact of general economic conditions in North America and Europe and in other locations in which we and our subsidiaries currently do business;

..    general industry conditions, including competition and product and raw material prices;

..    fluctuations in interest rates, exchange rates and currency values;

..    unanticipated capital expenditure requirements;

..    legislative or regulatory requirements, particularly concerning environmental matters;

..    access to capital markets;

..    fluctuations in energy prices; and

..    obtaining required consents or waivers of lenders in the event we are unable to satisfy covenants in our debt instruments.

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

GENERAL
-------

Smurfit-Stone Container Corporation, a Delaware corporation, is the industry's leading integrated manufacturer of paperboard and paper-based packaging, including containerboard, corrugated containers, multiwall bags and clay-coated recycled boxboard, and is the world's largest paper recycler. In addition, we are a leading producer of solid bleached sulfate, folding cartons, paper tubes and cores, and labels. Printing is a core competency for Smurfit-Stone. Smurfit-Stone has a complete line of graphics capabilities for packaging. For the year ended December 31, 2001, our net sales were $8,377 million and net income available to common stockholders was $66 million.

We are a holding company with no business operations of our own. We conduct our business operations through two wholly-owned subsidiaries: JSCE, Inc. and Stone Container Corporation, Delaware corporations. JSCE conducts all of its business operations through its wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.) (Jefferson Smurfit (U.S.) or JSC (U.S.)). We have operations primarily in North America and Europe.

On May 31, 2000, Smurfit-Stone, through a subsidiary of Stone Container, acquired St. Laurent Paperboard, Inc. Amounts included in the discussion below include St. Laurent's operations after May 31, 2000.

PRODUCTS
--------

We report our results of operations in five industry segments, two of which are reportable, 1) Containerboard and Corrugated Containers and 2) Consumer Packaging. For financial information relating to our segments, see the information set forth in Note 21 in the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The Containerboard and Corrugated Containers segment includes 21 paper mills (15 located in the United States and six in Canada), 144 container plants (136 located in the United States, two in Canada, five in Mexico and one in Puerto
Rico) and two wood products plants located in the United States. In addition, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada. Our primary products include:

..    corrugated containers

..    containerboard

..    kraft paper

..    solid bleached sulfate

..    market pulp.

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck/R/ recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,733,000 tons of unbleached kraft linerboard, 989,000 tons of white top linerboard and 1,917,000 tons of recycled medium in 2001. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. In 2001, our corrugated container plants consumed 4,879,000 tons of containerboard, representing an integration level of approximately 74%.

Our paper mills also produce solid bleached sulfate (SBS), kraft paper, market pulp and other specialty products. We specialize in high-quality grades of SBS, which are designed to meet the demanding print requirements of folding cartons and carded packaging customers in the food, pharmaceutical, cosmetics and other niche markets. A portion of our SBS is consumed internally by our folding carton plants. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock, refuse bags and circuit board. A significant portion of our kraft paper is consumed by our specialty packaging operations. In addition, we produce bleached northern and southern hardwood pulp, which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

Production for our paper mills and sales volume for our corrugated container facilities for the last three years, including our proportionate share of affiliates, were:

                                                          2001     2000     1999
                                                         -----    -----    -----
Tons produced (in thousands)
    Containerboard ..................................    6,640    6,505    5,973
    Kraft paper .....................................      287      290      437
    Solid bleached sulfate ..........................      306      258      189
    Market pulp .....................................      545      550      572
    Uncoated boxboard ...............................       10       43       47
Corrugated containers sold (in billion sq. ft.) .....     79.1     80.7     80.0

Sales volumes shown above include our proportionate share of the operations of Smurfit-MBI, a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis. Both we and Jefferson Smurfit Group plc (JS Group), our largest stockholder, own a 50% interest in Smurfit-MBI.

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes seven paper mills, 17 folding carton plants and 11 other converting plants located primarily in the United States. Our primary products include:

..    folding cartons

..    coated and uncoated recycled boxboard

..    laminated products

..    paper, foil and heat transfer labels

..    rotogravure cylinders

Folding cartons are used primarily to protect customers' products, while providing point of purchase advertising. We produce a full range of carton styles, appropriate to nearly all carton end uses. The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating. The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays. Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties. Our customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics. Our customers range from local accounts to large national accounts.

Our coated recycled boxboard mills produce the broadest range of recycled grades in the industry, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations. In 2001, our folding carton and lamination plants consumed 594,000 tons of recycled boxboard and solid bleached sulfate, representing an integration level of approximately 67%.

Our uncoated recycled boxboard production is used primarily in the manufacture of paper tube and core products. Uncoated boxboard products include reclaimed fiber drum stock, tube stock, bending chip, shoe boxboard, partitions and other specialty boxboard.

All of our boxboard is made from 100 percent reclaimed fiber. Production for the coated and uncoated boxboard mills and sales volume for the folding carton facilities for the last three years were:

                                                         2001      2000    1999
                                                         ----      ----    ----
Tons produced (in thousands)
 Coated boxboard .................................        569      590      581
 Uncoated boxboard ...............................        118      126      118
Folding cartons sold (tons, in thousands) ...........     523      561      550

We produce paper and metallized paper labels and DI-NA-CAL/R/ heat transfer labels which are used in a wide range of industrial and consumer product applications. DI-NA-CAL/R/ is a proprietary labeling system that applies high-speed heat transfer labels to plastic containers. We also produce specialized laminations of film, foil and paper and high-quality rotogravure cylinders. We have a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries.

OTHER NON-REPORTABLE SEGMENTS

Specialty Packaging
The Specialty Packaging segment operates 39 specialty packaging plants located in the United States and two in Canada. Our primary products include:

..    multiwall bags

..    consumer bags

..    paper tubes and cores

..    solid fiber partitions

..    flexible packaging products

Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt. Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments. We have developed and patented many innovative styles, including Cap-Sac/R/, PeelPak/R/, Soni-Loc/R/, Peel-N-Pour/TM/, SquareStack/TM/ and SquareSak/TM/. We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn. In 2001, our specialty packaging operations consumed approximately 63% of the kraft paper produced by our kraft paper mills. Multiwall bag shipments for 2001, 2000 and 1999 were 256,000, 247,000 and 249,000 tons, respectively.

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

Reclamation

Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and glass for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of recovered paper collected for 2001, 2000 and 1999 were 6,714,000, 6,768,000 and 6,560,000, respectively.

International

The International operations are predominantly located in Europe and include three paper mills (located in Hoya and Viersen, Germany and Cordoba, Spain), 21 corrugated container plants (11 located in Germany, three in Spain, four in Belgium, two in the Netherlands and one in France) and five reclamation plants located in Germany. Our primary products include:

..    corrugated containers

..    containerboard

..    coated recycled boxboard

In addition, we operate one corrugated container plant in Indonesia and have a small affiliate operation in China. Production for our international mills and sales volume for our international corrugated container facilities for the last three years were:

                                                            2001    2000    1999
                                                            ----    ----    ----
Tons produced (in thousands)
 Containerboard ......................................       411     405     380
 Coated boxboard .....................................        78      85      79
Corrugated containers sold (in billion sq. ft.) ........    12.3    12.1    11.6

In 2001, our foreign corrugated container plants consumed 735,000 tons of containerboard.

FIBER RESOURCES
---------------

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our reclamation facilities and our nationwide brokerage system.

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

MARKETING
---------

Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products.

We seek to serve a broad customer base for each of our industry segments and as a result serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements.

Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

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

RESEARCH AND DEVELOPMENT
------------------------

Our research and development center, located in Carol Stream, Illinois, uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The cost of our research and development activities for 2001, 2000 and 1999 was approximately $5 million, $6 million and $7 million, respectively.

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

EMPLOYEES
---------

We had approximately 38,500 employees at December 31, 2001, of which approximately 31,800 were employees of U.S. operations. Approximately 19,800 (62%) of our domestic employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

..    Hopewell, Virginia - July 2002

..    Fernandina Beach, Florida - June 2003

..    Florence, South Carolina - August 2003

..    La Tuque, Quebec, Canada - August 2004

..    Jacksonville, Florida (Seminole) - June 2005

..    Hodge, Louisiana - June 2006

..    Missoula, Montana - June 2007

..    Brewton, Alabama - October 2007

..    Panama City, Florida - March 2008

..    West Point, Virginia - September 2008

We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. There were no significant or material work stoppages during 2001. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Phase I of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama and our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been substantially completed at a cost of approximately $232 million (of which approximately $28 million was spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $100 million to $125 million and that such cost will be incurred over the next five years.

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

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years we have spent an average of approximately $9 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.

ITEM 2.PROPERTIES
       ----------

We maintain manufacturing facilities and sales offices throughout North America and Europe. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2001 are summarized below:

                                                Number of Facilities
                                              ------------------------      State
                                              Total    Owned    Leased    Locations(a)
                                              -----    -----    ------    ---------
United States
 Paper mills ............................       22       22                  15
 Corrugated container plants ............      136       89       47         33
 Consumer packaging plants ..............       27       21        6         11
 Specialty packaging plants .............       39       14       25         20
 Reclamation plants .....................       23       16        7         14
 Cladwood/R/plants ......................        2        2                   1
 Wood products plants ...................        2        2                   2
                                               ---      ---       --
 Subtotal ...............................      251      166       85         39
Canada and Other North America
 Paper mills ............................        6        6                 N/A
 Corrugated container plants ............        8        6        2        N/A
 Consumer packaging plant ...............        1        1                 N/A
 Specialty packaging plant ..............        2        2                 N/A
                                               ---      ---       --
  Subtotal ..............................       17       15        2
Europe and Other
 Paper mills ............................        3        3                 N/A
 Corrugated container plants ............       22       20        2        N/A
 Reclamation plants .....................        5        3        2        N/A
                                               ---      ---       --
 Subtotal ...............................       30       26        4
                                               ---      ---       --

    Total ................................     298      207       91        N/A

(a) Reflects the number of states in which we have at least one manufacturing facility.

The paper mills represent aproximately 70% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada. The approximate annual tons of productive capacity of our paper mills, including our proportionate share of affiliates' productive capacity, at December 31, 2001 were:

                                                         Annual Capacity
                                                         ---------------
                                                         (in thousands)
United States
 Containerboard...................................            6,651
 Kraft paper......................................              296
 Solid bleached sulfate...........................              200
 Coated and uncoated boxboard.....................              729
 Market pulp......................................              351
                                                             ------
 Subtotal.........................................            8,227
Canada
 Containerboard...................................            1,133
 Solid bleached sulfate...........................              123
 Market pulp......................................              243
                                                             ------
 Subtotal.........................................            1,499
Europe
 Containerboard...................................              447
 Coated boxboard..................................               79
                                                             ------
 Subtotal ........................................              526
                                                             ------
  Total ..........................................           10,252

Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

LITIGATION
----------

Smurfit Newsprint Corporation, a subsidiary of JSCE, is a party to a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood/R/, a composite wood siding product manufactured by Smurfit Newsprint that has been used primarily in the construction of manufactured or mobile homes. The class action claimants alleged that Cladwood/R/ siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, Washington and also resolved all other pending class actions. As a result of the settlement in 1998, Smurfit Newsprint paid $20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees and class representative payments. Smurfit Newsprint retained a reversionary interest in a portion of the settlement fund and, based on this interest, obtained a return of $10 million from the fund in 2000. The claims period was originally scheduled to expire in February 2002, but will be extended for up to three years in accordance with a protocol that limits Smurfit Newsprint's liability for future claims to the amount remaining in the claim fund.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plantiff classes. The defendants' appeal of the class certification rulings is pending in the Third Circuit Court of Appeals. We are vigorously defending these cases.

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS
---------------------

In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. Stone Container entered into a tolling agreement with the EPA that deferred any further prosecution of this matter until at least March 31, 2002. Upon expiration of the tolling agreement, the EPA may bring suit against Stone Container.

In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any required capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy these Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. We entered into a tolling agreement with the EPA that defers any further prosecution of this matter until at least June 28, 2002. Upon expiration of the tolling agreement, the EPA may bring suit against St. Laurent.

In August 1999, we received a Notice of Infraction from the Ministry of Environment of the Province of Quebec alleging noncompliance with specified environmental standards at our New Richmond, Quebec mill. The majority of the citations alleged that we had discharged total suspended solids in the mill's treated effluent which exceeded the regulatory limitations for the rolling 30-day average. The remainder of the citations were for monitoring, reporting and administrative deficiencies uncovered during an inspection performed by the Ministry. In October 2001, we settled this matter by pleading guilty to 23 charges filed by the Government of Quebec under its Regulations respecting pulp and paper facilities, and paid $571,000 (Canadian), or $360,000 (U.S.), in fines and costs incurred by the Government in the prosecution of the charges.

Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue operating under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at these sites ranges from less than 1% to 6%. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2001, we had approximately $45 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

MARKET INFORMATION
------------------

At December 31, 2001, our common stock was held by approximately 54,000 stockholders. Our common stock trades on The Nasdaq Stock Market under the symbol "SSCC". The high and low trading prices of our stock in 2001 and 2000 were:

                                         2001                2000
                                   ------------------------------------
                                    High       Low      High      Low
                                   ------    ------    ------    ------
First Quarter ..............       $16.69    $12.50    $25.00    $12.50
Second Quarter .............       $17.23    $12.36    $18.63    $11.25
Third Quarter ..............       $18.24    $11.70    $14.44    $10.75
Fourth Quarter .............       $17.01    $11.87    $16.25    $ 9.13

DIVIDENDS ON COMMON STOCK
-------------------------

We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain provisions contained in various agreements and indentures relating to Jefferson Smurfit (U.S.)'s and Stone Container's outstanding indebtedness. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6. SELECTED FINANCIAL DATA (f)
        ---------------------------
(In millions, except per share and statistical data)

----------------------------------------------------------------------------------------------------------------
                                                          2001       2000(a)      1999       1998(b)      1997
----------------------------------------------------------------------------------------------------------------
Summary of Operations(c)
Net sales ..........................................    $  8,377    $  8,796    $  7,423    $  3,612    $  3,060
Income (loss) from operations (d)(e) ...............         623         939         869         (93)        176
Income (loss) from continuing operations before
 extraordinary item and cumulative effect of
 accounting change ................................           83         219         163        (211)        (19)
Discontinued operations, net of income tax provision                       6           6          27          20
Net income (loss) available to common stockholders .          66         224         157        (200)          1

Basic earnings per share of common stock
 Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting change ................................         .30         .94         .75       (1.70)       (.17)
 Net income (loss) .................................         .27         .96         .72       (1.61)        .01
Weighted average shares outstanding ................         244         233         217         124         111

Diluted earnings per share of common stock
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change ..............................         .29         .93         .74       (1.70)       (.17)
  Net income (loss) ................................         .27         .96         .71       (1.61)        .01
Weighted average shares outstanding ................         245         234         220         124         111
----------------------------------------------------------------------------------------------------------------
Other Financial Data
Net cash provided by operating activities ..........    $    598    $    807    $    183    $    129    $     88
Net cash provided by (used for) investing activities        (197)       (916)      1,487         (59)       (175)
Net cash provided by (used for) financing activities        (420)        131      (1,805)         73          87
Depreciation, depletion and amortization ...........         478         432         430         168         127
Capital investments and acquisitions ...............         232         994         156         287         191
Working capital, net ...............................         242         470          73         635          71
Property, plant, equipment and timberland, net .....       5,426       5,670       4,419       5,772       1,788
Total assets .......................................      10,652      11,195       9,859      11,631       2,771
Long-term debt .....................................       4,966       5,342       4,793       6,633       2,040
Stockholders' equity (deficit) .....................       2,485       2,528       1,847       1,634        (374)
----------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands)
Containerboard production (tons) ...................       7,051       6,910       6,353       2,519       2,024
Kraft production (tons) ............................         287         290         437          63
Market pulp production (tons) ......................         545         550         572          71
Solid bleached sulfate production (tons) ...........         306         258         189         185         190
Coated boxboard production (tons) ..................         647         675         660         590         585
Uncoated boxboard production (tons) ................         128         169         165         175         176
Corrugated containers sold (billion sq. ft.) .......        91.4        92.8        91.6        36.5        31.7
Folding cartons sold (tons) ........................         523         561         550         507         463
Multiwall bags sold (tons) .........................         256         247         249          27
Fiber reclaimed and brokered (tons) ................       6,714       6,768       6,560       5,155       4,832
Number of employees ................................      38,500      39,700      36,300      38,000      15,800

Notes to Selected Financial Data

(a) Results for 2000 include St. Laurent's operations after May 31, 2000, the date of the St. Laurent acquisition.

(b) Results for 1998 include Stone Container's operations after November 18, 1998, the date of the Stone Container merger.

(c) Smurfit Newsprint, a subsidiary of JSCE, completed its exit from the newsprint business in May 2000. Accordingly, the newsprint operations are presented as a discontinued operation.

(d) In 1999, income from operations included a gain of $407 million from the sale of a majority of JSCE's timberlands and a gain of $39 million from the sale of our interest in Abitibi-Consolidated, Inc.

(e) We recorded charges of $310 million in the fourth quarter of 1998, including $257 million of restructuring charges in connection with the Stone Container merger, $30 million for settlement of Cladwood/R/ litigation and $23 million of merger-related costs. In 1999, 2000 and 2001, we recorded additional restructuring charges of $10 million, $53 million and $10 million, respectively.

(f) Certain prior year amounts have been restated to conform to current year presentation.

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

Market conditions were generally strong in 1999 and the first half of 2000. Linerboard prices increased to $480 per ton during this period and held through the end of 2000. Corrugated container shipments for the industry in 1999 increased approximately 2% compared to 1998. Domestic economic growth began to slow in the second half of 2000, however, and corrugated container shipments for the industry in 2000 declined 1% compared to 1999. Market conditions continued to deteriorate in 2001 and industry demand for corrugated containers declined 6% compared to 2000, the worst performance since 1975. This slowdown in the U.S. economy, in addition to weak export markets, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, the containerboard industry took extensive market related downtime in 2000 and 2001. The sluggish corrugated demand in 2001 and the excess supply of containerboard resulted in an 11% decline in linerboard pricing to $425 per ton by the end of 2001. Corrugated container prices also declined during this period. In February 2002, linerboard declined an additional $5 per ton to $420 per ton. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

Market pulp is also subject to cyclical changes in the economy and changes in industry capacity. Market conditions strengthened in 1999 and remained strong in the first half of 2000. Prices rose during this period, reaching $690 per metric ton by the end of 2000. Demand for market pulp weakened in the second half of 2000 and pulp producers began taking market related downtime to reduce inventories. Market conditions were very weak in 2001 and prices declined rapidly. Prices were down to $440 per metric ton by the end of 2001.

Market conditions in the folding carton and recycled boxboard mill industry were strong in 1999 and 2000 and sales price increases were implemented in the fourth quarter of 1999 and the second quarter of 2000. For 2000, coated recycled boxboard prices were higher than 1999 by $40 per ton. Industry shipments of folding cartons increased 3% in 2000. Recycled boxboard mill operating rates were lower, however, and production of recycled folding grades decreased 1% compared to 1999. Markets were steady in the first half of 2001, but weakened in the second half. Industry prices for folding cartons were higher in 2001 by 1%. Industry shipments of folding cartons declined by 1% and recycled boxboard mill production declined by 5% in 2001.

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Demand for reclaimed fiber was strong in 1999 primarily as a result of strong export demand. Demand weakened however, in the second half of 2000 as the containerboard industry took extensive market related downtime. Prices declined in 2000 and continued to be depressed throughout 2001 as more paper mills took downtime to manage their inventories. The price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was lower in 2001 compared to 2000 by approximately 40%. Wood fiber prices, in areas where we procure wood, increased 1% in 2001 compared to 2000.

RESULTS OF OPERATIONS
---------------------

Segment Data
(In millions)

                                                            2001               2000                1999
                                                       ----------------    ----------------    ----------------
                                                         Net    Profit/     Net     Profit/     Net     Profit/
                                                        Sales   (Loss)     Sales    (Loss)     Sales    (Loss)
                                                       ------   -------    ------   -------    ------   -------
Containerboard and corrugated containers..........     $5,744    $ 614     $5,994    $  958    $4,876    $ 517
Consumer packaging................................      1,052       95      1,060        98       952       91
Other operations..................................      1,581       81      1,742       107     1,595       97
                                                        -----    -----     ------    ------    ------    -----
  Total operations................................     $8,377      790     $8,796     1,163    $7,423      705
                                                       ======              ======              ======

Restructuring ....................................                 (10)                 (53)               (10)
Gain on sale of assets............................                  10                    6                446
Interest expense, net.............................                (455)                (527)              (563)
Corporate expenses and other.....................                 (144)                (155)              (239)
                                                                 -----               ------              -----
  Income from continuing operations
   before income taxes, minority interest
   and extraordinary item........................                $ 191               $  434              $ 339
                                                                 =====               ======              =====

Corporate expenses and other include corporate expenses, intracompany profit elimination and LIFO expense, goodwill amortization, corporate charges to segments for working capital interest and other expenses not allocated to segments. The effects of lower intracompany profit elimination and LIFO expense favorably impacted corporate expenses and other in 2000 and 2001.

2001 COMPARED TO 2000
---------------------

Poor market conditions for our major products led to a 5% decline in our consolidated net sales in 2001. Lower sales prices for containerboard, corrugated containers, market pulp and reclamation products and reduced shipments of containerboard, corrugated containers and folding cartons were the major reasons for the decline. On the positive side, the inclusion of results for St. Laurent for a full year and the acquisition of a multiwall bag facility added $433 million to our net sales compared to 2000. St. Laurent's results of operations have been included in our consolidated results since May 31, 2000, the date of acquisition. The closure of a paper machine, a trucking operation and four other operating facilities and the sale of six operating facilities negatively impacted net sales by $133 million. The decrease in net sales for each of our segments is summarized in the chart below.

                                        Containerboard
                                        & Corrugated      Consumer      Other
(In millions)                             Containers      Packaging   Operations   Total
                                        --------------    ---------   ----------   -----
Sales prices and product mix ........       $(274)          $ 20        $(192)      $(446)
Sales volume ........................        (263)           (58)          48        (273)
Acquisitions ........................         376             30           27         433
Closed or sold facilities ...........         (89)                        (44)       (133)
                                            -----           ----        -----       -----
 Total ..............................       $(250)          $ (8)       $(161)      $(419)
                                            =====           ====        =====       =====

Income from continuing operations before income taxes, minority interest and extraordinary item was $191 million, a decrease of $243 million compared to 2000. The decrease was due primarily to the decline in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment. Interest expense and restructuring charges were lower compared to 2000, partially offsetting the declines in segment earnings. Net income available to common stockholders was $66 million in 2001 compared to $224 million in 2000.

Costs and Expenses

Consolidated cost of goods sold decreased compared to 2000 due primarily to lower reclaimed fiber cost and lower sales volume. Reclaimed fiber cost was lower by approximately $245 million. Cost of goods sold was unfavorably impacted by the inclusion of St. Laurent's cost for a full year and higher energy cost of $52 million. Cost of goods sold as a percent of net sales increased from 80% in 2000 to 83% in 2001 due primarily to the lower average sales prices.

Selling and administrative expenses for 2001 increased due primarily to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased from 8% in 2000 to 10% in 2001 due primarily to the lower average sales prices.

During 2001, we recorded a restructuring charge of $10 million related to the permanent shutdown of a paper machine and related operations that produced approximately 50,000 tons of uncoated boxboard annually, a trucking operation, two converting facilities and two wood products operations.

Interest expense, net for 2001 decreased by $72 million due primarily to lower average interest rates. Our overall average effective interest rate in 2001 was lower than 2000 by 1.3%.

Other, net in the Consolidated Statements of Operations for 2001 was comparable to last year.

The effective income tax rate for 2001 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting. For information concerning income taxes, see Liquidity and Capital Resources and
Note 10 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

Net sales declined 4% due primarily to lower average sales prices for containerboard, corrugated containers and market pulp and lower sales volume for containerboard and corrugated containers. Net sales were favorably impacted by the St. Laurent acquisition. The weak market conditions during 2001 resulted in excessive supplies of containerboard and prices declined. We took market related downtime in order to maintain a lower level of inventory. On average, corrugated container prices decreased by 3% and linerboard prices were lower by 5%. The average sales price of kraft paper decreased 2%. Lower demand for market pulp in the second half of 2000 and throughout 2001 had a significant effect on pricing. The average price for market pulp dropped $250 per metric ton from January to December 2001, reducing our average price for the year by 34% compared to 2000.

Production of containerboard increased 2% due to the St. Laurent acquisition. We took approximately 1,060,000 tons of containerboard market related downtime in 2001 compared to 714,000 tons in 2000. Shipments of corrugated containers were comparable to last year. Production of kraft paper declined by 1%. Our production of market pulp declined by 1% compared to last year. Solid bleached sulfate production increased by 19% due to the St. Laurent acquisition.

Profits decreased by $344 million due primarily to the lower average sales prices. The higher level of market related downtime taken in 2001 and higher energy costs also had a negative impact on profits. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 82% for 2001 compared to 77% for 2000 due primarily to the lower average sales prices.

Consumer Packaging Segment

Net sales for 2001 decreased 1% due primarily to lower sales volume for folding cartons. Sales of laminated products and recycled boxboard were also lower. Net sales were favorably impacted by the St. Laurent acquisition. For the year, on average, coated boxboard sales prices were 3% lower than 2000 and uncoated boxboard prices were 4% lower. Folding carton sales prices were 3% higher than last year. Sales volume of folding cartons decreased 7% due to overall economic conditions, an industry-wide decline in soap powder business and the expiration of certain customer contracts. Production of coated boxboard decreased 4% and production of uncoated boxboard decreased 6%.

Profits declined by $3 million due primarily to lower sales volume and higher energy and conversion cost. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales was 83% in 2001 compared to 84% in 2000 due primarily to the higher average sales price of folding cartons.

Other Operations

Net sales for 2001 decreased by 9% compared to last year and profits decreased by $26 million due primarily to our reclamation and specialty packaging operations. Reclamation operations experienced lower average sales prices due primarily to weak demand and the significant amount of market related downtime taken by domestic containerboard paper mills. Export markets were strong in 2001. Overall, average OCC prices decreased by 40% compared to 2000. We sold three reclamation facilities in 2001. Specialty packaging sales declined due to lower sales volume. Results for our International operations were comparable to last year.

2000 COMPARED TO 1999
---------------------

Improvements in containerboard and other markets in 2000 and the St. Laurent acquisition were the primary reasons for the increase in net sales and operating profits. Net sales increased 18% compared to 1999 and operating profits increased 65%. The increase in net sales for each of our segments is summarized in the chart below.

                                      Containerboard
                                      & Corrugated     Consumer      Other
(In millions)                           Containers     Packaging   Operations    Total
                                      --------------   ---------   ----------   -------
Sales prices and product mix .......     $   710        $  55        $ 117      $   882
Sales volume .......................        (175)          13           75          (87)
Acquisition and other ..............         771           44                       815
Closed or sold facilities ..........        (188)          (4)         (45)        (237)
                                         -------        -----        -----      -------
 Total .............................     $ 1,118        $ 108        $ 147      $ 1,373
                                         =======        =====        =====      =======

Income from continuing operations before income taxes, minority interest and extraordinary item increased 28% compared to 1999. Net income available to common stockholders was $224 million in 2000 compared to $157 million in 1999.

Costs and Expenses

Consolidated cost of goods sold increased compared to 1999 due primarily to the St. Laurent acquisition. In addition, reclaimed fiber cost was higher by $130 million and energy cost was higher by $88 million. Cost of goods sold as a percent of net sales decreased from 85% in 1999 to 80% in 2000 due primarily to the higher sales prices.

Selling and administrative expense as a percent of net sales decreased from 9% in 1999 to 8% in 2000 due primarily to higher sales prices. Selling and administrative expenses for 2000 increased due primarily to the St. Laurent acquisition.

Interest expense, net decreased by $36 million due primarily to the favorable impact of $59 million from lower levels of debt outstanding, which was partially offset by the unfavorable impact of $23 million from higher overall interest rates. Our overall average effective interest rate in 2000 was higher than in 1999 by 0.5%.

Gain on sale of assets for 1999 included gains of $407 million on the sale of JSCE's timberlands and $39 million on the sale of shares of Abitibi-Consolidated, Inc.

The effective income tax rate for 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting. For information concerning income taxes see Liquidity and Capital Resources and
Note 10 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

Net sales for 2000 increased by 23% due to higher sales prices and the St. Laurent acquisition. Profits improved by $441 million to $958 million. Market conditions were stronger in the first half of the year, enabling us to implement a linerboard increase on February 1, followed by corresponding price increases for corrugated containers. Although shipments grew weaker as the year progressed, we were able to maintain the price increases achieved earlier in the year. On average, corrugated container prices improved by 15% compared to last year and linerboard prices were higher by 17%. Strong demand for market pulp drove prices higher in the first half of 2000. Demand for market pulp weakened in the second half of 2000 and significant price discounting occurred in certain markets. The average price of market pulp increased by 31% in 2000 and the average price of kraft paper increased by 15%. Solid bleached sulfate prices also increased during the year and, on average, were 6% higher.

Production of containerboard increased 9% due to the St. Laurent acquisition. Exclusive of St. Laurent, production declined 5%. Shipments of corrugated containers were unchanged from last year. Exclusive of St. Laurent, shipments of corrugated containers declined 4% due to container plant closures and weaker demand in the second half of the year. Production of market pulp declined 4% primarily due to market related downtime taken in the fourth quarter of 2000 and kraft paper production declined 34% primarily due to the shifting of available capacity from kraft paper to containerboard. Solid bleached sulfate production increased 1%.

Profits increased due to the higher average sales prices and the St. Laurent acquisition. Profits were negatively impacted by market related downtime, higher cost of energy and reclaimed fiber and elimination of JSCE's timberland operations. Cost of goods sold as a percent of net sales decreased to 77% for 2000 compared to 81% for 1999 due primarily to higher average sales prices.

Consumer Packaging Segment

Net sales for 2000 increased by 11% due to higher sales prices, an increase in shipments and the St. Laurent acquisition. For the year, on average, coated boxboard sales prices were 8% higher and folding carton sales prices were 6% higher. Uncoated boxboard sales prices were 10% higher. Sales volume of folding cartons increased 2%. Production of coated boxboard increased 2% and production of uncoated boxboard increased 7%.

Profits improved 8% due primarily to the improvement in sales prices. An increase in reclaimed fiber cost and higher energy cost partially offset the improvement in pricing. Profits in the label operations declined due to competitive pricing and raw material cost increases. Cost of goods sold as a percent of net sales increased from 83% in 1999 to 84% in 2000 due to the higher cost of energy and reclaimed fiber.

Other Operations

Net sales for 2000 increased by 9% and profits increased by $10 million to $107 million due primarily to the reclamation operations. Reclamation operations benefited from higher sales prices and volume and lower employee compensation cost in 2000. Demand for reclaimed fiber was strong in the first half of 2000, but weakened in the second half as more paper mills took market related downtime to manage their inventories. International and specialty packaging results were comparable to last year.

DISCONTINUED OPERATIONS
-----------------------

In February 1999, we adopted a formal plan to sell the operating assets of our subsidiary, Smurfit Newsprint. Accordingly, the newsprint operations of Smurfit Newsprint were accounted for as a discontinued operation. In November 1999, we sold our Newberg, Oregon newsprint mill for approximately $211 million. In May 2000, we transferred ownership of the Oregon City, Oregon newsprint mill to a third party, thereby completing our exit from the newsprint business. We received no proceeds from the transfer. The 1999 results of discontinued operations included the realized gain on the sale of the Newberg mill, an expected loss on the transfer of the Oregon City mill, the actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City mill through the expected disposition date. In 2000, we recorded a $6 million after-tax gain to reflect adjustments to estimates made in 1999 on disposition of discontinued operations.

ST. LAURENT  ACQUISITION,  RESTRUCTURINGS AND STONE CONTAINER MERGER
--------------------------------------------------------------------

As previously discussed, Stone Container acquired St. Laurent on May 31, 2000. The acquisition was accounted for as a purchase business combination and, accordingly, the cost to acquire St. Laurent was preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The purchase price allocation was finalized during the second quarter of 2001, resulting in acquired goodwill of $222 million. The preliminary allocation was adjusted primarily for final fixed asset valuations. The allocation of the cost to acquire St. Laurent included exit liabilities of $12 million for the termination of certain employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Approximately $60 million of annualized synergy savings have been achieved through a combination of procurement savings, supply chain management, manufacturing efficiencies and administrative reductions. Cash payments for exit liabilities for 2001 related to the St. Laurent acquisition were $6 million. Since the date of the acquisition through December 31, 2001, approximately $9 million (75%) of these cash expenditures have been incurred. Future cash outlays are expected to be $2 million in 2002 and $1 million thereafter. The remaining cash expenditures for exit liabilities in connection with the St. Laurent acquisition will continue to be funded through operations as originally planned.

In 2001, we recorded restructuring charges of $10 million related to the closure of a paper machine and its related operations, a trucking operation, two converting facilities and two wood products operations. The assets of the facilities closed in 2001 were adjusted to their estimated fair values less cost to sell, resulting in a $6 million non-cash write down. These shutdowns resulted in approximately 310 employees being terminated.

As explained in our 2000 Annual Report on Form 10-K, we had $65 million of exit liabilities remaining as of December 31, 2000 related to the Stone Container merger and from our restructuring activities. During 2001, we incurred, exclusive of the St. Laurent liabilities, approximately $15 million of cash expenditures for exit liabilities. The exit liabilities remaining as of December 31, 2001 totaled $54 million. Since the Stone Container merger, through December 31, 2001, we have incurred approximately $251 million (82%) of the planned cash expenditures to close facilities, pay severance cost and pay other exit liabilities. Future cash outlays, principally for long-term commitments, are expected to be $14 million in 2002, $7 million in 2003 and $33 million thereafter. The remaining cash expenditures in connection with the Stone Container merger and related restructurings will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

Cash provided by operating activities in 2001 totaled $598 million, compared to $807 million in 2000. The largest factor in the 2001 decrease was the decline in earnings of our Containerboard and Corrugated Containers segment, although the decline was partially offset by a reduction in net interest expense and lower restructuring expenditures. In 2001, we had additional cash provided from new borrowings, which, net of financing fees, call premiums and other refinancing costs, totaled $1,284 million and asset sales of $35 million. Our primary uses of cash in 2001 were $1,700 million for debt repayments and $232 million for property, plant and equipment and acquisitions.

We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container credit agreements and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, preferred stock dividends, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for 2002 and for 2003 total $212 million and $1,217 million, respectively, with increasing amounts thereafter. We are exploring a number of options to repay or refinance these debt maturities. Jefferson Smurfit (U.S.) and Stone Container have historically had good access to capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe that we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options, including, but not limited, to the sale or monetization of assets.

We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $407 million. As of December 31, 2001, we had authorized commitments for capital expenditures of $130 million, including $43 million for environmental projects, $24 million to maintain competitiveness and $63 million for upgrades, modernization and expansion.

We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2001, Jefferson Smurfit (U.S.) had $437 million of unused borrowing capacity under its credit agreement and Stone Container and Smurfit-Stone Container Canada Inc. collectively had $573 million of unused borrowing capacity under the Stone Container credit agreements.

Financing Activities
In January 2001, Stone Container issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Stone Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $32 million, were used to redeem
(i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002, (ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002, and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. Stone Container commenced a registered exchange offer for the New Stone Senior Notes on June 13, 2001. On July 13, 2001, Stone Container completed the exchange of substantially all of the New Stone Senior Notes for a like amount of senior notes which have been registered under the Securities Act of 1933. Stone Container did not receive any proceeds from the exchange offer.

In January 2001, Jefferson Smurfit (U.S.) prepaid its $65 million Tranche B term loan balance with borrowings under the revolving credit facility.

In March 2001, the Jefferson Smurfit (U.S.) accounts receivable securitization program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the revolving credit facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan was also outstanding as of December 31, 2001, bringing the total program size at December 31, 2001 to $229 million. The $15 million term loan was repaid in February 2002.

In March 2001, Jefferson Smurfit (U.S.) amended its existing credit agreement to
(i) permit a $275 million new Tranche B term loan, and (ii) waive the requirement to make a $59 million term loan prepayment due March 31, 2001, resulting from excess cash flows generated in 2000.

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million Tranche B term loan maturing in March 2007. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or
(ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2.00% (4.13%) at December 31, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by Smurfit-Stone, JSCE, Inc. and certain subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its subsidiaries. The obligations under the Stone Container credit agreement, which provide for the Stone Container revolving credit facility and the Stone Container Tranche C, Tranche D, Tranche E and Tranche F term loans, are unconditionally guaranteed by certain subsidiaries of Stone Container, other than subsidiaries acquired or created in connection with the St. Laurent acquisition. The obligations under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its U.S. subsidiaries, other than the assets acquired in the St. Laurent transaction, and 65% of the stock of Smurfit-Stone Container Canada Inc. The security interest under the Stone Container credit agreement excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. The Tranche G term loan provided to Stone Container under the Stone Container/Smurfit-Stone Container Canada Inc. credit agreement is unconditionally guaranteed by the U.S. subsidiaries acquired or created in connection with the St. Laurent acquisition and is secured by a security interest in substantially all of the U.S. assets acquired in the St. Laurent acquisition. The Tranche H term loan and revolving credit facility provided to Smurfit-Stone Container Canada Inc. under the Stone Container/Smurfit-Stone Container Canada Inc. credit agreement are unconditionally guaranteed by Stone Container and the U.S. and Canadian subsidiaries acquired or created in connection with the St. Laurent acquisition and are secured by a security interest in substantially all of the U.S. and Canadian assets acquired in the St. Laurent acquisition.

In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the Jefferson Smurfit (U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods. The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. Stone Container is required to pay $38 million in March 2002 related to its excess cash flows in 2001. The loan restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching the debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. We also believe that if a material adverse event would affect us, our lenders would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Loans under Jefferson Smurfit (U.S.)'s revolving credit facility and Tranche A term loan bear interest at variable rates selected at the option of Jefferson Smurfit (U.S.) equal to adjusted LIBOR plus a margin ranging from 2.5% to 1.5% or the alternative base rate (ABR) (as defined) plus a margin ranging from 1.5% to 0.5%. Outstanding loans under Jefferson Smurfit (U.S.)'s Tranche B term loan bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.00% to 3.25%. Loans under Stone Container's Tranche C, Tranche D and Tranche E term loans bear interest at rates selected at the option of Stone Container equal to adjusted LIBOR plus 3.5% or ABR plus 2.5%. Loans under Stone Container's Tranche F, Tranche G and Tranche H term loans bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 3.5% to 2.75% or ABR plus a margin ranging from 2.5% to 1.75%. Outstanding loans under Stone Container's revolving credit facilities bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 3.0% to 2.0% or ABR plus a margin ranging from 2.0% to 1.0%. The margins are determined by the ratio of total indebtedness to EBITDA, as defined in the applicable credit agreement.

The indentures governing Stone Container's 11.50% Senior Notes due 2006 and the 12.58% Rating Adjustable Senior Notes due 2016, with an outstanding aggregate principal amount of $325 million at December 31, 2001, generally provide that in the event of a "change of control" (as defined in the indentures), Stone Container must offer to repurchase these senior notes. The Stone Container merger constituted such a change of control. As a result, Stone Container is required to make an offer to repurchase these senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under our bank debt, prior to making an offer to repurchase these senior notes, the indentures require that we either pay our bank debt or obtain the consent of our bank lenders. A repurchase of senior notes, other then the 12.58% Rating Adjustable Senior Notes, is currently prohibited by the terms of our bank debt. Although the terms of these senior notes refer to an obligation to repay our bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. We have sought and intend to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of these senior notes. There can be no assurance that we will be successful in obtaining such financing or consents or as to the terms of any such financing or consents. If we are unsuccessful in repaying our bank debt or obtaining the requisite consents from the lenders thereunder, holders of these senior notes may assert that we are obligated to offer to repurchase the notes as a result of the change of control or may assert other damages.

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

Pension Obligations

As of December 31, 2001, our pension benefit obligations exceeded the fair value of the pension assets by $634 million, up from $341 million at the end of 2000. The increase in the under funded status was due primarily to interest cost on our pension obligations, the actuarial loss resulting primarily from the change in the discount rate used for plan liabilities and negative returns on plan assets. As a result, our pension expense and cash contributions to the plans will likely be higher in future years.

Environmental Matters

Phase I of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama and our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects were substantially completed at a cost of approximately $232 million as of December 31, 2001 (of which approximately $28 million was spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $100 million to $125 million and that such cost will be incurred over the next five years.

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

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $9 million annually on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures will be approximately $16 million in 2002.

TRANSFERS OF FINANCIAL ASSETS
-----------------------------

At December 31, 2001, we have two off-balance sheet financing arrangements with special purpose entities.

In 1999, Stone Container entered into a six-year $250 million accounts receivable securitization program whereby it sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation (SRC). SRC is a wholly-owned non-consolidated subsidiary of Stone Container, and a qualified special-purpose entity under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. At December 31, 2001, $271 million of accounts receivable had been sold under the program, of which $33 million was retained by Stone Container as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trusts have no recourse to Stone Container for the failure of debtors to pay when due.

Jefferson Smurfit (U.S.) sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. Jefferson Smurfit (U.S.) received $225 million in cash and $485 million in the form of installment notes. Under Jefferson Smurfit (U.S.)'s program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Notes Holdings LLC (TNH), a wholly-owned subsidiary of Jefferson Smurfit (U.S.) and a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The residual interest included in other assets in the accompanying consolidated balance sheet was $40 million at December 31, 2001. TNH and its creditors have no recourse to Jefferson Smurfit (U.S.) in the event of a default on the installment note.

EFFECTS OF INFLATION
--------------------

Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. In 2000, energy resources were tight in certain areas of the United States and prices of natural gas and purchased electricity escalated dramatically. Our paper mills are large users of energy and we attempt to mitigate cost increases through hedging programs and supply contracts. Natural gas prices increased significantly in 2000 and held through the second quarter of 2001. Prices began to decrease in the third quarter and, by the end of 2001, had returned to more traditional levels. With the exception of energy costs, inflationary increases in operating costs have been moderate during the past three years and have not had a material impact on our financial position or operating results.

We use the last-in, first-out method of accounting for approximately 59% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

Property, plant and equipment acquired in the Stone Container merger and the St. Laurent acquisition were recorded at their estimated fair value. As of December 31, 2001, the property, plant and equipment of these entities represented approximately 77% of our consolidated property, plant and equipment. Depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

CRITICAL ACCOUNTING POLICIES
----------------------------

Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Allowance For Doubtful Accounts

We evaluate the collectibility of our accounts receivable on a case-by-case basis, and make adjustments to the bad debt reserve for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate reserves for bad debts based on historical experience and past due status of the accounts. Our write-offs in 2001 and 2000 were $3 million and $8 million, respectively.

Pension

Our defined benefit pension plans, which cover substantially all of our employees, are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions". The most significant elements in determining our pension expense in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate used to discount plan liabilities. Our expected return on plan assets is generally 9.5%. We believe that our assumption of future returns is reasonable. Although the plan assets earned substantially less over the past two years, our pension plan assets have earned in excess of the expected rate over the long-term. Our discount rate assumption is developed using the Moody's Average Aa-Rated Corporate Bonds index as a benchmark. At December 31, 2001 the discount rate used by us was 7.25% for our U.S. plans and 6.5% for our foreign plans. See Note 11 of the Notes to Consolidated Financial Statements.

Income Tax Matters

At December 31, 2001, we had approximately $1,086 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $380 million and $38 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2005, with a tax value of $13 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. We had net operating loss carryforwards for state purposes with a tax value of $97 million, which expire from 2002 to 2020. A valuation allowance of $56 million has been established for a portion of these deferred assets. Further, we had approximately $86 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $29 million. We had approximately $74 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets, net of valuation allowances, will be fully realized. Essentially all of our valuation allowances were recorded in the Stone Container purchase price allocation. As a result, if the valuation allowance is reduced, goodwill will be reduced by a corresponding amount. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. Based on our evaluation of our tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Environmental Liabilities

We accrue environmental expenditures related to existing conditions, resulting from past or current operations, when they become probable and estimable. Our estimates are based on our knowledge of the particular site, environmental regulations, or the potential enforcement matter. Based on current information, we believe the probable costs of the potential environmental enforcement matters, response costs under CERCLA and similar state laws, and the remediation of owned property discussed in Part 1, Item 3. Legal Proceedings - Environmental Matters, will not have a material adverse effect on our financial condition or results of operation. As of December 31, 2001, we had approximately $45 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2001.

PROSPECTIVE ACCOUNTING STANDARDS
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $91 million per year ($.37 per share). During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144 "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets, including discontinued operations. The impact of this new standard is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Commodity Risk

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2001, we have futures contracts to hedge approximately 65% to 80% of our expected natural gas requirements for the months of January 2002 through March 2002. We have futures contracts to hedge approximately 35% to 45% of our expected natural gas requirements for the months of April 2002 through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increase in energy cost discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included the impact of the natural gas futures contracts. See Note 8 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposures are the Canadian dollar and the euro. Assets and liabilities outside the United States are primarily located in Canada and Germany. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada. The functional currency for the Canadian operations was changed from the local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent acquisition. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of December 31, 2001, we have Canadian dollar forward purchase contracts to hedge approximately 20% to 60% of our Canadian dollar requirements for the months of January 2002 through February 2003.

The potential change in fair value resulting from a hypothetical 10% change in the euro exchange rate would be approximately $23 million and in the Canadian dollar exchange rate would be $13 million at December 31, 2001. Any loss in fair value, associated with the euro, in the Consolidated Balance Sheets would be reflected as a currency translation adjustment in Accumulated Other Comprehensive Income and would not impact our net income. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

In 2001, 2000 and 1999, the average exchange rates for the Canadian dollar and the euro (weakened) against the U.S. dollar as follows:

                                             Year Ended December 31,
                                             -----------------------
                                             2001     2000    1999
                                             ----     ----    ----
Canadian dollar....................          (4.3)%        %  (0.2)%
euro...............................          (3.1)   (15.4)   (9.4)

Interest Rate Risk
Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2001.

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

Short and Long-Term Debt
Outstanding as of December 31, 2001                                                       There-            Fair
(U.S.$, in millions)                               2002    2003    2004   2005    2006    after    Total    Value
------------------------------------------------   ----   ------   ----   ----   ------   ------   ------   ------
Bank term loans and revolver
 5.2% average interest rate  (variable) ........   $ 70   $  501   $ 83   $738   $  883   $  134   $2,409   $2,394
U.S. accounts receivable securitization
 2.2% average interest rate (variable) .........     15      186                                      201      201
U.S. senior notes 10.2% average interest
 rate (fixed)...................................    102      503      3      3      203    1,245    2,059    2,160
U.S. industrial revenue bonds
 8.8% average interest rate (fixed) ............      3       18     14     14       24      166      239      239
Other U.S. .....................................     11        5      2      1        3        9       31       31
German mark bank term loans
 4.9% average interest rate (variable) .........      5        1      1                                 7        7
Other foreign ..................................      6        3      2      2        1        6       20       20
                                                   ---------------------------------------------------------------
Total debt .....................................   $212   $1,217   $105   $758   $1,114   $1,560   $4,966   $5,052
                                                   ===============================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

Index to Financial Statements:                                                    Page No.
                                                                                  --------
Management's Responsibility for Financial Statements................................28
Report of Independent Auditors......................................................29
Consolidated Balance Sheets - December 31, 2001 and 2000............................30
For the years ended December 31, 2001, 2000 and 1999:
 Consolidated Statements of Operations..............................................31
 Consolidated Statements of Stockholders' Equity....................................32
 Consolidated Statements of Cash Flows..............................................33
Notes to Consolidated Financial Statements..........................................34

The following consolidated financial statement schedule is included in Item
14(a):

II:  Valuation and Qualifying Accounts and Reserves.................................64

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Smurfit-Stone is responsible for the information contained in the consolidated financial statements. The consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

We maintain a system of internal accounting control, which we believe is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, Smurfit-Stone has an effective and responsive system of internal accounting controls. The system is monitored by our staff of internal auditors, who evaluate and report to management on the effectiveness of the system. In addition, our business ethics policy requires employees to maintain a high level of ethical standards in the conduct of the company's business.

The Audit Committee of the Board of Directors is composed of three independent directors who meet with the independent auditors, internal auditors and management to ensure that each is meeting its responsibilities regarding the objectivity and integrity of the company's financial statements. Both the independent auditors and internal auditors have full and free access to the Audit Committee.


/s/ Patrick J. Moore                              /s/ Paul K. Kaufmann
-------------------------------------             ------------------------------
Patrick J. Moore..                                Paul K. Kaufmann
President and Chief Executive Officer             Vice President and Corporate
                                                  Controller
                                                  (Principal Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Smurfit-Stone Container Corporation

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

                                                            /s/Ernst & Young LLP
                                                            --------------------
                                                            Ernst & Young LLP

St. Louis, Missouri
January 29, 2002

                       SMURFIT-STONE CONTAINER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)                                   2001        2000
--------------------------------------------------------------------------------------------------
Assets

Current assets
 Cash and cash equivalents ................................................   $     26    $     45
 Receivables, less allowances of $54 in 2001 and $53 in 2000 ..............        564         687
 Inventories
  Work-in-process and finished goods ......................................        232         247
  Materials and supplies ..................................................        464         509
                                                                              --------------------
                                                                                   696         756
 Refundable income taxes ..................................................          4           8
 Deferred income taxes ....................................................        134         164
 Prepaid expenses and other current assets ................................         58          60
                                                                              --------------------
  Total current assets ....................................................      1,482       1,720
Net property, plant and equipment .........................................      5,379       5,609
Timberland, less timber depletion .........................................         47          61
Goodwill, less accumulated amortization of $331 in 2001 and $240 in 2000 ..      3,298       3,368
Investment in equity of non-consolidated affiliates .......................        173         176
Other assets ..............................................................        273         261
                                                                              --------------------
                                                                              $ 10,652    $ 11,195
--------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
 Current maturities of long-term debt .....................................   $    212   $      44
 Accounts payable .........................................................        550         694
 Accrued compensation and payroll taxes ...................................        202         206
 Interest payable .........................................................         86          98
 Other current liabilities ................................................        190         208
                                                                              --------------------
  Total current liabilities ...............................................      1,240       1,250
 Long-term debt, less current maturities ..................................      4,754       5,298
 Other long-term liabilities ..............................................      1,012         872
 Deferred income taxes ....................................................      1,161       1,247
 Stockholders' equity
  Preferred stock, aggregate liquidation preference of $116;
   25,000,000 shares authorized; 4,599,300 issued and outstanding .........         76          73
  Common stock, par value $ 01 per share; 400,000,000 shares authorized, 243,902,361 and 243,567,286 issued and
   outstanding in 2001 and 2000, respectively .............................          2           2
  Additional paid-in capital ..............................................      3,833       3,828
  Retained earnings (deficit) .............................................     (1,296)     (1,362)
  Accumulated other comprehensive income (loss) ...........................       (130)        (13)
                                                                              --------------------
   Total stockholders' equity .............................................      2,485       2,528
                                                                              --------------------
                                                                              $ 10,652    $ 11,195
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                       SMURFIT-STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)             2001       2000      1999
----------------------------------------------------------------------------------------------------
Net sales .........................................................    $ 8,377    $ 8,796    $ 7,423
Costs and expenses
 Cost of goods sold ...............................................      6,955      7,070      6,294
 Selling and administrative expenses ..............................        799        740        696
 Restructuring charges ............................................         10         53         10
 Gain on sale of assets ...........................................        (10)        (6)      (446)
                                                                       -----------------------------
  Income from operations ..........................................        623        939        869
Other income (expense)
 Interest expense, net ............................................       (455)      (527)      (563)
 Other, net .......................................................         23         22         33
                                                                       -----------------------------
  Income from continuing operations before
   income taxes, minority interest and extraordinary item .........        191        434        339
Provision for income taxes ........................................       (107)      (206)      (168)
Minority interest expense .........................................         (1)        (9)        (8)
                                                                       -----------------------------
  Income from continuing operations before extraordinary item .....         83        219        163
Discontinued operations
 Income from discontinued operations, net of income taxes of $1 ...                               2
 Gain on disposition of discontinued operations,
  net of income taxes of $4 in 2000 and $2 in 1999 ................                     6          4
                                                                       -----------------------------
  Income before extraordinary item ................................         83        225        169
Extraordinary item
 Loss from early extinguishment of debt, net of income
  tax benefit of $4 in 2001 and $7 in 1999 ........................         (6)                  (12)
                                                                       -----------------------------
  Net income ......................................................         77        225        157
Preferred stock dividends and accretion ...........................        (11)        (1)
                                                                       -----------------------------
  Net income available to common stockholders .....................    $    66    $   224    $   157
                                                                       -----------------------------
Basic earnings per common share
 Income from continuing operations before extraordinary item ......    $   .30    $   .94    $   .75
 Discontinued operations ..........................................                              .01
 Gain on disposition of discontinued operations ...................                   .02        .01
 Extraordinary item ...............................................       (.03)                 (.05)
                                                                       -----------------------------
  Net income available to common stockholders .....................    $   .27    $   .96    $   .72
                                                                       -----------------------------
Weighted average shares outstanding ...............................        244        233        217
                                                                       -----------------------------
Diluted earnings per common share
 Income from continuing operations before extraordinary item ......    $   .29    $   .93    $   .74
 Discontinued operations ..........................................                              .01
 Gain on disposition of discontinued operations ...................                   .03        .01
 Extraordinary item ...............................................       (.02)                 (.05)
                                                                       -----------------------------
  Net income available to common stockholders .....................    $   .27    $   .96    $   .71
                                                                       -----------------------------
Weighted average shares outstanding ...............................        245        234        220
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                       SMURFIT-STONE CONTAINER CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions, except share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                  Common Stock     Preferred Stock
                                             -------------------- -----------------                        Accumulated
                                               Number      Par     Number           Additional  Retained      Other
                                                 of       Value,     of              Paid-In    Earnings  Comprehensive
                                               Shares      $ 01    Shares  Amount    Capital   (Deficit)  Income (Loss)    Total
                                             -------------------------------------------------------------------------------------
Balance at January 1, 1999 ................  214,959,041  $   2           $        $    3,376  $  (1,743)     $    (1)   $   1,634

Comprehensive income
 Net income ...............................                                                          157                       157
 Other comprehensive income (loss)
  Unrealized holding gain on marketable
   securities, net of tax of $2 ...........                                                                         3            3
  Foreign currency translation adjustment,
   net of tax of $(7) .....................                                                                       (11)         (11)
  Minimum pension liability adjustment,
   net of tax of $2 .......................                                                                         4            4
                                                                                                                         ---------
    Comprehensive income ..................                                                                                    153
Issuance of common stock under stock
  option plan .............................    2,861,721                                   60                                   60
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1999 ..............  217,820,762      2                         3,436     (1,586)          (5)       1,847
Comprehensive income
 Net income ...............................                                                          225                       225
 Other comprehensive income (loss)
  Foreign currency translation adjustment,
   net of tax of $(5) .....................                                                                        (8)          (8)
                                                                                                                         ---------
    Comprehensive income ..................                                                                                    217
Issuance of common stock for acquisition of
 St Laurent Paperboard, net of registration
   costs ..................................   25,335,381                                  392                                  392
Preferred stock transaction ...............                     4,599,300     73           (8)                                  65
Issuance of common stock under stock
  option plan .............................      411,143                                    8                                    8
Preferred stock dividends .................                                                           (1)                       (1)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 2000 ..............  243,567,286      2 4,599,300     73        3,828     (1,362)         (13)       2,528

Comprehensive income (loss)
 Net income ...............................                                                           77                        77
 Other comprehensive income (loss)
  Cumulative effect of accounting change,
   net of tax of $4 .......................                                                                         5            5
  Deferred hedge gain (loss), net of tax
    of $(11) ..............................                                                                       (16)         (16)
  Unrealized holding loss on marketable
   securities, net of tax of $(1) .........                                                                        (2)          (2)
  Foreign currency translation adjustment,
   net of tax of $(2) .....................                                                                        (3)          (3)
  Minimum pension liability adjustment,
   net of tax of $(62) ....................                                                                      (101)        (101)
                                                                                                                         ---------
    Comprehensive income (loss) ...........                                                                                    (40)
Issuance of common stock under stock
  option plan .............................      335,075                                    5                                    5
Preferred stock dividends and accretion ...                                    3                     (11)                       (8)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 2001 ..............  243,902,361  $   2 4,599,300 $   76   $    3,833  $  (1,296)     $  (130)   $   2,485
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                       SMURFIT-STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)                                                    2001        2000      1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income ........................................................................    $    77    $   225    $   157
 Adjustments to reconcile net income to net cash provided by operating activities
  Gain on disposition of discontinued operations ...................................                   (10)        (2)
  Extraordinary loss from early extinguishment of debt .............................         10          1         19
  Depreciation, depletion and amortization .........................................        478        432        430
  Amortization of deferred debt issuance costs .....................................         11         10         14
  Deferred income taxes ............................................................         85        213        137
  Gain on sale of assets ...........................................................        (10)        (6)      (446)
  Foreign currency transaction gains ...............................................         (8)                   (7)
  Non-cash restructuring charge ....................................................          6         32          4
  Change in current assets and liabilities,
   net of effects from acquisitions and dispositions
    Receivables ....................................................................        119         82       (186)
    Inventories ....................................................................         61         65          8
    Prepaid expenses and other current assets ......................................          7         31         38
    Accounts payable and accrued liabilities .......................................       (168)       (76)        88
    Interest payable ...............................................................        (13)       (17)       (15)
    Income taxes ...................................................................        (15)       (21)        (9)
    Income tax benefit on exercise of employee stock options .......................                     2         15
  Other, net .......................................................................        (42)      (156)       (62)
                                                                                        -----------------------------
Net cash provided by operating activities ..........................................        598        807        183
                                                                                        -----------------------------
Cash flows from investing activities
 Expenditures for property, plant and equipment ....................................       (189)      (363)      (156)
 Proceeds from property and timberland disposals and sale of businesses ............         35         78      1,417
 Payments on acquisitions, net of cash received ....................................        (43)      (631)
 Net proceeds from sale of receivables .............................................                              226
                                                                                        -----------------------------
 Net cash provided by (used for) investing activities ..............................       (197)      (916)     1,487
                                                                                        -----------------------------
Cash flows from financing activities
 Proceeds from long-term debt ......................................................      1,325      1,525
 Net repayments of debt ............................................................     (1,674)    (1,356)    (1,611)
 Net borrowings (repayments) under accounts receivable securitization programs .....        (26)         3       (211)
 Debt repurchase premiums ..........................................................        (14)
 Preferred dividends paid ..........................................................         (8)
 Distributions to minority interests ...............................................                   (30)
 Proceeds from exercise of stock options ...........................................          4          6         17
 Deferred debt issuance costs ......................................................        (27)       (17)
                                                                                        -----------------------------
 Net cash provided by (used for) financing activities ..............................       (420)       131     (1,805)
                                                                                        -----------------------------
 Effect of exchange rate changes on cash ...........................................                    (1)         4
                                                                                        -----------------------------
Increase (decrease) in cash and cash equivalents ...................................        (19)        21       (131)
 Cash and cash equivalents
 Beginning of year .................................................................         45         24        155
                                                                                        -----------------------------
 End of year .......................................................................    $    26    $    45    $    24
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                       SMURFIT-STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Tabular amounts in millions, except share data)

1.   Significant Accounting Policies

Basis of Presentation: Smurfit-Stone Container Corporation ("SSCC" or the "Company") owns 100% of the equity interest in JSCE, Inc. and Stone Container Corporation ("Stone"). On November 18, 1998, Stone merged with a wholly owned subsidiary of the Company (the "Stone Merger"). The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is the guarantor of the senior unsecured indebtedness of JSC(U.S.). JSCE, Inc. has no operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States. Stone has domestic and international operations. On May 31, 2000, the Company, through a subsidiary of Stone, acquired (the "St. Laurent Acquisition") St. Laurent Paperboard Inc. ("St. Laurent") (See Note 2).

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where the Company does not have a majority voting interest and non-majority owned affiliates are accounted for on the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $9 million and $18 million were pledged at December 31, 2001 and 2000, as collateral for obligations associated with the accounts receivable securitization program (See Note 7).

Revenue Recognition: The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, products are shipped to external customers and collectibility is reasonably assured. Shipping and handling costs are included in cost of good sold.

Inventories: Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $282 million in 2001 and $294 million in 2000 which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $62 million and $81 million at December 31, 2001 and 2000, respectively.

Net Property, Plant and Equipment: Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Paper machines have been assigned a useful life of 18 to 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12 to 20 years. Property, plant and equipment acquired in the St. Laurent Acquisition were recorded at fair value.

These assets were assigned remaining useful lives of 18 years for paper machines and 12 years for major converting equipment. (See Note 2).

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

Goodwill: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years (See Prospective Accounting Pronouncements).

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

Marketable Securities: The Company includes its available for sale marketable securities in other assets. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity.

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 10).

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency except for the operations in Canada. The functional currency for the Canadian operations was changed from the local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent Acquisition.

Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (See Note
14). Foreign currency transaction gains or losses are credited or charged to income.

Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company January 1, 2001. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See
Note 8).

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gain or loss on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 5).

Stock-Based Compensation: The Company accounts for stock-based plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of Restricted Stock Units ("RSUs"), immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program are expensed over the vesting period.

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Reserves for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 2001 presentation. Gain on sale of assets, relating to assets utilized in operations, has been reclassified from other, net to a separate component of operating income in the consolidated statements of operations.

Prospective Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the statement is expected to result in an increase in net income of approximately $91 million per year ($0.37 per share). During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144 "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets, including discontinued operations. The impact of this new standard is not expected to be material.

2.   St. Laurent Acquisition

The St. Laurent Acquisition was accounted for as a purchase business combination, and accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operations of the Company after May 31, 2000. Each outstanding common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. The total consideration paid by the Company in connection with the St. Laurent Acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of SSCC common stock and the assumption of $376 million of St. Laurent's debt. The cash portion of the purchase price was finance through borrowings under certain of the Company's credit facilities, including a new credit facility entered into by the Company.

The purchase price allocation was completed during the second quarter of 2001. The final allocation resulted in acquired goodwill of approximately $222 million, which is being amortized on a straight-line basis over 40 years. The preliminary allocation was adjusted primarily for the final fixed asset valuations.

The following unaudited pro forma information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000:

                                                                 2000
                                                                 ----

Net sales....................................................  $9,281
Income before extraordinary item.............................     216
Net income ..................................................     216

Net income per common share
 Basic.......................................................  $  .89
 Diluted.....................................................  $  .88

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000.

The following is a summary of the exit liabilities recorded in the allocation of the purchase price:

                                                       Lease          Other
                                       Severance    Commitments    Commitments   Total
                                  -------------------------------------------------------
Opening balance.................         $ 4            $ 2            $ 4        $10
 Payments.......................          (1)                           (2)        (3)
                                  -------------------------------------------------------
Balance at December 31, 2000....           3              2              2          7
 Payments.......................          (3)            (1)            (2)        (6)
 Adjustments....................           1                             1          2
                                  -------------------------------------------------------
Balance at December 31, 2001....         $ 1            $ 1            $ 1        $ 3
                                  -------------------------------------------------------

Future cash outlays under the exit liabilities are anticipated to be $2 million in 2002 and $1 million thereafter.

3.   Stone Merger and Restructurings

Merger with Stone Container Corporation In connection with the Stone Merger, the allocation of the cost to acquire Stone included liabilities associated with the permanent shutdown of certain containerboard mill and pulp mill facilities of Stone, the termination of certain Stone employees and long-term commitments.

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

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth, Florida facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized. The $15 million reduction to the exit liabilities in 2000 is due primarily to the assumption of certain lease commitments by the buyer of the Port Wentworth facility.

The following table is a summary of the exit liabilities recorded as part of the Stone Merger. The remaining long-term lease commitments include the five converting facilities and the corporate office.

                                                       Settlement                  Mill
                                           Lease        of FCPC        Other      Closure
                            Severance   Commitments    Litigation   Commitments    Costs     Total
                            ------------------------------------------------------------------------
Balance at
January 1, 1999..........      $10          $37           $ 37          $13         $9       $106

    Payments.............      (13)          (6)            (1)          (2)        (7)       (29)
    Adjustments..........        8            8             87            4         (1)       106
                            ------------------------------------------------------------------------
Balance at
December  31, 1999.......        5           39            123           15          1        183

    Payments.............       (3)          (8)          (123)          (2)        (1)      (137)
    Adjustments..........       (2)         (13)                                              (15)
                            ------------------------------------------------------------------------
Balance at
December  31, 2000.......                    18                          13                    31

    Payments.............                    (3)                         (3)                   (6)
                            ------------------------------------------------------------------------
Balance at
December 31,2001.........      $            $15           $             $10         $        $ 25
                            ------------------------------------------------------------------------

Restructurings

During 1998, the Company recorded a restructuring charge related to the permanent shutdown of certain containerboard mill operations and related facilities formerly operated by JSC(U.S.), the termination of certain JSC(U.S.) employees and liabilities for lease commitments at the closed JSC(U.S.) facilities.

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

During 2000, the Company recorded restructuring charges of $53 million related to the permanent shutdown of a containerboard mill, five converting facilities, a sawmill and a multiwall bag facility. The assets of these facilities were adjusted to their estimated fair value less costs to sell resulting in a $32 million non-cash write down. The terminated employees included approximately 220 employees at the containerboard mill and sawmill and approximately 680 employees at the converting facilities, including the multiwall bag facility. The net sales and operating loss of these shutdown facilities in 2000 prior to closure were $56 million and $17 million, respectively. The net sales and operating loss of these facilities in 1999 were $88 million and $1 million, respectively.

During 2001, the Company recorded restructuring charges of $10 million related to the permanent shutdown of two converting facilities, two sawmills, a boxboard paper machine and related operation and the shutdown of a trucking operation. The assets of these closed operations were adjusted to their estimated fair value less cost to sell resulting in a $6 million non-cash write down. These shutdowns resulted in approximately 310 employees being terminated. The net sales and operating loss of these facilities in 2001 prior to closure were $50 million and $12 million, respectively. The net sales and operating loss of these facilities in 2000 were $46 million and $6 million, respectively.

The following is a summary of the restructuring liabilities recorded:

                              Write-down of
                              Property and                 Lease    Pension    Facility
                              Equipment to                Commit-   Curtail-   Closure
                               Fair Value     Severance    ments     ments      Costs     Other   Total
                            ----------------------------------------------------------------------------
Balance at
January 1, 1999..........         $             $ 24        $20       $  9        $10      $ 8    $ 71

 Charge..................            4             5                     3          1        2      15
 Payments................                        (27)        (3)                   (3)      (3)    (36)
 Adjustments.............           (4)                                (12)                 (5)    (21)
                            ----------------------------------------------------------------------------
Balance at December 31,
1999.....................                          2         17                     8        2      29

 Charge..................           32            12          4                     4        1      53
 Payments................                        (10)        (4)                   (1)      (1)    (16)
 Adjustments.............          (32)                                                            (32)
                            ----------------------------------------------------------------------------
Balance at December 31,
2000.....................                          4         17                    11        2      34

 Charge..................            6             2          1                     1               10
 Payments................                         (4)        (2)                   (2)      (1)     (9)
 Adjustments.............           (6)                                                             (6)
                            ----------------------------------------------------------------------------
Balance at
December 31, 2001........         $             $  2        $16       $           $10      $ 1    $ 29
                            ----------------------------------------------------------------------------

Cash Requirements

Future cash outlays under the restructuring of Stone and JSC(U.S.) operations are anticipated to be $14 million in 2002, $7 million in 2003, $10 million in 2004, and $23 million thereafter.

4.   Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                                 2001            2000
                                                             -------------------------
Land                                                          $   134         $   132
Buildings and leasehold improvements.....................         613             565
Machinery, fixtures and equipment........................       6,186           6,033
Construction in progress.................................          87             186
                                                             -------------------------
                                                                7,020           6,916
Less accumulated depreciation and amortization...........      (1,641)         (1,307)
                                                             -------------------------
     Net property, plant and equipment...................     $ 5,379         $ 5,609
                                                             -------------------------

The total value assigned to the St. Laurent property, plant and equipment was $1,284 million in St. Laurent's final purchase price allocation (See Note 2). Depreciation and depletion expense was $387 million, $343 million and $352 million for 2001, 2000 and 1999, respectively. Net property, plant and equipment include capitalized leases of $65 million and $68 million and related accumulated amortization of $41 million and $39 million at December 31, 2001 and 2000, respectively.

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

SRC is a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC, for which the Company did not retain an interest, are not included in the Company's consolidated balance sheets.

At December 31, 2001 and 2000, $271 million and $295 million of accounts receivable had been sold under the program, of which $33 million and $66 million were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $11 million and $16 million in 2001 and 2000 respectively, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest are as follows:

                                               Year Ended                        Year Ended
                                              December 31,     December 31,     December 31,      December 31,
                                                 2001              2001           2000               2000
                                           -------------------------------------------------------------------
Residual cash flows discounted at ....              8.00%          8.00%          8.00%              8.00%
Expected loss and dilution rate.......         2.70%-4.66%         6.22%         3.42%-3.82%         5.45%
Variable return to investors .........     LIBOR plus 50 to        2.68%      LIBOR plus 50 to       7.20%
                                            180 basis points                   180 basis points

At December 31, 2001, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from SRC:

                                                                           2001             2000
                                                                   -------------------------------
Cash proceeds from sales of receivables.......................           $2,884           $2,748
Servicing fees received.......................................                3                3
Other cash flows received on retained interest................                1               30
Interest income...............................................                1                1

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Notes Holdings, a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and the monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest included in other assets was $40 million and $37 million at December 31, 2001 and 2000, respectively. The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2001, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

The gain of $407 million on the timberland sale and the related note monetization program is included in gain on sale of assets in the 1999 consolidated statement of operations.

6.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. The Company's significant non-consolidated affiliate at December 31, 2001 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc ("JS Group"), a significant stockholder of the Company. Smurfit-MBI had net sales of $441 million and $460 million in 2001 and 2000, respectively. The Company has not guaranteed and is not otherwise contingently liable for any debts or obligations of Smurfit-MBI.

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc. ("Abitibi") and recorded a $39 million gain, which is included in gain on sale of assets in the consolidated statements of operations.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented as follows:

                                                                         2001        2000
                                                                    -------------------------
Results of operations
 Net sales..................................................           $683        $746
 Cost of sales..............................................            595         649
 Income before income taxes, minority interest and
 extraordinary charges......................................             37          38
 Net income ................................................             37          36


                                                                    December 31,   December 31,
                                                                       2001           2000
                                                                    ---------------------------
Financial position:
 Current assets                                                      $143           $158
 Non-current assets.........................................          147            161
 Current liabilities........................................           82             99
 Non-current liabilities....................................          127            112
 Stockholders' equity.......................................           81            108

7.   Long-Term Debt

Long-term debt, as of December 31 is as follows:


                                                                                                 2001        2000
                                                                                                ------------------
Bank Credit Facilities

JSC(U.S.)
---------
Tranche A Term Loan (3.6% weighted average variable rate), payable in various
 installments through March 31, 2005.........................................................   $  250      $  275
Tranche B Term Loan (4.1% weighted average variable rate), payable in various
 installments through March 31, 2007.........................................................      275          65
Revolving Credit Facility (5.3% weighted average variable rate), due March 31,
 2005........................................................................................       48          17


Stone
-----
Tranche C Term Loan (5.7% weighted average variable rate), payable in various
 installments through October 1, 2003........................................................      146         181
Tranche D Term Loan (5.7% weighted average variable rate), payable in various
 installments through October 1, 2003........................................................      138         173
Tranche E Term Loan (5.7% weighted average variable rate), payable in various
 installments through October 1, 2003........................................................      197         233
Tranche F Term Loan (5.3% weighted average variable rate), payable in various
 installments through December 31, 2005......................................................      563         569
Tranche G Term Loan (5.7% weighted average variable rate), due December 31,
 2006........................................................................................      402         402
Tranche H Term Loan (5.7% weighted average variable rate), due December 31,
 2006........................................................................................      347         348
Revolving Credit Facility (6.8% weighted average variable rate), due December
 31, 2005....................................................................................       43         177
Revolving Credit Facility (Canada) (7.3% weighted average variable rate), due
 December 31,2005............................................................................                    3
 4.98% to 7.96% term loans, denominated in foreign currencies, payable in
 varying amounts through 2004................................................................        7          12
                                                                                                ------------------
                                                                                                 2,416       2,455

Accounts Receivable Securitization Program Borrowings
JSC(U.S.) accounts receivable securitization program borrowings (2.2% weighted average variable rate), $15 million term loan due in February 2002, other due
 in February 2004............................................................................      201         227


Senior Notes

JSC(U.S.)
---------
11.25% Series A unsecured senior notes, due May 1, 2004.....................................                   287
10.75% Series B unsecured senior notes, due May 1, 2002.....................................       100         100
 9.75% unsecured senior notes, due April 1, 2003............................................       500         500

                                                                                                 2001        2000
                                                                                                ------------------
Stone
-----
10.75% first mortgage notes, due October 1, 2002 (plus unamortized premium of
 $9 in 2000)................................................................................                   509
8.45% mortgage notes, payable in monthly installments through August 1, 2007
 and $69 on September 1, 2007...............................................................        78          80
11.5% unsecured senior notes, due October 1, 2004 (plus unamortized premium
 of $8 in 2000).............................................................................                   208
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium
 of $4 and $4)..............................................................................       204         204

12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus unamortized
 premium of $2 and $2)......................................................................       127         127
9.25% unsecured senior notes, due February 1, 2008..........................................       300
9.75% unsecured senior notes, due February 1, 2011..........................................       750
                                                                                                ------------------
                                                                                                 2,059       2,015
Other Debt

Other (including obligations under capitalized leases of $25 and $34).......................       290         307

Stone Subordinated Debt
10.75% senior subordinated debentures and 1.5% supplemental interest certificates, due on
 April 1, 2002 (less unamortized discount of $1 in 2000)....................................                    99
 10.75% senior subordinated debentures, due April 1, 2002 ..................................                   200
6.75% convertible subordinated debentures (convertible at $34.28 per share), due February
 15, 2007 (less unamortized discount of $6 in 2000).........................................                    39
                                                                                                ------------------
                                                                                                               338
                                                                                                ------------------
Total debt .................................................................................     4,966      5,342
Less current maturities.....................................................................      (212)       (44)
                                                                                                ------------------
Total long-term debt .......................................................................    $4,754      $5,298
                                                                                                ------------------

The amounts of total debt outstanding at December 31, 2001 maturing during the next five years are as follows:


2002.....................................................        $  212
2003.....................................................         1,217
2004.....................................................           105
2005.....................................................           758
2006 ....................................................         1,114
Thereafter...............................................         1,560

Stone Bond Offering

On January 25, 2001, Stone closed on a bond offering ("Stone Bond Offering") to issue $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008. The proceeds of this issuance along with additional borrowings on the Stone Revolving Credit Facility of $32 million were used on February 23, 2001 to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

Bank Credit Facilities

JSC(U.S.) Credit Agreement
--------- ----------------

JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $150 million may consist of letters of credit, and two senior secured term loans (Tranche A and Tranche B) aggregating $525 million at December 31, 2001. A commitment fee of 0.375% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 2001, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $437 million.

In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the JSC(U.S.) Credit Agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

On January 5, 2001, JSC(U.S.) prepaid the remaining $65 million Tranche B term loan. On April 27, 2001, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to allow for a new Tranche B term loan. The proceeds along with additional borrowings under the Revolving Credit Facility were used solely to redeem in full the 11.25% unsecured senior notes, aggregating $287 million, and to pay any fees and expenses incurred in relation to the repurchase. In the fourth quarter of 2001, JSC(U.S.) prepaid $25 million of the Tranche A term loan. An extraordinary loss of $2 million (net of tax of $2 million) was recorded due to the early extinguishment of debt in 2001.

During 1999, the proceeds from the timberland sale and the Newberg newsprint mill sale were used to reduce the balance of the Tranche A and Tranche B term loans. The write-off of related deferred debt issuance costs totaling $10 million (net of income tax benefits of $6 million) is reflected in the accompanying consolidated statements of operations as an extraordinary item.

The JSC(U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness. As a result of excess cash flow in 2000, JSC(U.S.) was required to make a $59 million prepayment on the Tranche A term loan prior to March 31, 2001. However, on March 28, 2001, JSC(U.S.) received approval of an amendment to the JSC(U.S.) Credit Agreement which waived the mandatory excess cash flow payment.

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

Stone Credit Agreement
----------------------

Stone has a bank credit agreement which provides for four senior secured term loans (Tranche C, Tranche D, Tranche E and Tranche F term loans), aggregating $1,044 million at December 31, 2001 with maturities ranging from October 1, 2003 to December 31, 2005, and a $560 million senior secured revolving credit facility ("Stone Revolving Credit Facility"), up to which $100 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Stone Credit Agreement"). Stone pays a 0.5% commitment fee on the unused portions of the Stone Revolving Credit Facility. At December 31, 2001, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $488 million. The Stone Credit Agreement is secured by a security interest in substantially all of the assets of Stone and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container plants. In the fourth quarter of 2001, Stone prepaid approximately $33 million on the Tranche C term loan, $33 million on the Tranche D term loan, and $34 million on the Tranche E term loan.

On May 31, 2000, Stone and certain of its wholly owned subsidiaries closed on new credit facilities (the "Stone Additional Credit Agreement") with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006 and (ii) a $100 million Canadian revolving credit facility maturing on December 31, 2005. The proceeds of the Stone Additional Credit Agreement were used to fund the cash component of the St. Laurent Acquisition, refinance certain existing indebtedness of St. Laurent, and pay fees and expenses related to the St. Laurent Acquisition. The Canadian revolving credit facility will be used for general corporate purposes. At December 31, 2001, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $85 million. The Stone Additional Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition.

The Stone Credit Agreement and the Stone Additional Credit Agreement contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain covenants. Both credit agreements also require prepayments of the term loans if Stone has excess cash flows, as defined, or receives proceeds from certain asset sales or incurrence of certain indebtedness. As a result of excess cash flow in 2001, Stone is required to make a $38 million prepayment on the term loans covered by the Stone Credit Agreement prior to March 31, 2002. The Company intends to fund the $38 million prepayment with available borrowings under the Stone Revolving Credit Facility.

On January 23, 2002, Stone and its bank group amended the Stone Credit Agreement and the Stone Additional Credit Agreement to permit Stone to call for redemption prior to September 30, 2002 all of its 12.58% rating adjustable unsecured senior notes due 2016 in an aggregate outstanding principal amount of $125 million plus accrued interest and stated premium with borrowings under the Stone Revolving Credit Facility.

Accounts Receivable Securitization Program Borrowings

JSC(U.S.) Securitization Program
--------------------------------

JSC(U.S.) currently has a $229 million accounts receivable securitization program (the "Securitization Program"). On March 9, 2001, the previous Securitization Program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the Revolving Credit Facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan was also outstanding as of December 31, 2001. The $15 million term loan was repaid in February 2002.

The Securitization Program provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a revolving credit facility and a $15 million term loan. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $28 million available for additional borrowing at December 31, 2001, subject to eligible accounts receivable. Commercial paper borrowings under the program have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

Senior Notes

JSC(U.S.)
---------

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

Stone
-----

Stone's senior notes aggregating $1,081 million at December 31, 2001, are redeemable in whole or in part at the option of Stone at various dates, at par plus a weighted average premium of 4.08%. The 9.25% unsecured senior notes of $300 million are not redeemable.

The indentures governing Stone's 11.5% senior notes due 2006 and the 12.58% rating adjustable senior notes due 2016, totaling aggregate principal of $325 million at December 31, 2001, generally provide that in the event of a "change of control" (as defined in the indentures), Stone must offer to repurchase the senior notes. The Stone Merger constituted such a change of control. As a result, Stone is required to make an offer to repurchase the senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under Stone's bank debt, prior to making an offer to repurchase these senior notes, the indentures require that Stone either pay the bank debt or obtain the consent of its bank lenders to such repurchase. A repurchase of senior notes, other than the 12.58% rating adjustable senior notes, is currently prohibited by the terms of the Stone bank debt. Although the terms of the senior notes refer to an obligation to repay the Stone bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. Stone has sought and intends to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of the senior notes.

The 8.45% mortgage notes are secured by the assets at 37 of Stone's corrugated container plants.

Other

Interest costs capitalized on construction projects in 2001, 2000 and 1999 totaled $4 million, $9 million and $4 million, respectively. Interest payments on all debt instruments for 2001, 2000 and 1999 were $471 million, $550 million and $583 million, respectively.

8.   Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

Upon adoption of SFAS No. 133, the Company recorded a cumulative effect of an accounting change gain of approximately $5 million (net of tax of $4 million) in OCI.

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts

The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the year ended December 31, 2001, the Company reclassified a $6 million loss from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2001 is a $15 million loss included in other current liabilities. At December 31, 2001, the Company recorded a $1 million loss in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

For the year ended December 31, 2001, the Company recorded an $8 million loss in cost of goods sold on settled commodity future contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. The fair value of the Company's foreign currency forward contracts at December 31, 2001 is a $4 million loss included in other current liabilities. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

The cumulative deferred hedge loss on all commodity and foreign currency contracts is $11 million (net of tax of $7 million) at December 31, 2001. The Company expects to reclassify $11 million into cost of goods sold during 2002.

9.   Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2002 ....................................................................   $116
2003 ....................................................................     95
2004 ....................................................................     75
2005 ....................................................................     62
2006 ....................................................................     46
Thereafter ..............................................................     71
                                                                            ----
     Total minimum lease payments .......................................   $465
                                                                            ----

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $161 million, $154 million and $156 million for 2001, 2000 and 1999, respectively.

10.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                  2001       2000
                                                                                -------------------
Deferred tax liabilities
 Property, plant and equipment and timberland .............................     $(1,529)   $(1,597)
 Inventory ................................................................         (47)       (47)
 Investments in affiliates ................................................         (14)       (45)
 Timber installment sale ..................................................        (134)      (129)
 Other ....................................................................        (114)      (128)
                                                                                ------------------
 Total deferred tax liabilities ...........................................      (1,838)    (1,946)
                                                                                ------------------

Deferred tax assets
 Employee benefit plans ...................................................         225        165
 Net operating loss, alternative minimum tax and tax credit carryforwards..         593        538
 Deferred gain ............................................................          18         56
 Purchase accounting liabilities ..........................................          51         94
 Deferred debt issuance cost ..............................................          11         47
 Restructuring ............................................................          12         18
 Other ....................................................................         109        153
                                                                                ------------------
 Total deferred tax assets ................................................       1,019      1,071
 Valuation allowance for deferred tax asset ...............................        (208)      (208)
                                                                                ------------------

 Net deferred tax assets ..................................................         811        863
                                                                                ------------------

 Net deferred tax liabilities .............................................     $(1,027)   $(1,083)
                                                                                ------------------

At December 31, 2001, the Company had approximately $1,086 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $380 million and $38 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2005, with a tax value of $13 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. The Company had net operating loss carryforwards for state purposes with a tax value of $97 million, which expire from 2002 to 2020. A valuation allowance of $56 million has been established for a portion of these deferred tax assets. Further, the Company had approximately $86 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $29 million. The Company had approximately $74 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Provision for income taxes on income from continuing operations before income taxes, minority interest and extraordinary item is as follows:

                                                   2001        2000        1999
                                                 ------------------------------
Current
 Federal ...................................     $  (3)      $  (6)      $   7
 State and Local ...........................        (6)         (2)          1
 Foreign ...................................       (10)         (6)        (19)
                                                 -----------------------------
 Total current expense .....................       (19)        (14)        (11)

Deferred
 Federal ...................................       (59)       (144)       (123)
 State and local ...........................       (10)        (32)        (27
 Foreign ...................................       (19)        (16)         (7)
                                                 -----------------------------
 Total deferred expense ....................       (88)       (192)       (157)
                                                 -----------------------------
  Total provision for income taxes .........     $(107)      $(206)      $(168)
                                                 -----------------------------

The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes, minority interest and extraordinary item as follows:

                                                                   2001     2000     1999
                                                                  ------------------------
U.S. federal income tax provision at federal statutory rate ...   $ (67)   $(152)   $(119)
Permanent differences from applying purchase accounting .......     (32)     (31)     (29)
Other permanent differences ...................................       2       (1)      (3)
State income taxes, net of federal income tax effect ..........     (10)     (22)     (17)
                                                                  ------------------------
Total provision for income taxes ..............................   $(107)   $(206)   $(168)
                                                                  ------------------------

The components of the income from continuing operations before income taxes, minority interest and extraordinary item are as follows:

                                                                                  2001   2000   1999
                                                                                  ------------------
United States .................................................................   $103   $389   $282
Foreign .......................................................................     88     45     57
                                                                                  ------------------
Income from continuing operations before income taxes, minority interest and ..
 extraordinary item ...........................................................   $191   $434   $339
                                                                                  ------------------

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

The Company made income tax payments of $37 million, $34 million and $47 million in 2001, 2000 and 1999, respectively.

11.  Employee Benefit Plans

Defined Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. On December 31, 2000, the domestic defined benefit plans of St. Laurent were merged with the defined benefit plans of Stone and JSC(U.S.). The assets of these plans are available to meet the funding requirements of the combined plans.

Approximately 42% of the Company's domestic pension plan assets at December 31, 2001 are invested in cash equivalents or debt securities, and 58% are invested in equity securities. Equity securities at December 31, 2001 include 0.7 million shares of SSCC common stock with a market value of approximately $12 million and
26.0 million shares of JS Group common stock having a market value of approximately $57 million. Dividends paid on JS Group common stock during 2001 and 2000 were approximately $2 million in each year.

The Company sponsors noncontributory and contributory defined benefit pension plans for its foreign operations. Approximately 45% of the foreign pension plan assets at December 31, 2001 are invested in cash equivalents or debt securities and 55% are invested in equity securities.

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") were 12.00% for the U.S. plans and 9.40% for the foreign plans at December 31, 2001, decreasing to the ultimate rate of 5.00% for the U.S. plans and 4.80% for the foreign plans. The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2001 by $13 million and would change the annual net periodic postretirement benefit cost by $1 million for 2001.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                   Defined Benefit Plans  Postretirement Plans
                                                   -------------------------------------------
                                                      2001        2000      2001       2000
                                                   -------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1 ................   $ 2,182     $ 1,711     $ 187      $ 168
Service cost ...................................        47          41         4          3
Interest cost ..................................       156         143        15         13
Amendments .....................................        16          15       (11)
Plan participants' contributions ...............         3           2         9          6
Curtailments ...................................                    (3)                  (3)
Actuarial loss .................................        93         123        55          6
Acquisitions ...................................         7         278         4         22
Foreign currency rate changes ..................       (28)        (16)       (1)        (1)
Benefits paid ..................................      (128)       (112)      (31)       (27)
                                                   -------     -------     -----      -----
Benefit obligation at December 31 ..............   $ 2,348     $ 2,182     $ 231      $ 187
                                                   -------     -------     -----      -----

Change in plan assets:
Fair value of plan assets at January 1 .........   $ 1,841     $ 1,697     $          $
Actual return on plan assets ...................       (34)
Employer contributions .........................        44          20        22         21
Plan participants' contributions ...............         3           2         9          6
Acquisitions ...................................         7         242
Foreign currency rate changes ..................       (19)         (8)
Benefits paid ..................................      (128)       (112)      (31)       (27)
                                                   -------     -------     -----      -----
Fair value of plan assets at December 31 .......   $ 1,714     $ 1,841     $          $
                                                   -------     -------     -----      -----

Over (under) funded status: ....................   $  (634)    $  (341)    $(231)     $(187)
Unrecognized actuarial loss ....................       316           9        53
Unrecognized prior service cost ................        65          55       (11)        (1)
Net transition obligation ......................                    (1)
                                                   -------     -------     -----      -----
Net amount recognized ..........................   $  (253)    $  (278)    $(189)     $(188)
                                                   -------     -------     -----      -----

Amounts recognized in the balance sheets:
Accrued benefit liability ......................   $  (484)    $  (318)    $(189)     $(188)
Accumulated other comprehensive (income) loss ..       163
Intangible asset ...............................        68          40
                                                   -------     -------     -----      -----
Net amount recognized ..........................   $  (253)    $  (278)    $(189)     $(188)
                                                   -------     -------     -----      -----

The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                      Defined Benefit Plans      Postretirement Plans
                                                     --------------------------------------------------
                                                        2001         2000         2001          2000
                                                     --------------------------------------------------
Weighted average discount rate:
 U.S. plans......................................         7.25%        7.50%         7.25%        7.50%
 Foreign plans...................................         6.50%        7.00%         6.50%        7.00%
Rate of compensation.............................    3.25-4.00%   3.50-4.00%           N/A          N/A
Expected return on assets........................    9.50-9.75%   7.80-9.50%           N/A          N/A
Health care cost trend on covered charges........           N/A          N/A   9.40-12.00%   5.25-6.00%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

                                     Defined Benefit Plans     Postretirement Plans
                                    ------------------------   -------------------
                                     2001     2000     1999    2001    2000   1999
                                    ------------------------   -------------------
Service cost ....................   $  47    $  45    $  48    $  4     $ 2    $ 2
Interest cost ...................     156      143      121      15      13     12
Expected return on plan assets ..    (176)    (160)    (138)
Curtailment cost ................                         6
Net amortization and deferral ...       7       (4)      (4)
Recognized actuarial (gain) loss       (2)     (11)       3              (1)
Multi-employer plans ............       6        4        4               1      1
                                    -----    -----    -----    ----     ---    ---
Net periodic benefit cost .......   $  38    $  17    $  40    $ 19     $15    $15
                                    -----    -----    -----    ----     ---    ---

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2,348 million, $2,190 million and $1,714 million, respectively, as of December 31, 2001 and $2,182 million, $1,928 million and $1,841 million as of December 31, 2000.

Savings Plans

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $22 million, $19 million and $17 million in 2001, 2000 and 1999, respectively.

12.  SSCC Preferred Stock

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

The holders of the SSCC Preferred Stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend paid on February 15, 2001. SSCC has approximately 4.6 million shares of the SSCC Preferred Stock issued and outstanding as of December 31, 2001. Preferred stock dividends of $8 million were paid during 2001. Preferred stock accretion of $3 million was charged to retained earnings (deficit) in 2001. The holders of SSCC Preferred Stock are not entitled to voting rights on matters submitted to the Company's shareholders. The SSCC Preferred Stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC common stock for each share of SSCC Preferred Stock), subject to adjustment based on certain events. The SSCC Preferred Stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures due February 15, 2012. The SSCC Preferred Stock is redeemable at the Company's option until February 15, 2012, at which time the SSCC Preferred Stock must be redeemed. The SSCC Preferred Stock may be redeemed, at the Company's option, with cash or SSCC common stock with an equivalent fair value. The redemption price is 100.7% of the liquidation preference until February 15, 2002 and 100% thereafter. It is the Company's intention to redeem the SSCC Preferred Stock with SSCC common stock, and therefore, the SSCC Preferred Stock has been classified as equity in the accompanying consolidated balance sheets. The liquidation preference is generally $25 per share plus dividends accrued and unpaid.

13.  Stock Option and Incentive Plans

Prior to the Stone Merger, the Company and Stone each maintained incentive plans for selected employees. Effective with the Stone Merger, options outstanding under the Stone plans were converted into options to acquire SSCC common stock, and all outstanding options under both the Company and the Stone plans became exercisable and fully vested.

In November 1998, the shareholders approved the 1998 Long-Term Incentive Plan (the "1998 Plan") reserving 8.5 million shares of Company common stock for non-qualified stock options and performance awards to officers, key employees, and non-employee directors of the Company. In 2001, an additional 8 million shares of Company common stock were reserved. The stock options are exercisable at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. In general, these options expire ten years from the date of grant.

Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date. The stock options granted prior to 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. In 2001, the majority of options granted vest and become exercisable at the rate of 25% each year for four years.

The performance awards permit the holder to receive amounts, denominated in shares of Company common stock, based on the Company's performance during the period between the date of grant and a pre-established future date. Performance criteria, the length of the performance period and the form and time of payment of the award are established separately for each grant. There were no performance awards outstanding under the 1998 Plan at December 31, 2001 and 2000.

During 2001, the Company revised its annual management incentive plan so that a portion of annual employee bonuses is paid in the form of RSUs under the 1998 Plan. The RSUs are non-transferable and do not have voting rights. These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date. The Company pays a premium in the form of RSUs ("Premium RSUs") to certain employees. Premium RSUs vest at the earlier of a change in control, retirement or three years after the award date. At December 31, 2001, the Company recorded a liability of $4 million for RSUs to be issued in 2002 for services provided in 2001. The cost of Premium RSUs ($1 million) will be amortized over the three year vesting period, beginning in 2002.

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

                                                    2001       2000       1999
                                                   ---------------------------
Expected option life (years) ..................        6          6          6
Risk-free weighted average interest rate ......     5.08%      6.45%      5.43%
Stock price volatility ........................    55.00%     53.00%     52.80%
Dividend yield ................................      0.0%       0.0%       0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information is as follows:

As Reported                                            2001   2000   1999
                                                       ------------------
  Net income available to common stockholders .....    $ 66   $224   $157
  Basic earnings  per share .......................     .27    .96    .72
  Diluted earnings  per share .....................     .27    .96    .71

Pro Forma
  Net income available to common stockholders .....    $ 55   $215   $156
  Basic earnings  per share .......................     .23    .92    .72
  Diluted earnings  per share .....................     .22    .92    .71

The weighted average fair values of options granted during 2001, 2000 and 1999 were $8.23, $7.90 and $9.67 per share, respectively.

Additional information relating to the plans is as follows:

                                                                                            Weighted
                                                                                            Average
                                                           Shares Under       Option        Exercise
                                                              Option        Price Range      Price
                                                            --------------------------------------
Outstanding at January 1, 1999...........................   18,899,101    $10.00 - 29.59    $12.67
 Granted.................................................      636,500     12.81 - 23.38     17.14
 Exercised...............................................    4,475,476     10.00 - 22.35     12.37
 Cancelled...............................................       99,976     10.00 - 29.59     13.77
                                                            ----------
Outstanding at December 31, 1999.........................   14,960,149     10.00 - 23.38     12.86

 Granted.................................................    2,705,717     10.56 - 16.13     13.65
 Exercised...............................................      411,143     10.00 - 22.35     12.54
 Cancelled...............................................    1,019,152     10.00 - 22.35     14.23
                                                            ----------
Outstanding at December 31, 2000.........................   16,235,571     10.00 - 23.38     12.90

 Granted.................................................    2,779,650     14.00 - 14.96     14.42
 Exercised...............................................      328,325     10.00 - 15.81     12.80
 Cancelled...............................................      568,047     10.00 - 22.35     14.21
                                                            ----------
Outstanding at December 31, 2001.........................   18,118,849     10.00 - 23.38     13.09

The following table summarizes information about stock options outstanding at December 31, 2001:

                                Weighted     Average                    Weighted
Range of                         Average    Remaining                    Average
Exercise           Options      Exercise   Contractual      Options     Exercise
 Prices          Outstanding     Price     Life (Years)   Exercisable    Price
----------------------------------------------------------------------------------
$10.00 - 12.50    4,913,138      $10.55        4.12         4,584,732   $ 10.55
 12.69 - 13.51    6,926,470       13.00        6.47         4,993,364     13.07
 14.00 - 16.13    5,393,319       14.44        8.19         1,460,460     14.43
 17.19 - 23.38      885,922       19.58        5.51           527,422     19.83
                 ----------                                ----------
                 18,118,849                                11,565,978

The number of options exercisable at December 31, 2000 and 1999 was 12,157,304 and 11,105,160, respectively. As of December 31, 2001 approximately 7,048,000 shares were available for grant under the 1998 Plan.

14.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

                                                                               Unrealized
                                                       Foreign                 Gain (Loss)  Deferred    Accumulated
                                                       Currency     Minimum        on         Hedge        Other
                                                     Translation    Pension    Marketable     Gain     Comprehensive
                                                      Adjustment   Liability   Securities    (Loss)     Income (Loss)
                                                     ---------------------------------------------------------------
Balance at January 1, 1999 ......................       $  3         $  (4)        $          $           $  (1)
     Current period change ......................        (11)            4           3                       (4)
                                                     ---------------------------------------------------------------
Balance at December  31, 1999 ...................         (8)                        3                       (5)
     Current period change ......................         (8)                                                (8)
                                                     ---------------------------------------------------------------
Balance at December 31, 2000 ....................        (16)                        3                      (13)
     Cumulative effect of accounting
        change ..................................                                                5            5
     Net changes in fair value of
        hedging transactions ....................                                              (22)         (22)
     Net loss reclassified into earnings ........                                                6            6
     Current period change ......................         (3)         (101)         (2)                    (106)
                                                     ---------------------------------------------------------------
Balance at December 31, 2001 ....................       $(19)        $(101)        $ 1        $(11)       $(130)
                                                     ---------------------------------------------------------------

15.  Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation. SNC consisted of two newsprint mills in Oregon. In November 1999, the Company sold its Newberg, Oregon, newsprint mill for proceeds of approximately $211 million. Net gain on disposition of discontinued operations of $4 million in 1999 included the realized gain on the sale of the Newberg, Oregon newsprint mill, an expected loss on the sale of the Oregon City, Oregon, newsprint mill, actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City newsprint mill through the expected disposition date.

On May 9, 2000, the Company transferred ownership of the Oregon City, Oregon, newsprint mill to a third party, thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

SNC revenues were $43 million and $253 million for 2000 and 1999, respectively.

16.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                               2001    2000    1999
                                                                               ---------------------
Numerator:
 Income  from continuing operations before extraordinary item ..............   $ 83    $ 219    $163
 Preferred stock dividends and accretion ...................................    (11)      (1)
                                                                               ---------------------
 Income available to common stockholders ...................................   $ 72    $ 218    $163

Denominator:
 Denominator for basic earnings per share -
   weighted average shares ................................................     244      233     217
 Effect of dilutive securities:
   Employee stock options .................................................       1        1       3
                                                                               ---------------------
 Denominator for diluted earnings per share -
   adjusted weighted average shares and
    assumed conversions ...................................................     245      234     220
                                                                               ---------------------
Basic earnings per share from continuing operations before
    extraordinary item ....................................................    $.30    $ .94    $.75
                                                                               ---------------------
Diluted earnings per share from continuing operations before
    extraordinary item ....................................................    $.29    $ .93    $.74
                                                                               ---------------------

For 2001, convertible SSCC Preferred Stock to acquire three million shares of common stock with an effect of $11 million on net income available to common stockholders are excluded from the diluted earnings per share computation because they are antidilutive.

For 2000, convertible debt to acquire one million shares of common stock with an earnings effect of $2 million and convertible SSCC Preferred Stock to acquire three million shares of common stock with an effect of $8 million on net income available to common stockholders are excluded from the diluted earnings per share computation because they are antidilutive.

For 1999, convertible debt to acquire one million shares of common stock with an earnings effect of $2 million and additional minority interest shares of three million with an effect of $8 million on net income available to common stockholders are excluded from the diluted earnings per share computation because they are antidilutive.

17.  Related Party Transactions

Transactions with JS Group

Transactions with JS Group, a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:

                                                         2001     2000     1999
                                                         -----------------------
Product sales .......................................     $49      $70      $45
Product and raw material purchases ..................      27       32       21
Management services income ..........................       2        2        3
Charges from JS Group for services provided .........       1        1        1
Receivables at December 31 ..........................       2        6        2
Payables at December 31 .............................       6       11       14
Note receivable at December 31 ......................                1
Sale of business ....................................       1        2
Purchase of business ................................                2

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

Transactions with Non-consolidated Affiliates

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                      2001       2000       1999
                                                      --------------------------
Product sales .................................       $224       $216       $303
Product and raw material purchases ............         53         68         65
Receivables at December 31 ....................         36         32         43
Payables at December 31 .......................          2          2          3

18.  Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                         2001              2000
                                                -----------------    -----------------
                                                Carrying    Fair     Carrying    Fair
                                                 Amount     Value     Amount     Value
                                                -----------------    -----------------
Cash and cash equivalents ....................   $   26    $   26    $   45       $45
Notes receivable and marketable securities ...       26        26        28        28
Residual interest in timber notes ............       40        40        37        37
Derivative liabilities .......................       19        19
Long-term debt including current maturities...    4,966     5,052     5,342     5,357

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable and long-term investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the residual interest in timber notes is based on discounted future cash flows. The fair values of the Company's derivatives are based on prevailing market rates at December 31, 2001. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

19.  Other, Net

The significant components of other, net are as follows:

                                                           2001    2000   1999
                                                           --------------------
Foreign currency transaction gains .....................   $  8    $       $ 7
Gain on redemption of convertible preferred stock of
    Four M Corporation..................................             13
Loss on sales of receivables to SRC ....................    (11)    (16)
Income from non-consolidated affiliates ................     14      13     12
Other ..................................................     12      12     14
                                                           --------------------
Total other, net .......................................   $ 23    $ 22    $33
                                                           --------------------

20.  Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2001, the Company had approximately $45 million reserved for environmental liabilities.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

21.  Business Segment Information

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate level.

The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and three non-reportable segments, including Specialty Packaging, Reclamation and International. Corporate related items include goodwill, the elimination of intercompany assets and intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

In 1999, corporate related items included a $407 million gain on the timberland sale and related note monetization program and a $39 million gain on the sale of Abitibi.

                                             Container-
                                                board &
                                             Corrugated    Consumer
                                             Containers   Packaging        Other     Total
                                             ---------------------------------------------
Year ended December 31, 2001
Revenues from external customers ..........      $5,744      $1,052      $ 1,581   $ 8,377
Intersegment revenues .....................         166          24          180       370
Depreciation, depletion and amortization...         300          30          148       478
Segment profit (loss) .....................         614          95         (518)      191
Total assets ..............................       5,440         497        4,715    10,652
Capital expenditures ......................         105          23           61       189

Year ended December 31, 2000
Revenues from external customers ..........      $5,994      $1,060      $ 1,742   $ 8,796
Intersegment revenues .....................         177          26          309       512
Depreciation, depletion and amortization...         266          29          137       432
Segment profit (loss) .....................         958          98         (622)      434
Total assets ..............................       5,828         527        4,925    11,280
Capital expenditures ......................         293          17           53       363

Year ended December 31, 1999
Revenues from external customers ..........      $4,876      $  952      $ 1,595   $ 7,423
Intersegment revenues .....................         193          20          274       487
Depreciation, depletion and amortization...         188          28          203       419
Segment profit (loss) .....................         517          91         (269)      339
Total assets ..............................       4,451         512        4,896     9,859
Capital expenditures ......................          84          22           50       156

The following table presents net sales to external customers by country of origin:

                                                              2001     2000     1999
                                                             ------------------------
United States ............................................   $7,583   $8,057   $6,793
Canada ...................................................      130       89       18
Europe and other .........................................      664      650      612
                                                             ------------------------
   Total net sales .......................................   $8,377   $8,796   $7,423
                                                             ------------------------

The following table presents long-lived assets by country:

                                                              2001     2000     1999
                                                             ------------------------
United States ............................................   $4,277   $4,481   $3,715
Canada ...................................................      848      876      347
Europe and other .........................................      301      313      357
                                                             ------------------------
                                                              5,426    5,670    4,419
Goodwill .................................................    3,298    3,368    3,328
                                                             ------------------------
   Total long-lived assets ...............................   $8,724   $9,038   $7,747
                                                             ------------------------

The Company's export sales from the United States were approximately $187 million for 2001, $246 million for 2000, and $208 million for 1999.

22.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                                     First      Second     Third     Fourth
                                                                    Quarter    Quarter    Quarter    Quarter
                                                                    ----------------------------------------
2001
  Net sales ....................................................    $ 2,183    $ 2,115    $ 2,088    $ 1,991
  Gross profit .................................................        365        359        366        332
  Income from continuing operations before extraordinary item...         19         17         30         17
  Extraordinary item ...........................................         (4)        (2)
  Net income ...................................................         15         15         30         17
  Preferred stock dividends and accretion ......................         (3)        (3)        (2)        (3)
  Net income available to common stockholders ..................         12         12         28         14

  Basic earnings per share:
  Income from continuing operations before
    extraordinary item                                                  .07        .06        .11
  Extraordinary item ...........................................       (.02)      (.01)
                                                                    ----------------------------------------
  Net income ...................................................        .05        .05        .11        .06

  Diluted earnings per share:
  Income from continuing operations before
    extraordinary item..........................................        .07        .06        .11        .06
  Extraordinary item ...........................................       (.02)      (.01)
                                                                    ----------------------------------------
  Net income ...................................................        .05        .05        .11        .06

2000
   Net sales ...................................................    $ 2,035    $ 2,191    $ 2,328    $ 2,242
   Gross profit ................................................        384        418        479        445
   Income from continuing operations before
     extraordinary item.........................................         40         31         79         69
      Gain on disposition of discontinued operations ...........                     6
      Extraordinary item .......................................                     1                    (1)
      Net income................................................         40         38         79         68
      Preferred stock dividends ................................                                          (1)
   Net income available to common stockholders .................         40         38         79         67

    Basic earnings per share:
   Income from continuing operations before extraordinary item..        .18        .14        .32        .28
      Gain on disposition of discontinued operations ...........                   .03
   Extraordinary item ..........................................                                        (.01)
                                                                    ----------------------------------------
   Net income ................................................          .18        .17        .32        .27

   Diluted earnings per share:
   Income from continuing operations before extraordinary item..        .18        .14        .32        .28
      Gain on disposition of discontinued operations ...........                   .03
   Extraordinary item ..........................................                                        (.01)
                                                                    ----------------------------------------
   Net income ..................................................        .18        .17        .32        .27

                       SMURFIT-STONE CONTAINER CORPORATION
           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In millions)

                    Column A                     Column B      Column C      Column D     Column E     Column F
----------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                Balance at    Charged to                              Balance at
                                               Beginning of    Costs and      Other      Deductions     End of
                   Description                    Period       Expenses      Describe     Describe      Period
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and sales
  returns and allowances:
    Year ended December 31, 2001 ........           $ 53          $12      $  (8)(a)       $  3 (b)      $ 54
                                               -----------------------------------------------------------------
    Year ended December 31, 2000 ........           $ 50          $15      $  (4)(a)(c)    $  8 (b)      $ 53
                                               -----------------------------------------------------------------
    Year ended December 31, 1999 ........           $ 70          $        $ (10)(a)       $ 10 (b)      $ 50
                                               -----------------------------------------------------------------
Stone and St. Laurent exit liabilities:

    Year ended December 31, 2001 ........           $ 38          $        $   2 (d)       $ 12 (e)      $ 28
                                               -----------------------------------------------------------------
    Year ended December 31, 2000 ........           $183          $        $  (5)(d)       $140 (e)      $ 38
                                               -----------------------------------------------------------------
    Year ended December 31, 1999 ........           $106          $        $ 106 (f)       $ 29 (e)      $183
                                               -----------------------------------------------------------------
Restructuring:

    Year ended December 31, 2001 ........           $ 34          $10      $               $ 15 (e)      $ 29
                                               -----------------------------------------------------------------
    Year ended December 31, 2000 ........           $ 29          $53      $               $ 48 (e)      $ 34
                                               -----------------------------------------------------------------
    Year ended December 31, 1999 ........           $ 71          $15      $  (5)(d)       $ 52 (e)      $ 29
                                               -----------------------------------------------------------------

     (a) Includes the effect of the accounts receivable securitization application of SFAS No. 140.

     (b)  Uncollectible amounts written off, net of recoveries.

     (c)  Includes $3 million acquired with the acquisition of St. Laurent.

     (d) Charges and adjustments associated with the exit activities included in the purchase price allocation of St. Laurent and reduction to Stone exit liabilities.

     (e)  Charges against the reserves.

     (f) Charges associated with exit activities and litigation settlements included in the purchase price allocation of Stone.

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

Leigh J. Abramson, born July 5, 1968, has been a Managing Director of Morgan Stanley & Co. Incorporated since December 2001. He joined Morgan Stanley Dean Witter in 1990 in the firm's Corporate Finance Division and, since 1992, has been in the Private Equity group. He is a director of Silgan Holdings, Weblink Wireless, Inc. and several private companies.

Alan E. Goldberg, born September 1, 1954, has been a Managing Partner with Goldberg, Lindsay & Co. LLC since March 2001. He served as Chairman and Chief Executive Officer of Morgan Stanley Dean Witter Private Equity from February 1998 through January 2001. Prior thereto, he was co-head of Morgan Stanley Dean Witter Private Equity. He served as Managing Director of Morgan Stanley & Co. Incorporated from January 1988 through January 2001.

Howard E. Kilroy, born January 30, 1936, was named a director in July 1999. He joined JS Group in 1973 and was appointed Chief Operations Director in 1978 and President in 1986. Mr. Kilroy retired from these positions in 1995. Mr. Kilroy is a director of JS Group, CRH plc and Arnotts plc.

Patrick J. Moore, born September 7, 1954, was elected President and Chief Executive Officer of Smurfit-Stone in January 2002. He was Vice President and Chief Financial Officer of Smurfit-Stone from November 1998 to January 2002 and held the same position with Jefferson Smurfit since October 1996. He was Vice President and General Manager - Industrial Packaging Division of Jefferson Smurfit from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994. He is a director of Reserve Capital Partners.

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

Thomas A. Reynolds, III, born May 12, 1952, has been a partner of Winston & Strawn since 1984, a law firm that regularly represents Smurfit-Stone on numerous matters. Mr. Reynolds is a member of Winston & Strawn's executive committee. He also serves as a director of Westell Technologies, Inc.

Anthony P. J. Smurfit, born December 19, 1963, has been Chief Executive of the Smurfit Europe Division of JS Group since September 1998. He was Chief Executive of Smurfit France from November 1996 to August 1998 and Deputy Chief Executive of Smurfit France prior to that. He has served as a member of JS

Group's board of directors since 1989. Mr. Smurfit was first elected a director of Smurfit-Stone in 2000. He is a director of The Irish National Stud Company. He is the son of Dr. Michael W. J. Smurfit and a nephew of Dr. Dermot F. Smurfit.

Dermot F. Smurfit, born October 8, 1944, has been Joint Deputy Chairman of JS Group since January 1984 and World Vice President - Marketing and Sales since July 1997. He was Chairman and Chief Executive of JS Group's Continental European operations from 1992 to June 1997. Dr. Dermot Smurfit is Chairman of the World Containerboard Organization, a member of the Board of the Confederation of European Paper Industries and a director of JS Group and ACE Ltd. He is a brother of Dr. Michael W. J. Smurfit and an uncle of Anthony P. J. Smurfit.

Michael W. J. Smurfit, born August 7, 1936, is Chairman of the Board of Directors of Smurfit-Stone. He has been Chairman and Chief Executive Officer of JS Group since 1977. He was Chief Executive Officer of Jefferson Smurfit Corporation prior to July 1990. He is a brother of Dr. Dermot F. Smurfit and the father of Anthony P.J. Smurfit.

Executive Officers

Set forth below is information concerning the executive officers of Smurfit-Stone.

Michael W. J. Smurfit - See Directors.

Robert A. Balke, born April 27, 1962, was appointed Vice President of Marketing and Sales in August 2001. Prior to joining Smurfit-Stone, Mr. Balke was employed by General Electric Corporation. From January 2000 to August 2001, Mr. Balke was General Manager of Marketing for GE Silicones. From July 1999 to January 2000, he was General Manager of Marketing and e-Business Manager - Pacific Operations for GE Toshiba Silicones. Prior to that, he was employed at GE Plastics - Lexan Business in various management positions in business development and product management since June 1995.

Mathew Blanchard, born September 9, 1959, was appointed Vice President and General Manager-Board Sales Division in July 2000. Prior to joining Smurfit-Stone, Mr. Blanchard held various positions with St. Laurent, including Vice President Supply Chain Management for St. Laurent from 1998 until July 2000, Controller for U.S. Operations from April 1998 to July 1998, Director of Operations Planning from August 1997 to March 1998, Vice President of Operations Planning from August 1995 to August 1997 and Vice President of Marketing Services from December 1994 to August 1995.

James P. Davis, born August 9, 1955, was appointed Vice President and General Manager - Corrugated Container Division in January 2002. Mr. Davis was Vice President and Area Manager of the Corrugated Container Division from November 1998 to January 2002. From March 1998 to November 1998, he was Vice President and General Manager of the Container Division. He was Vice President and General Manager of the Consumer Packaging Division from November 1995 to March 1998 prior to that. He held various management positions in the Container Division since joining Smurfit-Stone in 1977.

James D. Duncan, born June 12, 1941, has been Vice President - Corporate Sales since August 2001, and was Vice President - Corporate Sales and Marketing from October 2000 to August 2001. Prior to that, he was Vice President and General Manager - Specialty Packaging Division from November 1998 to October 2000. Mr. Duncan was Vice President and General Manager - Industrial Packaging Division from October 1996 to November 1998. He was Vice President and General Manager, Converting Operations - Industrial Packaging Division from April 1994 to October 1996.

Daniel J. Garand, born December 12, 1950, was appointed Vice President of Supply Chain Operations in October 1999. From 1996 to 1999, Mr. Garand was Vice President of Supply Chain Management for the Automotive Sector of Allied Signal's Automotive Group. Prior to that, he was employed by Digital

Equipment Company for 26 years in a variety of management positions in logistics, acquisitions and distribution.

Michael F. Harrington, born August 6, 1940, has been Vice President - Human Resources since November 1998 and held the same position with Jefferson Smurfit since January 1992.

Charles A. Hinrichs, born December 3, 1953, was appointed Vice President and Chief Financial Officer in January 2002. He was Vice President and Treasurer from November 1998 until January 2002 and held the same position with Jefferson Smurfit since April 1995.

Craig A. Hunt, born May 31, 1961, has been Vice President, Secretary and General Counsel since November 1998. Prior to that he was Senior Counsel and Assistant Secretary of Jefferson Smurfit from January 1993 to November 1998.

Paul K. Kaufmann, born May 11, 1954, has been Vice President and Corporate Controller since November 1998, and held the same position with Jefferson Smurfit since July 1998. He was Corporate Controller of Jefferson Smurfit from March 1998 to July 1998. Prior to that he was Division Controller for the Containerboard Mill Division from November 1993 until March 1998.

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

Timothy McKenna, born March 25, 1948, has been Vice President - Investor Relations and Communications since November 1998, and held the same position with Jefferson Smurfit since July 1997. He joined Jefferson Smurfit in October 1995 as Director of Investor Relations and Communications.

Patrick J. Moore - See Directors.

Mark R. O'Bryan, born January 15, 1963, joined Smurfit-Stone in October 1999 as Vice President - Procurement. Prior to joining Smurfit-Stone, Mr. O'Bryan was employed for 13 years at General Electric Corporation in global sourcing and materials management at several of General Electric Corporation's manufacturing businesses, including the positions of General Manager of Materials & Sourcing for General Electric Engine Services from May 1998 to September 1999 and Manager of Sourcing for General Electric Plastics Americas from March 1996 to April 1998.

Thomas A. Pagano, born January 21, 1947, has been Vice President - Planning since November 1998, and held the same position with Jefferson Smurfit since May 1996. He was Director of Corporate Planning of Jefferson Smurfit from September 1995 to May 1996.

John M. Riconosciuto, born September 4, 1952, was appointed Vice President of Operations for the Consumer Packaging Division in January 2002. He was Vice President and General Manager - Specialty Packaging Division from October 2000 to January 2002. Prior to that, he was Vice President and General Manager - Bag Packaging Division since November 1998. He was Vice President and General Manager - Industrial Bag and Specialty Packaging Division of Stone Container from January 1997 to November 1998. From July 1995 to January 1997, he was Vice President and General Manager of the Multiwall Group of Stone Container.

David C. Stevens, born August 11, 1934, has been Vice President and General Manager - Smurfit Recycling Company since January 1993.

William N. Wandmacher, born September 27, 1942, has been Vice President and General Manager - Containerboard Mill Division since November 1998, and held the same position with Jefferson Smurfit since January 1993.

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

             (3) Exhibits.

2.1          Agreement and Plan of Merger, dated as of August 8, 2000, by and among Smurfit-Stone Container
             Corporation ("SSCC"), SCC Merger Co. and Stone Container Corporation ("Stone") (incorporated by reference to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).

3.1          Restated Certificate of Incorporation of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 3(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

3.2          Amended and Restated Bylaws of Smurfit-Stone Container Corporation.

4.1          Certificate for Smurfit-Stone Container Corporation's Common Stock (incorporated by reference to
             Exhibit 4.3 to SSCC's Registration Statement on Form S-8 (File No. 33-57085)).

4.2 Form of Certificate of Designation establishing the terms of Smurfit-Stone Container Corporation's Series A Preferred Stock
             (incorporated by reference to Exhibit 4.2 to SSCC's Registration
             Statement on Form S-4 (File No. 333-43656)).

4.3          Certificate  for  Smurfit-Stone   Container  Corporation's  Series  A  Preferred  Stock  (incorporated  by reference to Exhibit 4.4 to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).

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

10.5(a)      Second Amended and Restated Credit Agreement, dated as of April 27,
             2001, among SSCC, JSCE, Inc.("JSCE"), JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as Senior Managing Agents and The Chase
             Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.5(b)      Amendment No. 1 and Waiver, dated as of December 31, 2001, among SSCC, JSCE, JSC(U.S.), the financial institutions party to the Second Amended and Restated Credit Agreement dated as of April 27, 2001,
             JPMorgan Chase Bank and Bankers Trust Company, as Senior Managing Agents, and JPMorgan Chase Bank, as
             Administrative Agent.

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

10.6(m)      Amendment No. 3 to the Liquidity Agreement, dated as of March 9,
             2001, among JS Finance, Bankers Trust Company, as Facility Agent,
             JSC(U.S.), as Servicer, Bank Brussels Lambert, New York Branch as
             Term Bank and the financial institutions party thereto as Banks
             (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly
             Report on Form 10-Q for the quarter year ended March 31, 2001).

10.7(a) Amended and Restated Credit Agreement, dated as of March 31, 2000, among Stone, the financial institutions signatory thereto and The
             Chase Manhattan Bank and Bankers Trust Company, as Agents, and
             Bankers Trust Company as Administrative Agent and Collateral Agent
             (incorporated by reference to Exhibit 10.1 to Stone's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 2000).

10.7(b)      Amendment No. 1, dated as of May 1, 2001, to the Amended and
             Restated Credit Agreement dated as of March 31, 2000 among Stone, the financial institutions signatory thereto, The Chase Manhattan
             Bank, as Agent and Bankers Trust Company, as Administrative Agent,


             Collateral Agent, Facing Agent and as Swingline Lender (incorporated by reference to Exhibit 4.1(b) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.7(c) Amendment No. 2, Consent and Waiver, dated as of January 23, 2002, among Stone, the financial institutions party to the Amended and Restated Credit Agreement dated as of March 31, 2000, JPMorgan
             Chase Bank and Bankers Trust Company, as Agents, and Bankers Trust
             Company, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1(c) to Stone's Annual Report on Form
             10-K for the fiscal year ended December 31, 2001).

10.8(a)      Credit Agreement, dated as of May 31, 2000, among Stone, St. Laurent Paperboard, Inc. ("St. Laurent")
             the financial institutions signatory thereto, The Chase Manhattan Bank, as Agent, Bankers Trust
             Company, as Administrative Agent and Deutsche Bank Canada, as Canadian Administrative Agent
             (incorporated by reference to Exhibit 10.1 to Stone's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8(b) Amendment No. 1, dated as of May 1, 2001 to the Credit Agreement dated as of May 31, 2000, among Stone, St. Laurent and the financial institutions party to the Credit Agreement, The Chase
             Manhattan Bank, as Agent, Bankers Trust Company, as Administrative
             Agent, Collateral Agent and Facing Agent, and Deutsche Bank Canada, as Canadian Administrative Agent (incorporated by reference to Exhibit 4.2(b) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.8(c) Amendment No. 2, Consent and Waiver, dated as of January 23, 2002, among Stone, Smurfit-Stone Container Canada Inc., a corporation amalgamated under the Canada Business Corporations Act, formerly known as St. Laurent, the financial institutions party to the Credit Agreement dated as of May 31, 2000, JPMorgan Chase Bank, as
             Agent, Bankers Trust Company, as Administrative Agent and
             Collateral Agent, and Deutsche Bank Canada, as Canadian
             Administrative Agent (incorporated by reference to Exhibit 4.2(c) to Stone's Annual Report on Form 10-K for the fiscal year ended
             December 31, 2001).

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

10.12(a)*    Smurfit-Stone Container Corporation 1998 Long -Term Incentive Plan
             (incorporated by reference to Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.12(b)*    First Amendment of the Smurfit-Stone Container Corporation 1998
             Long -Term Incentive Plan (incorporated by reference to Exhibit
             10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999).

10.12(c)*    Second Amendment of the Smurfit-Stone Container Corporation 1998
             Long -Term Incentive Plan (incorporated by reference to Exhibit
             10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 2001).

10.12(d)*    Third Amendment of the Smurfit-Stone Container Corporation 1998
             Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2001).

10.13*       Forms of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC's
             Registration Statement on Form S-4 (File No. 333-65431)).

10.14(a)*    Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone's Proxy Statement dated as of
             April 10, 1992).

10.14(b)*    Amendment of the Stone Container Corporation 1993 Stock Option Plan
             (incorporated by reference to Exhibit 10.3 to Stone's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999).

10.15(a)*    Stone Container Corporation 1995 Long-Term Incentive Plan
             (incorporated by reference to Exhibit A to Stone's Proxy Statement dated as of April 7, 1995).

10.15(b)*    Amendment of the 1995 Long-Term Incentive Plan of Stone Container
             Corporation (incorporated by reference to Exhibit 10.2 to Stone's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1999).

10.16* Management Services Agreement, dated January 1, 1993, by and between SSCC, Smurfit Packaging Corporation and SNC (incorporated by reference to Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.17* Management Services Agreement, dated January 1, 1993, by and between SSCC and Smurfit Packaging Corporation (incorporated by reference to Exhibit 10.29 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.18* Management Services Agreement, dated January 1, 1993, by and between SSCC and Sequoia Pacific Voting Equipment, Inc.
             (incorporated by reference to Exhibit 10.30 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.19* Pension and Insurance Services Agreement, dated January 1, 1997, by and between SSCC and Smurfit Packaging Corporation (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.20* Pension and Insurance Services Agreement, dated January 1, 1997, by and between SSCC and Smurfit Latin America, a division of Smurfit
             Packaging Corporation (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998).

10.21(a) Pooling and Servicing Agreement, dated October 1, 1999, by and among Stone Receivables Corporation, as Transferor, Stone, as
             Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.1(a) to Stone's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1999).

10.21(b)     Series 1999-1 Supplement, dated as of October 15, 1999, among Stone
             Receivables Corporation, as Transferor, Stone, as Servicer, and The
             Chase Manhattan Bank, as Trustee, under the Pooling and Servicing
             Agreement (incorporated by reference to Exhibit 10.1(b) to Stone's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1999).

10.21(c)     Series 1999-2 Supplement, dated as of October 15, 1999, among Stone
             Receivables Corporation, as Transferor, Stone, as Servicer, and The
             Chase Manhattan Bank, as Trustee, under the Pooling and Servicing
             Agreement (incorporated by reference to Exhibit 10.1(c) to Stone's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1999).

10.21(d)     Receivables Purchase Agreement, dated October 15, 1999, between
             Stone, as Seller and Stone Receivables Corporation, as Purchaser
             (incorporated by reference to Exhibit 10.1(d) to Stone's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999).

10.22(a)     Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.)
             (incorporated by reference to Exhibit 2.1 to JSCE's Current Report on Form 8-K dated October 25,
             1999).

10.22(b)     First Amendment to Purchase and Sale Agreement, dated October 21, 1999, between Rayonier, Inc. and
             JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE's Current Report on Form 8-K dated
             October 25, 1999).

10.23        Pre-Merger Agreement, dated as of February 23, 2000, among SSCC,
             Stone, 3038727 Nova Scotia Company and St. Laurent (incorporated by reference to Exhibit 99.2 to SSCC's Current Report on Form 8-K dated February 23, 2000).

10.24* Employment Agreement for Ray M. Curran (incorporated by reference to Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.25*       Consulting Agreement dated as of January 4, 2002 by and between Ray M. Curran and Smurfit-Stone
             Container Corporation.

10.26*       Letter Agreement dated January 4, 2002 by and between Ray M. Curran and Smurfit-Stone Container
             Corporation.

10.27* Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.28* Employment Agreement of Joseph J. Gurandiano (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.29*       Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's
             Annual Report on Form 10-K for the year ended December 31, 2000).

10.30* Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the year ended December 31, 2000).

10.31        Asset Acquisition and Plan of Reorganization Agreement as of
             January 18, 2002, by and between Smurfit Packaging Corporation and
             SSCC.

21.1         Subsidiaries of Smurfit-Stone Container Corporation.

23.1         Consent of Independent Auditors.

24.1         Powers of Attorney.

*Indicates a management contract or compensation plan or arrangement.

(b)  Report on Form 8-K.

There were no Form 8-K filings during the three months ended December 31, 2001.

Form 8-K dated January 4, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that Patrick J. Moore was elected President, Chief Executive Officer and a Director of Smurfit-Stone Container Corporation, succeeding Ray M. Curran, who retired from his corporate positions and the Board of Directors.

Form 8-K dated January 29, 2002 was filed with the Securities and Exchange Commission in connection the announcement of earnings for the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE     March 6, 2002                       SMURFIT-STONE CONTAINER CORPORATION
         -------------                       -----------------------------------
                                                         (Registrant)


                                    BY             /s/ Charles A. Hinrichs
                                             -----------------------------------
                                                        Charles A. Hinrichs
                                    Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE                            TITLE                                         DATE
---------                            -----                                         ----


                                 *   Chairman of the Board
----------------------------------   and Director
Michael W. J. Smurfit


                                 *   President and Chief Executive Officer
----------------------------------   and Director (Principal Executive Officer)
Patrick J. Moore


/s/ Charles A. Hinrichs              Vice President and Chief Financial..          March 6, 2002
----------------------------------   Officer (Principal Financial Officer)
Charles A. Hinrichs


/s/ Paul K. Kaufmann                 Vice President and Corporate Controller       March 6, 2002
---------------------------------    (Principal Accounting Officer)
Paul K. Kaufmann


                                 *   Director
----------------------------------
Leigh J. Abramson


                                 *   Director
----------------------------------
Alan E. Goldberg


                                 *   Director
----------------------------------
Howard E. Kilroy


                                 *   Director
----------------------------------
James J. O'Connor


                                 *   Director
----------------------------------
Jerry K. Pearlman


                                 *   Director
----------------------------------
Thomas A. Reynolds, III


                                 *   Director
----------------------------------
Dermot F. Smurfit

                                 *   Director
----------------------------------
Anthony P. J. Smurfit


*By /s/ Charles A. Hinrichs          pursuant to Powers of Attorney filed
----------------------------------   as a part of the Form 10-K.
Charles A. Hinrichs