Form 10-Q
period 2002-06-30
SMURFIT STONE CONTAINER CORP
filed 2002-08-09
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-23876

SMURFIT-STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1531401
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
150 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

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

        As of June 30, 2002, the registrant had outstanding 244,551,674 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)
	2002	2001	2002	2001
Net sales	$2,051	$2,115	$3,981	$4,298
Costs and expenses
Cost of goods sold	1,716	1,756	3,335	3,574
Selling and administrative expenses	197	198	399	399
Restructuring charges		4	7	4
Loss (gain) on sale of assets	2	(2)	2	(9)

Income from operations	136	159	238	330
Other income (expense)
Interest expense, net	(88)	(118)	(180)	(249)
Other, net	(4)	(1)		5

Income before income taxes and extraordinary item	44	40	58	86
Provision for income taxes	(17)	(23)	(22)	(50)

Income before extraordinary item	27	17	36	36
Extraordinary item
Loss from early extinguishment of debt, net of income taxes of $2 for the three and six months ended June 30, 2002 and $1 and $4 for the three and six months ended June 30, 2001, respectively	(4)	(2)	(4)	(6)

Net income	23	15	32	30
Preferred stock dividends	(3)	(3)	(6)	(6)

Net income available to common stockholders	$20	$12	$26	$24

Basic earnings per common share
Income before extraordinary item	$.10	$.06	$.12	$.12
Extraordinary item	(.02)	(.01)	(.01)	(.02)

Net income available to common stockholders	$.08	$.05	$.11	$.10

Weighted average shares outstanding	244	244	244	244

Diluted earnings per common share
Income before extraordinary item	$.10	$.06	$.12	$.12
Extraordinary item	(.02)	(.01)	(.01)	(.02)

Net income available to common stockholders	$.08	$.05	$.11	$.10

Weighted average shares outstanding	247	245	247	245

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30	$26
Receivables, less allowances of $47 in 2002 and $54 in 2001	684	564
Inventories
Work-in-process and finished goods	236	232
Materials and supplies	453	464

	689	696
Refundable income taxes	4	4
Deferred income taxes	128	134
Prepaid expenses and other current assets	65	58

Total current assets	1,600	1,482
Net property, plant and equipment	5,278	5,379
Timberland, less timber depletion	46	47
Goodwill	3,298	3,298
Investment in equity of non-consolidated affiliates	183	173
Other assets	262	273

	$10,667	$10,652

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$586	$212
Accounts payable	636	550
Accrued compensation and payroll taxes	175	202
Interest payable	80	86
Other current liabilities	194	190

Total current liabilities	1,671	1,240
Long-term debt, less current maturities	4,244	4,754
Other long-term liabilities	1,005	1,012
Deferred income taxes	1,199	1,161
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	78	76
Common stock, par value $.01 per share; 400,000,000 shares authorized, 244,551,674 and 243,902,361 issued and outstanding in 2002 and 2001, respectively	2	2
Additional paid-in capital	3,845	3,833
Unamortized restricted stock compensation	(2)
Retained earnings (deficit)	(1,270)	(1,296)
Accumulated other comprehensive income (loss)	(105)	(130)

Total stockholders' equity	2,548	2,485

	$10,667	$10,652

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, (In millions)	2002	2001
Cash flows from operating activities
Net income	$32	$30
Adjustments to reconcile net income to net cash provided by operating activities
Extraordinary loss from early extinguishment of debt	6	10
Depreciation, depletion and amortization	199	237
Amortization of deferred debt issuance costs	5	6
Deferred income taxes	36	28
Loss (gain) on sale of assets	2	(9)
Foreign currency transaction losses (gains)	10	(1)
Non-cash restructuring charge	1	1
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(96)	(9)
Inventories	16	51
Prepaid expenses and other current assets	(13)	(8)
Accounts payable and accrued liabilities	63	(114)
Interest payable	(6)	(6)
Income taxes	(11)	(2)
Other, net	(13)	(26)

Net cash provided by operating activities	231	188

Cash flows from investing activities
Expenditures for property, plant and equipment	(83)	(101)
Proceeds from property and timberland disposals and sale of businesses	8	19
Payments on acquisition, net of cash received		(16)

Net cash used for investing activities	(75)	(98)

Cash flows from financing activities
Proceeds from long-term debt	400	1,325
Net repayments of debt	(545)	(1,380)
Net borrowings (repayments) under accounts receivable securitization programs	9	(12)
Debt repurchase premiums paid	(7)	(14)
Preferred dividends paid	(4)	(4)
Proceeds from stock transaction	1
Proceeds from exercise of stock options	4
Deferred debt issuance costs paid	(10)	(27)

Net cash used for financing activities	(152)	(112)

Increase (decrease) in cash and cash equivalents	4	(22)
Cash and cash equivalents
Beginning of period	26	45

End of period	$30	$23

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1.    Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2001, filed March 6, 2002 with the Securities and Exchange Commission.

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

3.    Restructuring and Exit Liabilities

        The Company recorded a restructuring charge of $7 million during the first quarter of 2002 related to the closure of two converting facilities and a Cladwood® plant. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 130 employees being terminated. The sales and operating losses of these facilities in 2001 were $14 million and $4 million, respectively. The Company had $2 million of cash disbursements related to this charge for the three and six months ended June 30, 2002.

        At December 31, 2001, the Company had $57 million of exit liabilities related to the restructuring of operations in connection with the Stone merger and the St. Laurent acquisition. The Company had $5 million and $7 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2002, respectively.

4.    Long-Term Debt

Bank Credit Facilities

        In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the JSC(U.S.) Credit Agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

Senior Notes

        In April 2002, Stone redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due August 1, 2016 and paid $7 million in call premiums and other expenses from the borrowings under the Stone revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) was recorded in the second quarter due to the early extinguishment of debt.

        In May, 2002, JSC(U.S.) repaid its $100 million 10.75% unsecured senior notes at maturity with borrowings under the JSC(U.S.) revolving credit facility.

        In June 2002, Stone completed an offering of $400 million of 8 3/8% Senior Notes due 2012. Stone used the proceeds of this issuance along with additional borrowings of $52 million under the Stone revolving credit facility to redeem $443 million of secured term loans (Tranche C, D and E) due October 1, 2003. In addition, Stone used the proceeds to pay fees and other expenses of $9 million related to this transaction. An extraordinary loss of $1 million (net of tax) was recorded in the second quarter due to the early extinguishment of debt.

5.    Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        The Company's only significant non-consolidated affiliate at June 30, 2002, is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc ("JS Group"), a significant shareholder of SSCC. Smurfit-MBI had net sales of $113 million and $117 million for the three months ended June 30, 2002 and 2001, and $215 million and $225 million for the six months ended June 30, 2002 and 2001, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Results of operations
Net sales	$166	$196	$318	$350
Cost of sales	142	167	274	303
Income before income taxes, minority interest and extraordinary charges	12	10	19	15
Net income	12	10	19	15

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

        The Company's derivative instruments and hedging activities relate to minimizing exposure to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates.

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of June 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately six months. For the three and six month periods ended June 30, 2002, the Company reclassified a $2 million loss and $7 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at    June 30, 2002 is immaterial.

        For the three and six month periods ended June 30, 2002, the Company recorded an immaterial amount and a $1 million loss in cost of goods sold on settled commodity future contracts, respectively, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. The fair value of the Company's foreign currency forward contracts at June 30, 2002 is an $8 million gain included in other current assets. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $5 million (net of tax of $3 million) at June 30, 2002. The Company expects to reclassify $5 million into earnings during the next twelve months.

7.    Gain on Sale of Assets

        The Company completed the sale of its Bathurst, New Brunswick, Canada sawmill during the first quarter of 2001, resulting in a gain on sale of assets of $6 million. An additional $1 million gain was recognized during the second quarter of 2001, related to additional cash proceeds received from fixed working capital adjustments.

8.    Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$23	$15	$32	$30
Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change				5
Net changes in fair value of hedging transactions	7	(9)	9	(12)
Net loss (gain) reclassified into earnings	2	1	7	(2)
Foreign currency translation adjustment	13	(11)	9	(12)

Comprehensive income (loss)	$45	$(4)	$57	$9

9.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Income before extraordinary item	$27	$17	$36	$36
Preferred stock dividends	(3)	(3)	(6)	(6)

Income available to common stockholders	24	14	30	30
Denominator:
Denominator for basic earnings per share— Weighted average shares	244	244	244	244
Effect of dilutive securities:
Employee stock options	3	1	3	1

Denominator for diluted earnings per share— Adjusted weighted average shares	247	245	247	245

Basic earnings per share before extraordinary item	$.10	$.06	$.12	$.12

Diluted earnings per share before extraordinary item	$.10	$.06	$.12	$.12

        For the three and six months ended June 30, 2002 and 2001, SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $3 million and $6 million, respectively, is excluded from the diluted earnings per share computation because they are antidilutive.

10.  Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

        Income before extraordinary item, net income and related earnings per share for the three and six months ended June 30, 2001, adjusted to exclude goodwill amortization expense, are as follows:

		Earnings per share
	Three months ended June 30, 2001
		Basic	Diluted
Income before extraordinary item:
Reported income available to common stockholders before extraordinary item	$14	$.06	$.06
Goodwill amortization	22.09		.09

Adjusted income available to common stockholders before extraordinary item	$36	$.15	$.15

Net Income:
Reported net income available to common stockholders	$12	$.05	$.05
Goodwill amortization	22.09		.09

Adjusted net income available to common stockholders	$34	$.14	$.14

		Earnings per share
	Six months ended June 30, 2001
		Basic	Diluted
Income before extraordinary item:
Reported income available to common stockholders before extraordinary item	$30	$.12	$.12
Goodwill amortization	45.19		.19

Adjusted income available to common stockholders before extraordinary item	$75	$.31	$.31

Net Income:
Reported net income available to common stockholders	$24	$.10	$.10
Goodwill amortization	45.18		.18

Adjusted net income available to common stockholders	$69	$.28	$.28

        As of January 1, 2002, goodwill of $3,298 million (net of $331 million of amortization) was attributable to the Company's segments as follows: $2,900 million for Containerboard and Corrugated Containers, $276 million for Consumer Packaging and $122 million for Other. For the three and six months ended June 30, 2002, no goodwill was acquired, impaired, or written off.

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

        In June, 2002, JS Group and an affiliate of Madison Dearborn Partners, L.L.C. ("MDP") announced that they had reached an agreement on the terms of a recommended cash offer by MDP for the outstanding shares of JS Group. In connection with this offer, JS Group announced its intention to spin-off to its stockholders the 71,638,462 shares of SSCC common stock owned by JS Group (representing approximately 29.3% of the outstanding SSCC common stock). This spin-off, which has been approved by the required number of JS Group stockholders, is expected to occur prior to the purchase of the JS Group shares by MDP, currently anticipated to be completed in the third quarter of 2002.

        The spin-off of SSCC common stock by JS Group would result in the occurrence of an event of default under the JSC(U.S.) credit agreement. The spin-off would similarly have resulted in an event of default under the Stone credit agreement prior to its amendment and restatement described in footnote 16. The Company believes that it will also obtain a waiver or amendment to the JSC(U.S.) credit agreement that will allow completion of the spin-off without any adverse effect on the agreement.

12.  Restricted Stock

        In February 2002, the Company issued approximately 310,000 vested restricted stock units in accordance with its 2001 management incentive plan to settle its 2001 incentive plan liability. The restricted stock units vest immediately, but the restrictions do not lapse until the third anniversary of the award date. In addition, the Company issued approximately 70,000 premium restricted stock units, which vest in three years, in accordance with the 2001 management incentive plan and awarded 75,000 additional restricted stock units which vest in three to five years. When these non-vested restricted stock units are issued, unamortized restricted stock compensation is recorded as a reduction of shareholder equity, and charged to expense over the vesting period.

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

        Other includes corporate related items and two nonreportable segments, Reclamation and International. Corporate related items include the elimination of intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization in 2001, interest expense and the adjustment to record inventory at LIFO.

        A summary by business segment follows:

Three months ended June 30,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2002
Revenues from external customers	$1,373	$444	$234	$2,051
Intersegment revenues	39	4	58	101
Segment profit (loss)	117	36	(109)	44
2001
Revenues from external customers	$1,467	$434	$214	$2,115
Intersegment revenues	36	3	38	77
Segment profit (loss)	165	31	(156)	40
Six months ended June 30,
2002
Revenues from external customers	$2,665	$872	$444	$3,981
Intersegment revenues	80	8	96	184
Segment profit (loss)	204	67	(213)	58
2001
Revenues from external customers	$2,964	$884	$450	$4,298
Intersegment revenues	82	5	80	167
Segment profit (loss)	316	66	(296)	86

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

        The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

15.  Prospective Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the Company expects to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

16.  Subsequent Events

        On July 22, 2002, JSC(U.S.) entered into an agreement to sell to a third party for $80 million the industrial packaging assets included in the Consumer Packaging segment. The assets include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mill operations. These operations employ approximately 700 hourly and 150 salaried employees. Net sales for the year ended December 31, 2001 for these operations were $138 million and profits were approximately $6 million. Proceeds of the sale will be used to reduce borrowings outstanding under the JSC(U.S.) credit agreement. The sale is expected to be completed in August 2002. The operating results for these facilities will be reported as discontinued operations beginning in the third quarter, since the criteria for held for sale classification under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was not met by the end of the second quarter.

        On July 24, 2002, JSC(U.S.) entered into an agreement to purchase a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland from a third party. JSC(U.S.) agreed to pay $350 million for the assets and an additional $25 million over a twelve month period in connection with certain financing arrangements. The purchase is expected to be completed in the third quarter of 2002.

        On July 25, 2002, Stone amended, restated and replaced its existing credit agreement with $1,300 million of new term loan financing maturing June 30, 2009 and $660 million of revolving credit facilities maturing December 31, 2005. Various covenants and restrictions have been altered in the new credit agreement. The new term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The interest rate is LIBOR plus 2.50%. The proceeds of the new term loans along with additional borrowings on the revolving credit facility of approximately $20 million were used to retire the existing (i) $560 million in aggregate principal of Tranche F term loan, due in various installments through December 31, 2005 and (ii) $749 million in aggregate principal of Tranche G and H term loans, due December 31, 2006. In addition, the proceeds were used to pay fees and other expenses of $11 million related to this transaction. An extraordinary loss of $4 million (net of tax of $3 million) will be recorded in the third quarter due to the early extinguishment of debt.

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

RESULTS OF OPERATIONS

General

        Containerboard and corrugated container markets were weak in 2001, with prices steadily declining. Markets have been gradually improving in 2002 and many companies in the industry have announced restorative price increases. We announced a $30 per ton price increase for containerboard and an 8% price increase for corrugated containers, which is expected to take effect in the third quarter.

Second Quarter 2002 Compared to Second Quarter 2001

	Three months ended June 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,373	$117	$1,467	$165
Consumer packaging	444	36	434	31
Other operations	234	12	214	10

Total operations	$2,051	165	$2,115	206

Restructuring charges				(4)
Gain (loss) on sale of assets		(2)		2
Goodwill amortization				(22)
Interest expense, net		(88)		(118)
Corporate expenses and other		(31)		(24)

Income before income taxes and extraordinary item		$44		$40

        Consolidated net sales of $2,051 million in 2002 decreased by 3% compared to 2001 due to lower average sales prices for most of our major products and the closure of certain operating facilities. Income before income taxes and extraordinary item in 2002 was $44 million, an increase of $4 million compared to 2001. The increase was due primarily to lower interest expense and the elimination of goodwill amortization, which offset the decline in earnings of our Containerboard and Corrugated Containers segment.

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

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(83)	$(6)	$15	$(74)
Sales volume	16	1	7	24
Acquisitions		16		16
Closed or sold facilities	(27)	(1)	(2)	(30)

Total	$(94)	$10	$20	$(64)

        Consolidated cost of goods sold decreased due primarily to the elimination of goodwill amortization ($22 million), plant closures ($25 million) and lower energy cost ($11 million). Cost of goods sold was negatively impacted by increased fiber cost ($13 million). Cost of goods sold as a percent of net sales increased to 84% in 2002 from 83% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales increased to 9.6% in 2002 from 9.4% in 2001 due primarily to the lower average sales prices.

        Interest expense, net decreased $30 million due to the favorable impacts of lower interest rates ($21 million) and lower averages borrowings ($9 million). Our overall average effective interest rate in the second quarter of 2002 was lower than 2001 by approximately 180 basis points.

        The effective income tax rate for the second quarter of 2002 decreased to 39% compared to 58% last year due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 6% due primarily to lower average sales prices for containerboard and corrugated containers. On average, corrugated container sales prices decreased by 6% and linerboard sales prices were lower by 8%. The average sales price of kraft paper and solid bleach sulfate (SBS) decreased by 9% and 6%, respectively. The average sales price for market pulp increased by 4%.

        Production of containerboard increased by 1%. We continued to take containerboard market related downtime in order to maintain a lower level of inventory. We incurred approximately 131,000 tons of containerboard market related downtime in the second quarter of 2002. Shipments of corrugated containers increased by 2%. Production of kraft paper increased by 25% due primarily to increased intersegment sales. Our production of market pulp decreased by 9% compared to last year due to higher maintenance downtime. SBS production declined 1%.

        Profits decreased by $48 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $12 million. Profits were favorably impacted by the improvement in sales volume and lower energy cost. Cost of goods sold as a percent of net sales increased to 83% for the second quarter of 2002 compared to 81% for 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        On January 1, 2002, we combined the Specialty Packaging segment into the Consumer Packaging segment. The Specialty Packaging segment was previously not a reportable segment. Sales and profits for 2001 have been restated to conform to the 2002 presentation.

        Net sales increased by 2% due primarily to two acquisitions, including a multiwall bag packaging facility and a flexible packaging facility. Exclusive of the acquisitions, net sales would have been lower, primarily because of pricing. On average, folding carton sales prices in 2002 were comparable to 2001, while coated boxboard sales prices were 3% lower. Our production of coated boxboard in North America increased by 1% compared to last year. Multiwall bag shipments were higher by 15%. Folding carton shipments decreased 5%.

        Profits increased by $5 million due primarily to the acquisitions and lower energy cost. Profits were negatively impacted by higher reclaimed fiber cost. Cost of goods sold as a percent of net sales decreased to 83% for the second quarter of 2002 compared to 85% for 2001.

        On July 22, 2002, we entered into an agreement to sell to a third party 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mill operations. These operations, which are owned by Jefferson Smurfit (U.S.), employ approximately 700 hourly and 150 salaried employees. Net sales for the year ended December 31, 2001 for these operations were $138 million and profits were approximately $6 million.

Other Operations

        Net sales increased 9% due primarily to higher sales prices for reclamation products and higher shipments of containerboard and corrugated containers in our international operations. Demand for reclaimed fiber, particularly for old corrugated containers (OCC), the primary grade used by recycled containerboard mills, increased in the second quarter of 2002 and the average price of OCC increased by approximately $35 per ton over the first quarter of 2002 and by approximately $38 per ton compared to last year. Profits of the reclamation operations were higher compared to last year due to the higher average sales prices. Profits of the international operations declined due primarily to lower average sales prices for containerboard and higher reclaimed fiber cost.

Six Months 2002 Compared to Six Months 2001

	Six months ended June 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$2,665	$204	$2,964	$316
Consumer packaging	872	67	884	66
Other operations	444	23	450	26

Total operations	$3,981	294	$4,298	408

Restructuring charges		(7)		(4)
Gain (loss) on sale of assets		(2)		9
Goodwill amortization				(45)
Interest expense, net		(180)		(249)
Corporate expenses and other		(47)		(33)

Income before income taxes and extraordinary item		$58		$86

        Consolidated net sales of $3,981 million in 2002 decreased by 7% compared to 2001 due primarily to lower average sales prices. Income before income taxes and extraordinary item in 2002 was $58 million, a decrease of $28 million compared to 2001. The decrease was due primarily to the decline in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment. Lower interest expense and the elimination of goodwill amortization partially offset the decline in earnings of our segments. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(216)	$(16)	$(9)	$(241)
Sales volume	(38)	(31)	6	(63)
Acquisitions		36		36
Closed or sold facilities	(45)	(1)	(3)	(49)

Total	$(299)	$(12)	$(6)	$(317)

        Consolidated cost of goods sold decreased due to the lower sales volume ($94 million), lower energy cost ($48 million) and the elimination of goodwill amortization ($45 million). Cost of goods sold as a percent of net sales increased to 84% in 2002 from 83% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales increased to 10% in 2002 from 9.3% in 2001 due primarily to the lower average sales prices.

        During 2002, we recorded a restructuring charge of $7 million related to the closure of two converting facilities and the shutdown of a Cladwood® plant.

        Interest expense, net decreased $69 million due to the favorable impacts from lower interest rates ($45 million) and from lower average borrowings ($24 million). Our overall average effective interest rate in 2002 was lower than 2001 by approximately 200 basis points.

        The effective income tax rate for the first half of 2002 decreased to 38% compared to 58% for last year, due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 10% due primarily to lower average sales prices for containerboard, corrugated containers and market pulp. On average, corrugated container sales prices decreased by 7% and linerboard sales prices were lower by 9%. The average sales price of kraft paper and solid bleach sulfate (SBS) decreased by 10% and 7%, respectively. The average sales price for market pulp decreased by 13%.

        Production of containerboard was comparable to last year. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 411,000 tons of containerboard market related downtime in 2002. Shipments of corrugated containers were comparable to last year. Our production of market pulp increased by 8% compared to last year due primarily to improving demand. SBS production declined 3% and kraft paper production decreased by 2%.

        Profits decreased by $112 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $9 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales increased to 83% for 2002 compared to 81% for 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 1% due primarily to lower sales volumes and lower average sales prices. Acquisitions had a favorable impact on net sales of $36 million. Folding carton shipments decreased 6%, while multiwall bag shipments were higher by 7%. Our production of coated boxboard in North America was comparable to last year. On average, folding carton sales prices were 1% lower and coated boxboard sales prices were 2% lower.

        Profits increased by $1 million compared to last year due primarily to the acquisitions and lower energy cost. Profits were negatively impacted by higher reclaimed fiber costs. Cost of goods sold as a percent of net sales decreased to 83% for 2002 compared to 84% for 2001.

Other Operations

        Net sales decreased 1% due primarily to lower average sales prices for products of our international operations. Shipments of corrugated containers in our international operations increased by 3%. Profits of the international operations declined due primarily to lower average sales prices for containerboard and higher reclaimed fiber cost.

        The average price of reclamation products increased in the first half of 2002 due primarily to OCC, which was higher by approximately $20 per ton. Net sales were negatively impacted by lower sales volume for our reclamation products resulting from the high level of mill downtime in the containerboard industry. Profits of the reclamation operations were higher compared to last year due to the higher average sales prices.

Statistical Data

	Three months ended June 30,		Six Months ended June 30,
(In thousands of tons, except as noted)
	2002	2001	2002	2001
Mill production
Containerboard	1,783	1,753	3,483	3,485
Kraft paper	71	57	137	140
Market pulp	135	149	280	259
Solid bleached sulfate	79	80	151	155
Coated boxboard	155	153	321	324
Uncoated boxboard	32	32	63	69
Corrugated containers sold (billion sq. ft.)	23.8	23.3	46.1	46.2
Folding cartons sold	125	131	247	264
Multiwall bags sold (million bags)	300	262	571	533
Fiber reclaimed and brokered	1,638	1,650	3,270	3,383

RESTRUCTURING AND EXIT LIABILITIES

        We recorded a restructuring charge of $7 million during the first quarter of 2002 related to the closure of two converting facilities and a Cladwood® plant. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charge consisted of approximately $6 million, primarily severance costs, which will be paid in 2002. We had $2 million of cash disbursements related to this charge for the six months ended June 30, 2002. These shutdowns resulted in approximately 130 employees being terminated.

        At December 31, 2001, we had $57 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Stone Container, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During the first half of 2002, we incurred cash expenditures of $9 million for these exit liabilities. Through June 30, 2002, we have incurred approximately $266 million (84%) of the planned cash expenditures to close facilities, pay severance cost and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the six months ended June 30, 2002, net cash provided by operating activities of $231 million, proceeds from the issuance of new senior notes of $400 million, proceeds from the sale of assets of $8 million and proceeds from exercise of stock options of $4 million were used to fund net debt payments of $536 million, expenditures for property, plant and equipment of $83 million, debt repurchase premiums of $7 million, financing fees of $10 million and preferred stock dividends of $4 million.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities and future financing activities will be sufficient for the next two years to meet our obligations, including debt service, preferred stock dividends, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 are $45 million and $793 million, respectively, with varying amounts thereafter. Jefferson Smurfit (U.S), which has $770 million of the 2003 maturities, is exploring a number of options to repay or refinance the 2003 debt maturities. Jefferson Smurfit (U.S.) has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities before their maturity dates. Although we believe that we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $407 million. As of June 30, 2002, we had authorized commitments for capital expenditures of $146 million, including $47 million for environmental projects, $29 million to maintain competitiveness and $70 million for upgrades, modernization and expansion.

        On July 22, 2002, Jefferson Smurfit (U.S) entered into an agreement to sell its industrial packaging operations, which are included in the Consumer packaging segment, to a third party for approximately $80 million. Jefferson Smurfit (U.S.) will retain approximately $12 million in receivables from the business. Proceeds of the sale will be used to reduce borrowings outstanding under the Jefferson Smurfit (U.S.) credit agreement. The sale is expected to be completed in August 2002.

        On July 24, 2002, Jefferson Smurfit (U.S.) entered into an agreement to purchase a corrugating medium mill that has an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland from a third party. Jefferson Smurfit (U.S.) agreed to pay $350 million for the assets and an additional $25 million over the next twelve months related to financing arrangements. Jefferson Smurfit (U.S.) will fund the acquisition under its revolving credit agreement or may seek approval from its lenders to amend the Jefferson Smurfit (U.S.) credit agreement to fund the acquisition in the capital markets. The purchase is expected to be completed in the third quarter of 2002.

        On June 17, 2002, Jefferson Smurfit Group plc (JSG), a major stockholder of Smurfit-Stone, and an affiliate of Madison Dearborn Partners, L.L.C. (MDP) announced that they had reached an agreement on the terms of a recommended cash offer by MDP for the outstanding shares of JSG. In connection with this offer, JSG announced its intention to spin-off to its stockholders the 71,638,462 shares of Smurfit-Stone common stock owned by JSG (representing approximately 29.3% of the outstanding common stock of Smurfit-Stone). This spin-off, which has been approved by the required number of JSG stockholders, is expected to occur prior to the purchase of the JSG shares by MDP, currently anticipated to be completed in the third quarter of 2002.

        The spin-off of Smurfit-Stone common stock by JSG would result in the occurrence of an event of default under the Jefferson Smurfit (U.S.) credit agreement. The spin-off would similarly have resulted in an event of default under the Stone Container credit agreement prior to its amendment and restatement described under Financing Activities. We believe that we will also obtain a waiver or amendment to the Jefferson Smurfit (U.S.) credit agreement that will allow completion of the spin-off without any adverse effect on such agreement.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2002, Jefferson Smurfit (U.S.) had $398 million of unused borrowing capacity under its revolving credit facility and Stone Container and Smurfit-Stone Container Canada Inc. collectively, had $434 million of unused borrowing capacity under the Stone Container revolving credit facilities.

Financing Activities

        In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the Jefferson Smurfit (U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In April 2002, Stone Container redeemed its 12.58% Rating Adjustable Unsecured Senior Notes due August 1, 2016 aggregating $125 million and paid $7 million in call premiums and other expenses from the proceeds of borrowings under the Stone Container revolving credit facility.

        In May 2002, Jefferson Smurfit (U.S.) repaid its $100 million 10.75% Unsecured Senior Notes at maturity with borrowings under the Jefferson Smurfit (U.S.) revolving credit facility.

        In June 2002, Stone Container issued $400 million of 8.375% senior notes due 2012 (the New Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $52 million, were used to redeem $443 million of Stone Container's secured term loans (Tranche C, D and E) and to pay $9 million in fees and other expenses related to this transaction. The Tranche C, Tranche D and Tranche E terms loans had a variable interest rate of LIBOR plus 3.5% (5.375% as of the redemption date) and were payable in various installments through October 1, 2003. The New Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If by December 26, 2002, we do not consummate the registered exchange offer for a series of notes or cause a shelf registration with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement. Stone Container obtained approval from its lender group to permit the issuance of the New Senior Notes.

        On July 25, 2002, Stone Container and Smurfit-Stone Container Canada Inc. amended, restated and replaced their existing credit agreements pursuant to which a group of financial institutions provided (i) $1,300 million in new term loan financing in the form of a $950 million Tranche B term loan (LIBOR plus 2.5%) to Stone Container maturing on June 30, 2009 and a $350 million Tranche C term loan (LIBOR plus 2.5%) to Smurfit-Stone Container Canada Inc. maturing on June 30, 2009, and (ii) a $560 million revolving credit facility for Stone Container and a $100 million revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. The net proceeds of the Tranche B and C term loans, along with borrowings on the Stone Container revolving credit facility of approximately $20 million, were used to refinance Stone Container's $560 million Tranche F term loan (5.125% variable rate as of the redemption date) payable in various installments through October 31, 2005, and $402 million Tranche G term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and Smurfit-Stone Container Canada Inc.'s $347 million Tranche H term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and to pay $11 million in fees and other expenses related to these transactions. The new Stone Container credit agreement also permits Stone Container to make an offer to repurchase the 11.5% unsecured senior notes due August 15, 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made, and permits the merger of Stone Container and Jefferson Smurfit (U.S.) under certain circumstances.

        The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by Smurfit-Stone, JSCE, Inc. and the material subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its material subsidiaries, a pledge of all of the capital stock of JSCE, Inc., Jefferson Smurfit (U.S.) and the material U.S. subsidiaries of Jefferson Smurfit (U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of Jefferson Smurfit (U.S.). The security interest under the Jefferson Smurfit (U.S.) credit agreement excludes certain trade receivables and proceeds thereof. The obligations of Stone Container under the Stone Container credit agreement are unconditionally guaranteed by the material U.S. subsidiaries of Stone Container. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are unconditionally guaranteed by Stone Container, the material U.S. subsidiaries of Stone Container and the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of Stone Container under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its material U.S. subsidiaries, 100% of the capital stock of Stone Container's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing Stone Container's obligations under the Stone Container credit agreement excludes cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, by the same U.S. assets and capital stock that secure Stone Container's obligations under the Stone Container credit agreement and by all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada

Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the Stone Container credit agreement excludes three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

        The credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. Stone Container was required to pay $38 million in March 2002 related to its excess cash flows in 2001. The loan restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching the debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Pension Obligation

        As discussed in our 2001 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $634 million as of December 31, 2001. For the six months ended June 30, 2002, the actual loss on our pension plan assets of approximately $50 million was less than the expected return due to the poor performance of the stock market. In addition, interest rates have declined, which may require us to decrease the discount rate assumption at the end of 2002. A decrease in the rate by 0.25% would increase our pension obligations by approximately $50 million. If the return on pension assets does not improve in the second half of 2002 and interest rates remain at current levels, the under funded status of our plans will increase and we will be required to record an additional minimum pension liability adjustment to stockholders' equity at December 31, 2002.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we expect to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2002, we had futures contracts to hedge approximately 26% of our expected natural gas requirements for the month of July and 6% of our requirements for August through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part 1, Item 2 above includes the impact of the natural gas futures contracts. See Note 6 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposures are the Canadian dollar and the euro. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of June 30, 2002, we had Canadian dollar forward purchase contracts to hedge generally 25% to 75% of our Canadian dollar requirements for the months of July 2002 through June 2003.

        The exchange rate for the Canadian dollar and the euro as of June 30, 2002 compared to December 31, 2001 strengthened against the U.S. dollar by 4.6% and 10.1%, respectively. We recognized a foreign currency transaction loss of $10 million for the first half of 2002 compared to a gain of $1 million for the same period last year due primarily to the strengthening of the Canadian dollar.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the United States Environmental Protection Agency (EPA) alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. Stone

Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least January 17, 2003. The tolling agreement does not restrict the EPA from bringing suit against Stone Container.

        In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy these Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. St. Laurent entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least December 2, 2002. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent and Chesapeake are continuing to participate in settlement discussions with the EPA.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Registrant's Annual Meeting of Stockholders was held on May 9, 2002. At the meeting, stockholders voted on (i) the election of ten directors for terms of office expiring at the Annual Meeting of Stockholders in 2003 and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2002. Voting on each matter was as follows:

	Votes For	Votes Against	Withheld/ Abstentions
1. Election of Directors
Leigh J. Abramson	227,954,093	0	3,978,626
Alan E. Goldberg	228,021,556	0	3,911,163
Howard E. Kilroy	226,857,906	0	5,074,813
Patrick J. Moore	228,106,200	0	3,826,519
James J. O'Connor	225,678,352	0	6,254,367
Jerry K. Pearlman	225,632,686	0	6,300,033
Thomas A. Reynolds, III	228,088,848	0	3,843,871
Anthony P.J. Smurfit	228,001,223	0	3,931,496
Dermot F. Smurfit	227,986,681	0	3,946,028
Michael W. J. Smurfit	227,178,406	0	4,754,313
2. Ratification of Auditors	226,277,280	5,560,781	94,658

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:

10.1
Indemnification Clarification Letter dated as of July 2, 2002 by and among Jefferson Smurfit Group plc, Smurfit International B.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-90766)).

10.2
Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container Corporation, Smurfit-Stone Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JP Morgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to Stone Container Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

99.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

  Form 8-K dated July 23, 2002 was filed with the Securities and Exchange Commission in connection with the announcement of earnings for the second quarter of 2002 and the first half ended June 30, 2002.

  Form 8-K dated July 24, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that Jefferson Smurfit Corporation (U.S.) had entered into an agreement to purchase a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland from a third party.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION (Registrant)
Date: August 9, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures