Form 10-Q
period 2002-09-30
SMURFIT STONE CONTAINER CORP
filed 2002-11-08
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2002

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

        As of September 30, 2002, the registrant had outstanding 244,557,724 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)
	2002	2001	2002	2001
Net sales	$2,106	$2,059	$6,027	$6,296
Costs and expenses
Cost of goods sold	1,765	1,698	5,051	5,221
Selling and administrative expenses	200	196	593	589
Restructuring charges	3	1	10	5
Loss (gain) on sale of assets	4		6	(9)

Income from operations	134	164	367	490
Other income (expense)
Interest expense, net	(87)	(109)	(267)	(358)
Other, net	12	5	12	10

Income from continuing operations before income taxes and extraordinary item	59	60	112	142
Provision for income taxes	(22)	(32)	(42)	(80)

Income from continuing operations before extraordinary item	37	28	70	62
Discontinued operations
Income from discontinued operations, net of income taxes of $1 and $3 for the three and nine months ended September 30, 2002 and $0 and $2 for the three and nine months ended September 30, 2001, respectively	2	2	5	4
Gain on disposition of discontinued operations, net of income taxes of $17	22		22

Income before extraordinary item	61	30	97	66
Extraordinary item
Loss from early extinguishment of debt, net of income tax benefit of $11 and $12 for the three and nine months ended September 30, 2002 and $4 for the nine months ended September 30, 2001	(16)		(20)	(6)

Net income	45	30	77	60
Preferred stock dividends	(2)	(2)	(8)	(8)

Net income available to common stockholders	$43	$28	$69	$52

Basic earnings per common share
Income from continuing operations before extraordinary item	$.14	$.11	$.25	$.22
Discontinued operations	.01		.02	.02
Gain on disposition of discontinued operations	.09		.09
Extraordinary item	(.06)		(.08)	(.03)

Net income available to common stockholders	$.18	$.11	$.28	$.21

Weighted average shares outstanding	245	244	244	244

Diluted earnings per common share
Income from continuing operations before extraordinary item	$.14	$.11	$.25	$.22
Discontinued operations	.01		.02	.02
Gain on disposition of discontinued operations	.09		.09
Extraordinary item	(.07)		(.08)	(.03)

Net income available to common stockholders	$.17	$.11	$.28	$.21

Weighted average shares outstanding	246	246	246	245

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38	$26
Receivables, less allowances of $47 in 2002 and $54 in 2001	715	564
Inventories
Work-in-process and finished goods	257	232
Materials and supplies	489	464

	746	696
Refundable income taxes		4
Deferred income taxes	124	134
Prepaid expenses and other current assets	75	58

Total current assets	1,698	1,482
Net property, plant and equipment	5,477	5,379
Timberland, less timber depletion	69	47
Goodwill	3,300	3,298
Investment in equity of non-consolidated affiliates	177	173
Other assets	298	273

	$11,019	$10,652

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$106	$212
Accounts payable	606	550
Accrued compensation and payroll taxes	204	202
Interest payable	40	86
Other current liabilities	226	190

Total current liabilities	1,182	1,240
Long-term debt, less current maturities	5,056	4,754
Other long-term liabilities	1,001	1,012
Deferred income taxes	1,194	1,161
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	78	76
Common stock, par value $.01 per share; 400,000,000 shares authorized, 244,557,724 and 243,902,361 issued and outstanding in 2002 and 2001, respectively	2	2
Additional paid-in capital	3,844	3,833
Unamortized restricted stock compensation	(1)
Retained earnings (deficit)	(1,227)	(1,296)
Accumulated other comprehensive income (loss)	(110)	(130)

Total stockholders' equity	2,586	2,485

	$11,019	$10,652

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (In millions)	2002	2001
Cash flows from operating activities
Net income	$77	$60
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposition of discontinued operations	(39)
Extraordinary loss from early extinguishment of debt	32	10
Depreciation, depletion and amortization	298	356
Amortization of deferred debt issuance costs	7	9
Deferred income taxes	61	62
Loss (gain) on sale of assets	6	(9)
Foreign currency transaction losses (gains)	4	(2)
Non-cash restructuring charge	4	1
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(96)	(20)
Inventories	(20)	68
Prepaid expenses and other current assets	(12)	(7)
Accounts payable and accrued liabilities	50	(106)
Interest payable	(46)	(25)
Income taxes	(17)	(20)
Other, net	(17)	(35)

Net cash provided by operating activities	292	342

Cash flows from investing activities
Expenditures for property, plant and equipment	(143)	(139)
Proceeds from property and timberland disposals and sale of businesses	86	27
Payments on acquisitions, net of cash received	(362)	(16)

Net cash used for investing activities	(419)	(128)

Cash flows from financing activities
Proceeds from long-term debt	2,400	1,325
Net repayments of debt	(2,215)	(1,510)
Net borrowings (repayments) under the accounts receivable securitization program	13	(11)
Debt repurchase premiums paid	(25)	(14)
Preferred dividends paid	(6)	(6)
Proceeds from stock transaction	1
Proceeds from exercise of stock options	4	4
Deferred debt issuance costs paid	(34)	(27)

Net cash provided by (used for) financing activities	138	(239)

Effect of exchange rate changes on cash	1
Increase (decrease) in cash and cash equivalents	12	(25)
Cash and cash equivalents
Beginning of period	26	45

End of period	$38	$20

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

3.    Discontinued Operations

        On September 30, 2002, the Company sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $118 million for the year ended December 31, 2001 and $94 million for the nine months ended September 30, 2002. These facilities employed approximately 700 hourly and 150 salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented. The assets and liabilities of the industrial packaging division, excluding retained assets and liabilities, included in the accompanying consolidated balance sheet as of December 31, 2001 consisted of the following:

Inventories	$6
Net property, plant and equipment	32
Accounts payable and accrued liabilities	(8)
Long-term debt, less current maturities	(2)

        Proceeds of the sale were used to reduce borrowings outstanding under the JSC(U.S.) revolving credit agreement.

4.    Acquisitions

        In August 2002, the Company acquired two corrugated container facilities from Packaging Services Group for $12 million. The acquisition was accounted for as a purchase business combination. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. The preliminary purchase price allocation has resulted in acquired goodwill of approximately $8 million to the Containerboard and Corrugated Containers segment.

        On September 30, 2002, the Company purchased a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco (the "Stevenson Mill Acquisition"). The Company paid $350 million, subject to a final working capital adjustment, for the assets and agreed to pay an additional $25 million within a twelve month period in connection with benefits obtained by the Company under certain financing arrangements. The cost to acquire these plants has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The preliminary allocation has resulted in working capital of $45 million and property, plant and equipment and timberland of $305 million. The commitment to pay $25 million for the assumption of environmental improvement revenue bonds has been recorded in other assets with a corresponding amount in other current liabilities. The Company has not recorded any goodwill in connection with this acquisition.

5.    Restructuring and Exit Liabilities

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

        The Company recorded a restructuring charge of $3 million during the third quarter related to the disposition of its remaining Cladwood® operations. The assets of these operations were adjusted to the estimated fair value less cost to sell resulting in a $3 million non-cash write-down. These shutdowns resulted in approximately 80 employees being terminated. The sales and operating income of these facilities in 2001 were $10 million and $1 million, respectively.

        The Company had $2 million and $4 million of cash disbursements related to these charges for the three and nine months ended September 30, 2002, respectively.

        At December 31, 2001, the Company had $57 million of exit liabilities related to the restructuring of operations in connection with the Stone merger and the St. Laurent acquisition. The Company had $7 million of cash disbursements related to these exit liabilities for the nine months ended September 30, 2002.

6.    Long-Term Debt

Bank Credit Facilities

        In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group under the JSC(U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In July 2002, Stone amended, restated and replaced its existing credit agreements with $1,300 million of new term loan financing maturing June 30, 2009 and $660 million of revolving credit facilities maturing

December 31, 2005. Various covenants and restrictions have been revised. The new term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The credit facilities bear interest at rates selected at the option of Stone, equal to LIBOR plus 2.50% or ABR plus 1.50%, in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving loan facilities. The proceeds of the new term loans along with additional borrowings on the revolving credit facility of approximately $20 million were used to retire the existing (i) $560 million in aggregate principal of Tranche F term loan, due in various installments through December 31, 2005, and (ii) $749 million in aggregate principal of Tranche G and H term loans, due in various installments through December 31, 2006. In addition, the proceeds were used to pay fees and other expenses of $11 million related to this transaction. An extraordinary loss of $4 million (net of tax of $3 million) was recorded in the third quarter due to the early extinguishment of debt. The new Stone credit agreement also permits: (i) the distribution of SSCC common stock by Jefferson Smurfit Group ("JS Group") to its stockholders, which otherwise would have constituted a change of control event of default (See Note 13), (ii) to make an offer to repurchase the 11.5% unsecured senior notes due August 15, 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made, and (iii) the merger of Stone and JSC(U.S.) under certain circumstances.

        In August 2002, JSC(U.S.) amended its credit agreement to permit the distribution of approximately 71.6 million shares of SSCC common stock (approximately 29.3% of total shares outstanding) by JS Group to its stockholders, which otherwise would have constituted a change of control event of default (See Note 13). In addition, this amendment permitted JSC(U.S.) to refinance all or any portion of the 9.75% Senior Notes due 2003 with the 8.25% Senior Notes due 2012.

        In September 2002, JSC(U.S.) amended and restated its credit agreement to permit (i) the incurrence of the indebtedness represented by the 8.25% Senior Notes due 2012 in excess of the amount necessary for refinancing the 9.75% Senior Notes due 2003 and (ii) the use of a portion of the proceeds from the sale of the 8.25% Senior Notes due 2012 to fund the Stevenson Mill Acquisition. In addition, the amended and restated credit agreement permits JSC(U.S.) to obtain an incremental loan facility of up to $140 million, subject to lender syndication, to be used for the issuance of letters of credit to support environmental improvement revenue bonds that are expected to be assumed by JSC(U.S.) within one year following the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone and JSC(U.S.) under certain circumstances.

Senior Notes

        In April 2002, Stone redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due August 1, 2016 and paid $7 million in call premiums and other expenses from borrowings under the Stone revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) was recorded in the second quarter due to the early extinguishment of debt.

        In June 2002, Stone completed an offering of $400 million of 8.375% Senior Notes due 2012. Stone used the proceeds of this issuance along with additional borrowings of $52 million under the Stone revolving credit facility to redeem $443 million of secured term loans (Tranche C, D and E) due October 1, 2003. In addition, Stone used the proceeds to pay fees and other expenses of $9 million related to this transaction. An extraordinary loss of $1 million (net of tax) was recorded in the second quarter due to the early extinguishment of debt.

        In September 2002, JSC(U.S.) completed an offering of $700 million of 8.25% Senior Notes due 2012. JSC(U.S.) used the proceeds of this issuance in part to repurchase $474 million of the 9.75% Senior Notes due 2003, pay related call premiums of $18 million and pay issuance costs of $12 million. The remaining portion of the 8.25% Senior Notes proceeds was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. An extraordinary loss of $12 million (net of tax of $8 million) was recorded in the third quarter due to the early extinguishment of debt.

7.    Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        The Company's only significant non-consolidated affiliate at September 30, 2002, is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by JS Group. Smurfit-MBI had net sales of $110 million and $112 million for the three months ended September 30, 2002 and 2001, and $325 million and $337 million for the nine months ended September 30, 2002 and 2001, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Results of operations
Net sales	$169	$168	$487	$518
Cost of sales	148	153	422	456
Income before income taxes, minority interest and extraordinary charges	12	11	31	26
Net income	11	11	30	26

8.    Derivative Instruments and Hedging Activities

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

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of September 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the nine months ended September 30, 2002, the Company reclassified a $7 million loss from OCI to cost of goods sold when the hedged items were recognized. Amounts reclassified for the three month period ended September 30, 2002 were immaterial. The fair value of the Company's futures contracts at September 30, 2002 is a $2 million gain included in other current assets.

        For the nine months ended September 30, 2002, the Company recorded a $1 million loss in cost of goods sold on settled commodity future contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges. Amounts recorded for the three month period ended September 30, 2002 were immaterial.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. The fair value of the Company's foreign currency forward contracts at September 30, 2002 is a $1 million loss included in other current liabilities. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $1 million (net of tax of $0.6 million) at September 30, 2002. The Company expects to reclassify $1 million into earnings during the next twelve months.

9.    Sale of Assets

        During the third quarter of 2002, the Company initiated a process to sell substantially all of the assets and liabilities of a 51% owned affiliate. The Company recorded a loss of approximately $4 million to reflect the net realizable value of the property and equipment. The Company anticipates the sale to be completed during the fourth quarter of 2002.

        During 2001, the Company sold its Bathurst, New Brunswick, Canada sawmill resulting in a gain on sale of assets of $7 million.

10.  Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$45	$30	$77	$60
Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change				5
Net changes in fair value of hedging transactions	(4)	(10)	5	(22)
Net loss reclassified into earnings		3	7	1
Foreign currency translation adjustment	(1)	9	8	(3)

Comprehensive income	$40	$32	$97	$41

11.  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
Numerator:
Income from continuing operations before extraordinary item		$37		$28		$70		$62
Preferred stock dividends		(2)		(2)		(8)		(8)

Income from continuing operations available to common stockholders		35		26		62		54
Denominator:
Denominator for basic earnings per share—
Weighted average shares		245		244		244		244
Effect of dilutive securities:
Employee stock options		1		2		2		1

Denominator for diluted earnings per share— Adjusted weighted average shares		246		246		246		245

Basic earnings per share from continuing operations before extraordinary item	$	..14	$	..11	$	..25	$	..22

Diluted earnings per share from continuing operations before extraordinary item		$.14		$.11		$.25		$.22

        For the three and nine months ended September 30, 2002 and 2001, SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $2 million and $8 million, respectively, is excluded from the diluted earnings per share computation because they are antidilutive.

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

        Income from continuing operations before extraordinary item, net income and related earnings per share for the three and nine months ended September 30, 2001, adjusted to exclude goodwill amortization expense, are as follows:

		Earnings per share
	Three months ended September 30, 2001
		Basic	Diluted
Income from continuing operations before extraordinary item:
Reported income from continuing operations available to common stockholders before extraordinary item	$26	$.11	$.11
Goodwill amortization	23.09		.09

Adjusted income from continuing operations available to common stockholders before extraordinary item	$49	$.20	$.20

Net Income:
Reported net income available to common stockholders	$28	$.11	$.11
Goodwill amortization	23.10		.10

Adjusted net income available to common stockholders	$51	$.21	$.21

		Earnings per share
	Nine months ended September 30, 2001
		Basic	Diluted
Income from continuing operations before extraordinary item:
Reported income from continuing operations available to common stockholders before extraordinary item	$54	$.22	$.22
Goodwill amortization	68.28		.28

Adjusted income from continuing operations available to common stockholders before extraordinary item	$122	$.50	$.50

Net Income:
Reported net income available to common stockholders	$52	$.21	$.21
Goodwill amortization	68.28		.28

Adjusted net income available to common stockholders	$120	$.49	$.49

        As of January 1, 2002, goodwill of $3,298 million (net of $331 million of amortization) was attributable to the Company's segments as follows: $2,928 million for Containerboard and Corrugated Containers, $278 million for Consumer Packaging and $92 million for Other. Goodwill of $6 million, associated with the industrial packaging division plants, was written-off as part of the determination of the gain on disposition of discontinued operations and $8 million of goodwill was acquired in connection with the acquisition of two corrugated container facilities from Packaging Services Group.

        The amount of goodwill allocated to the reporting units was corrected in the third quarter as a result of a computational error in the adoption of SFAS No. 142 in the first quarter. An additional $28 million of goodwill was allocated to the Containerboard and Corrugated Containers segment, an additional $2 million of goodwill was allocated to the Consumer Packaging segment and $30 million less goodwill was allocated to the International segment, included in other. The correction had no effect on the Company's total recorded goodwill or in its transitional impairment analysis.

13.  Related Party Transactions

        In March 2002, the Company engaged in a transaction whereby Smurfit Packaging Corporation ("SPC"), an indirect subsidiary of JS Group (then a significant stockholder of the Company), paid to the Company approximately $1 million and delivered to the Company 36,800,000 shares of the Company's common stock owned by SPC and received in exchange 36,800,000 newly issued shares of the Company's common stock. The transaction had no effect on SPC's beneficial ownership of the Company's common stock and was part of JS Group's restructuring of its businesses and assets located in the United States. The consideration received by the Company has been reflected as additional paid-in capital in the consolidated balance sheets.

        On September 3, 2002, JS Group, a publicly-traded company headquartered in Dublin, Ireland, completed the distribution to its stockholders of substantially all its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock. The distribution was a condition to the consummation of a cash offer by an affiliate of Madison Dearborn Partners, Inc. for the purchase of all the outstanding shares of capital stock of JS Group.

14.  Restricted Stock

        In February 2002, the Company issued approximately 310,000 vested restricted stock units in accordance with its 2001 management incentive plan to settle its 2001 incentive plan liability. The restricted stock units vest immediately, but the restrictions do not lapse until the third anniversary of the award date. In addition, the Company issued approximately 70,000 premium restricted stock units, which vest in three years, in accordance with the 2001 management incentive plan and awarded 75,000 additional restricted stock units which vest in three to five years. When these non-vested restricted stock units are issued, unamortized restricted stock compensation is recorded as a reduction of stockholders' equity, and charged to expense over the vesting period.

15.  Stockholder Rights Plan

        In September 2002, the Company adopted a stockholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock held of record as of the close of business on September 6, 2002. Each Right entitles the holder to purchase one one-thousandth of a share of a Series B Junior Participating Preferred Stock ("Preferred Stock"). The Rights become exercisable following a public announcement that an acquiring person ("Acquiring Person"), as determined by the Board of Directors, has obtained beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commenced a tender offer that would result in such ownership threshold being attained. Each Right, if and when it becomes exercisable, will entitle holders of the Rights (other than the Acquiring Person), upon payment of the exercise price, to the number of shares of Preferred Stock having a fair value equal to approximately two times the exercise price. In addition, if after a party becomes an Acquiring Person, the Company were to be acquired in a merger or other business combination, each holder of Rights (other than the Acquiring Person) will have the right to acquire, upon payment of the exercise price, that number of shares of common stock of the acquiring Company having a fair market value of approximately two times the exercise price. The Rights expire on September 9, 2012 unless earlier redeemed or exchanged by the Company.

16.  Business Segment Information

        On January 1, 2002, the Company combined the Consumer Packaging segment with the Specialty Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The information for 2001 has been restated from the prior year in order to conform to the 2002 presentation.

In addition, the results reported for the Consumer Packaging segment have been restated to exclude the results of the discontinued operations, the industrial packaging division, for all periods presented.

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

        Other includes corporate related items and two nonreportable segments, Reclamation and International. Corporate related items include the elimination of intercompany profit and income and expense not allocated to reportable segments, including corporate expenses, restructuring charges, goodwill amortization in 2001, interest expense and the adjustment to record inventory at LIFO.

        A summary by business segment follows:

Three months ended September 30,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2002
Revenues from external customers	$1,402	$424	$280	$2,106
Intersegment revenues	42		92	134
Segment profit (loss)	150	31	(122)	59
2001
Revenues from external customers	$1,430	$421	$208	$2,059
Intersegment revenues	46		42	88
Segment profit (loss)	169	32	(141)	60
Nine months ended September 30,
2002
Revenues from external customers	$4,067	$1,236	$724	$6,027
Intersegment revenues	122		188	310
Segment profit (loss)	354	93	(335)	112
2001
Revenues from external customers	$4,394	$1,244	$658	$6,296
Intersegment revenues	128		122	250
Segment profit (loss)	485	94	(437)	142

17.  Contingencies

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

18.  Prospective Accounting Standards

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

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

19.  Subsequent Events

        On November 4, 2002, the Company announced its decision to permanently close the No. 1 paper machine at its Missoula, Montana mill and to permanently close three corrugated container facilities acquired as part of the Stevenson Mill Acquisition. The Company will record a charge of approximately $10 million related to the closure of the Missoula machine in the fourth quarter of 2002. The final purchase price allocation for the Stevenson Mill Acquisition will include an adjustment to fair value of property, plant and equipment associated with the shutdown of the three corrugated container plants, liabilities for the termination of certain employees and other commitments.

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

RESULTS OF OPERATIONS

Third Quarter 2002 Compared to Third Quarter 2001

	Three months ended September 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,402	$150	$1,430	$169
Consumer packaging	424	31	421	32
Other operations	280	12	208	11

Total operations	$2,106	193	$2,059	212

Restructuring charges		(3)		(1)
Loss on sale of assets		(4)
Goodwill amortization				(23)
Interest expense, net		(87)		(109)
Corporate expenses and other		(40)		(19)

Income from continuing operations before income taxes and extraordinary item		$59		$60

        Consolidated net sales of $2,106 million in 2002 increased by 2% compared to 2001 due primarily to higher sales prices for reclamation products and higher shipments of containerboard and corrugated containers. Sales prices for most of our major products were lower on average compared to 2001. Income from continuing operations before income taxes and extraordinary item in 2002 was $59 million, a decrease of $1 million compared to 2001. The decline in earnings was due primarily to lower average sales prices for containerboard and corrugated containers, higher fiber cost, and restructuring and other charges related to the sale or closure of three facilities. The decline in interest expense and the elimination of goodwill amortization partially offset the earnings decline.

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

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(50)	$(2)	$67	$15
Sales volume	37	(2)	7	42
Acquisitions		9		9
Closed or sold facilities	(15)	(2)	(2)	(19)

Total	$(28)	$3	$72	$47

        Consolidated cost of goods sold was higher in 2002 due primarily to increased sales volume for containerboard and corrugated containers and higher reclaimed fiber cost ($37 million). Cost of goods sold was favorably impacted by the elimination of goodwill amortization ($23 million) and lower energy cost ($14 million). Cost of goods sold, as a percent of net sales in 2002 was 83.8% compared to 82.5% in 2001.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales was 9.5%, comparable to 2001.

        During the third quarter of 2002, we recorded a restructuring charge of $3 million related to the disposition of our remaining Cladwood® facilities. In addition, we recorded a loss of $4 million on the disposition of a 51% owned affiliate to reflect the net realizable value of its property and equipment.

        Interest expense, net decreased $22 million due to the favorable impacts of lower interest rates ($15 million) and lower averages borrowings ($7 million). Our overall average effective interest rate in the third quarter of 2002 was lower than 2001 by approximately 120 basis points.

        The effective income tax rate for the third quarter of 2002 decreased to 37% compared to 53% last year due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 2% due primarily to lower average sales prices for containerboard and corrugated containers. On average, corrugated container sales prices decreased by 4% and linerboard sales prices were lower by 1%. During the third quarter of 2002, we raised containerboard prices by $25 per ton and began implementing a corresponding price increase for corrugated containers. The average sales price of kraft paper was unchanged. The average sales price of solid bleach sulfate (SBS) decreased by 5%. The average sales price for market pulp increased by 17%.

        Production of containerboard increased by 3%. We continued to take containerboard market related downtime in order to maintain a lower level of inventory. We incurred approximately 105,000 tons of containerboard market related downtime in the third quarter of 2002. Shipments of corrugated containers increased by 5%. Production of kraft paper decreased by 12%. Our production of market pulp increased by 8% compared to last year. SBS production declined 8%.

        Profits decreased by $19 million due primarily to the lower average sales prices and higher reclaimed fiber cost of approximately $31 million. Profits were favorably impacted by the improvement in sales volume and lower energy cost. Cost of goods sold as a percent of net sales increased to 82% for the third quarter of 2002 compared to 81% for 2001 due primarily to the lower average sales prices and the higher reclaimed fiber cost.

Consumer Packaging Segment

        On January 1, 2002, we combined the Specialty Packaging segment into the Consumer Packaging segment. The Specialty Packaging segment was previously not a reportable segment. Sales and profits for 2001 have been restated to conform to the 2002 presentation.

        Net sales for 2002 were comparable to 2001. On average, folding carton sales prices in 2002 were comparable to 2001, while coated boxboard sales prices were 3% higher. Our production of coated boxboard in North America increased by 6% compared to last year. Multiwall bag shipments were higher by 6%. Folding carton shipments decreased 1%.

        Profits decreased by $1 million due primarily to higher reclaimed fiber cost, which was higher than last year by $8 million. Profits were favorably impacted by the acquisition of a flexible packaging operation and lower energy cost. Cost of goods sold as a percent of net sales increased to 85% for the third quarter of 2002 compared to 84% for 2001 due primarily to the higher reclaimed fiber cost.

Other Operations

        Net sales increased 35% due primarily to higher sales prices for reclamation products and higher sales prices and shipments of containerboard and corrugated containers in our international operations. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, the primary grade used by recycled containerboard mills, increased in the second and third quarters of 2002.The average price of OCC in the third quarter increased by approximately $30 per ton over the second quarter of 2002 and by approximately $60 per ton compared to last year. OCC prices peaked in July 2002 and then began dropping as export demand declined and collections increased. Profits of the reclamation operations were higher compared to last year due to the higher average sales prices. Profits of the international operations declined due primarily to higher reclaimed fiber cost in Europe.

Discontinued Operations

        In September 2002, we sold our industrial packaging operations to a third party. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. The results of operations for the industrial packaging operations, formerly included in the Consumer Packaging segment, have been reclassified as discontinued operations for all periods presented.

Nine Months 2002 Compared to Nine Months 2001

	Nine months ended September 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$4,067	$354	$4,394	$485
Consumer packaging	1,236	93	1,244	94
Other operations	724	36	658	38

Total operations	$6,027	483	$6,296	617

Restructuring charges		(10)		(5)
Gain (loss) on sale of assets		(6)		9
Goodwill amortization				(68)
Interest expense, net		(267)		(358)
Corporate expenses and other		(88)		(53)

Income from continuing operations before income taxes and extraordinary item		$112		$142

        Consolidated net sales of $6,027 million in 2002 decreased by 4% compared to 2001 due primarily to lower average sales prices. Income from continuing operations before income taxes and extraordinary item in 2002 was $112 million, a decrease of $30 million compared to 2001. The decrease was due primarily to the decline in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment. Lower interest expense and the elimination of goodwill amortization partially offset the decline in earnings of our segments.

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(267)	$(16)	$62	$(221)
Sales volume		(34)	9	(25)
Acquisitions		46		46
Closed or sold facilities	(60)	(4)	(5)	(69)

Total	$(327)	$(8)	$66	$(269)

        Consolidated cost of goods sold decreased due to the elimination of goodwill amortization ($68 million) and lower energy cost ($61 million) and by the lower sales volume ($79 million). Cost of goods sold was unfavorably impacted by higher reclaimed fiber cost of $32 million. Cost of goods sold as a percent of net sales increased to 83.8% in 2002 from 82.9% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales increased to 9.8% in 2002 from 9.4% in 2001 due primarily to the lower average sales prices.

        During 2002, we recorded restructuring charges of $10 million related to the closure of two converting facilities and the disposition of our Cladwood® operations.

        Interest expense, net decreased $91 million due to the favorable impacts from lower interest rates ($63 million) and from lower average borrowings ($33 million), which were partially offset by a $5 million reduction in interest income. Our overall average effective interest rate in 2002 was lower than 2001 by approximately 170 basis points.

        The effective income tax rate for the nine months ended September 2002 decreased to 38% compared to 56% for last year, due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 7% due primarily to lower average sales prices for containerboard, corrugated containers and market pulp. On average, corrugated container sales prices and linerboard sales prices were lower by 6%. The average sales price of kraft paper and SBS decreased by 7% and 6%, respectively. The average sales price for market pulp decreased by 4%.

        Production of containerboard increased by 1%. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 516,000 tons of containerboard market related downtime in 2002. Shipments of corrugated containers increased 1% compared to last year. Our production of market pulp increased by 8% compared to last year due primarily to improving demand. SBS production declined 4% and kraft paper production decreased by 6%.

        Profits decreased by $131 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $40 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales increased to 83% for 2002 compared to 81% for 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 1% due primarily to lower sales volumes and lower average sales prices. Acquisitions had a favorable impact on net sales of $46 million. Folding carton shipments decreased 5%, while multiwall bag shipments were higher by 7%. Production of coated boxboard in North America was 3%

higher compared to last year. Sales prices of flexible and specialty packaging products were lower than last year by approximately 11%. On average, sales prices of folding cartons, multiwall bags and coated boxboard were comparable to last year.

        Profits decreased by $1 million compared to last year due primarily to higher reclaimed fiber cost. Profits were favorably impacted by the acquisitions and lower energy cost. Cost of goods sold as a percent of net sales was 84% for 2002, comparable to last year.

Other Operations

        Net sales increased 10% due primarily to higher sales prices for reclamation products and higher shipments of containerboard and corrugated containers in our international operations. The average price of OCC increased by approximately $35 per ton compared to last year. Profits of the reclamation operations were higher compared to last year due to the higher average sales prices and profits of the international operations declined due primarily to higher reclaimed fiber cost in Europe.

Statistical Data

	Three months ended September 30,		Nine Months ended September 30,
(In thousands of tons, except as noted)
	2002	2001	2002	2001
Mill production
Containerboard	1,858	1,803	5,341	5,288
Kraft paper	72	82	209	222
Market pulp	154	143	434	402
Solid bleached sulfate/bleached board	74	80	225	235
Coated boxboard	169	163	490	487
Corrugated containers sold (billion sq. ft.)	24.0	22.9	70.1	69.1
Folding cartons sold	133	135	380	399
Multiwall bags sold (million bags)	303	287	874	820
Fiber reclaimed and brokered	1,675	1,642	4,945	5,025

RESTRUCTURING AND EXIT LIABILITIES

        We recorded restructuring charges of $10 million during 2002 related to the closure of two converting facilities and the disposition of our Cladwood® operations. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $4 million non-cash write-down. The cash portion of the restructuring charge consisted of approximately $6 million, primarily severance costs, which will be paid in 2002. We had $4 million of cash disbursements related to this charge for the nine months ended September 30, 2002. These shutdowns resulted in approximately 230 employees being terminated.

        At December 31, 2001, we had $57 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Stone Container, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During the nine months ended September 30, 2002, we incurred cash expenditures of $7 million for these exit liabilities. Through September 30, 2002, we have incurred approximately $266 million (84%) of the planned cash expenditures to close facilities, pay severance cost and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the nine months ended September 30, 2002, net cash provided by operating activities of $292 million, proceeds from long-term debt of $2,400 million, proceeds from property and timberland disposals and sale of businesses of $86 million and proceeds from exercise of stock options of $4 million were used to fund net debt payments of $2,202 million, payments on acquisitions of $362 million, expenditures for property, plant and equipment of $143 million, debt repurchase premiums of $25 million, financing fees of $34 million and preferred stock dividends of $6 million.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities and future financing activities will be sufficient for the next two years to meet our obligations, including debt service, preferred stock dividends, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 are $6 million and $327 million, respectively, with varying amounts thereafter. Jefferson Smurfit (U.S), which has $300 million of the 2003 maturities, is exploring a number of options to repay or refinance the 2003 debt maturities, particularly its Accounts Receivable Securitization Program. Jefferson Smurfit (U.S.) has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities before their maturity dates. Although we believe that we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $400 million. As of September 30, 2002, we had authorized commitments for capital expenditures of $150 million, including $38 million for environmental projects, $29 million to maintain competitiveness and $83 million for upgrades, modernization and expansion.

        In August 2002, Stone Container acquired two corrugated container facilities for $12 million. The acquisition was accounted for as a purchase business combination. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. The preliminary purchase price allocation has resulted in acquired goodwill of approximately $8 million to the Containerboard and Corrugated Container segment. Stone Container funded the acquisition under its bank credit facilities.

        In September 2002, Jefferson Smurfit (U.S.) acquired a corrugating medium mill that has an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco (the Stevenson Mill Acquisition). Jefferson Smurfit (U.S.) paid $350 million (subject to a working capital adjustment) for the assets in September, and will pay an additional $25 million over the next twelve months related to benefits obtained by us under certain financing arrangements. The cost to acquire these plants has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. Jefferson Smurfit (U.S.) has not recorded any goodwill related to this transaction. Jefferson Smurfit (U.S.) funded the acquisition using a portion of the proceeds from the $700 million 8.25% Senior Notes (see Financing Activities) and with additional borrowings under its existing credit facilities. We have targeted synergy savings of $40 million from the Stevenson Mill Acquisition by the end of 2003. These synergies will be achieved through a combination of administrative cost reductions, system optimization and purchasing savings.

        In September 2002, Jefferson Smurfit (U.S) sold its industrial packaging operations to a third party for approximately $80 million. Jefferson Smurfit (U.S.) retained approximately $12 million of receivables from the business. Proceeds from the sale were used to reduce borrowings outstanding under the Jefferson Smurfit (U.S.) revolving credit agreement.

        In September 2002, Madison Dearborn Partners, L.L.C. (MDP) consummated its cash offer for the outstanding shares of Jefferson Smurfit Group plc (JS Group). JS Group was a major stockholder of Smurfit-Stone. In connection with the MDP purchase, JS Group distributed all of the shares of Smurfit-Stone common stock it owned (approximately 71.6 million shares representing 29.3% of the outstanding common stock of Smurfit-Stone) to its stockholders.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2002, Jefferson Smurfit (U.S.) had $268 million of unused borrowing capacity under its revolving credit facility and Stone Container and Smurfit-Stone Container Canada Inc. collectively, had $384 million of unused borrowing capacity under the Stone Container revolving credit facilities.

Financing Activities

        In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group under the Jefferson Smurfit (U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In April 2002, Stone Container redeemed its 12.58% Rating Adjustable Unsecured Senior Notes due August 1, 2016 aggregating $125 million and paid $7 million in call premiums and other expenses from borrowings under the Stone Container revolving credit facility.

        In May 2002, Jefferson Smurfit (U.S.) repaid its $100 million 10.75% Unsecured Senior Notes at maturity with borrowings under the Jefferson Smurfit (U.S.) revolving credit facility.

        In June 2002, Stone Container issued $400 million of 8.375% senior notes due 2012. The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $52 million, were used to redeem $443 million of Stone Container's secured term loans (Tranche C, D and E) and to pay $9 million in fees and other expenses related to this transaction. The Tranche C, Tranche D and Tranche E term loans had a variable interest rate of LIBOR plus 3.5% (5.375% as of the redemption date) and were payable in various installments through October 1, 2003.

        In July 2002, Stone Container and Smurfit-Stone Container Canada Inc. amended, restated and replaced their existing credit agreements pursuant to which a group of financial institutions provided (i) $1,300 million in new term loan financing in the form of a $950 million Tranche B term loan to Stone Container maturing on June 30, 2009 and a $350 million Tranche C term loan to Smurfit-Stone Container Canada Inc. maturing on June 30, 2009, and (ii) a $560 million revolving credit facility for Stone Container and a $100 million revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. The credit facilities bear interest at rates selected at the option of Stone Container, equal to LIBOR plus 2.50% or ABR plus 1.50%, in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facility. The net proceeds of the Tranche B and C term loans, along with borrowings on the Stone Container revolving credit facility of approximately $20 million, were used to refinance Stone Container's $560 million Tranche F term loan (5.125% variable rate as of the redemption date) payable in various installments through October 31, 2005, and $402 million Tranche G term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and Smurfit-Stone Container Canada Inc.'s $347 million Tranche H term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and to pay $11 million in fees and other expenses related to these transactions. The new Stone Container credit agreement also permits: (1) the distribution of Smurfit-Stone common stock by JS Group to its shareholders, which otherwise would have constituted a change of control and an event of default, (2) us to make an offer to repurchase the 11.5% unsecured senior notes due August 15, 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made, and (3) the merger of Stone Container and Jefferson Smurfit (U.S.) under certain circumstances.

        In August 2002, Jefferson Smurfit (U.S.) amended its credit agreement to permit the distribution of Smurfit-Stone common stock by JS Group to its shareholders, which otherwise would have constituted a change of control event of default and to permit Jefferson Smurfit (U.S.) to refinance all or any portion of its 9.75% senior notes due 2003 (the 9.75% Senior Notes) with the 8.25% Senior Notes.

        In September 2002, Jefferson Smurfit (U.S.) amended and restated its credit agreement to permit the incurrence of indebtedness represented by the 8.25% Senior Notes in excess of the amount necessary for refinancing the 9.75% Senior Notes and the use of a portion of the proceeds from the issuance of the 8.25% Senior Notes to fund the Stevenson Mill Acquisition. In addition, the amended and restated credit agreement permits Jefferson Smurfit (U.S.) to obtain an incremental loan facility of up to $140 million, subject to lender syndication, to be used for the issuance of letters of credit to support environmental improvement revenue bonds that are expected to be assumed within one year of the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone Container and Jefferson Smurfit (U.S.) under certain circumstances.

        In September 2002, Jefferson Smurfit (U.S.) issued $700 million of 8.25% senior notes due 2012 (the 8.25% Senior Notes). Jefferson Smurfit (U.S.) used a portion of the proceeds of this issuance to repurchase $474 million of 9.75% Senior Notes, pay related call premiums of $18 million and pay $12 million of issuance costs. The remaining portion of the proceeds from the 8.25% Senior Notes was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. The 8.25% Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If by March 25, 2003, we do not consummate the registered exchange offer for a series of notes or cause a shelf registration with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.

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

Pension Obligation

        As discussed in our 2001 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $634 million as of December 31, 2001. For the nine months ended September 30, 2002, the actual loss on our pension plan assets of approximately $184 million was less than the expected return due to the poor performance of the equity markets. In addition, interest rates have declined, which may require us to decrease the discount rate assumption at the end of 2002. A decrease in the rate by 0.25% would increase our pension obligations by approximately $50 million. We expect the under funded status of our plans will increase and we will be required to record an additional minimum pension liability adjustment to stockholders' equity at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments were listed in our Annual Report on Form 10-K for the year ended December 31, 2001.

        As a result of excess capacity in our containerboard system and our policy of producing to meet demand, we temporarily shutdown four of our paper machines in 2001. All of these machines are included in our Containerboard and Corrugated Containers segment. Two of these machines were subsequently restarted. The Missoula, Montana No.1 and the Fernandina, Florida No.2 paper machines remained closed during the first 10 months of 2002.

        In light of the Stevenson Mill Acquisition on September 30, 2002, we performed an evaluation of our overall containerboard requirements. As a result, we announced the permanent closure of the Missoula No.1 paper machine in November 2002. We will record an impairment charge of approximately $10 million related to the closure of this paper machine in the fourth quarter of 2002.

        The fourth paper machine, the Fernandina No.2 machine, which produces lightweight linerboard and has a net book value of approximately $140 million, continues to be temporarily shut down. No decision has been made to permanently shut down this machine, as it may be restarted, subject to future demand for linerboard and industry conditions.

        In addition, in November 2002, we announced the closure of three corrugated container facilities acquired as part of the Stevenson Mill Acquisition. The final purchase price allocation for the Stevenson Mill Acquisition will include an adjustment to fair value of property, plant and equipment associated with the shutdown of the three corrugated container plants, liabilities for the termination of certain employees and other commitments.

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

SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2002, we had futures contracts to hedge approximately 6% of our expected natural gas requirements for the month of October 2002 and approximately 11% of our requirements for January through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part 1, Item 2 above includes the impact of the natural gas futures contracts. See Note 8 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposures are the Canadian dollar and the euro. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of September 30, 2002, we had Canadian dollar forward purchase contracts to hedge generally 50% to 75% of our Canadian dollar requirements for the months of October 2002 through September 2003.

        The exchange rate for the Canadian dollar and the euro as of September 30, 2002 compared to December 31, 2001 strengthened against the U.S. dollar by 0.4% and 9.7%, respectively. We recognized a foreign currency transaction loss of $4 million for the nine months ended September 30, 2002 compared to a gain of $2 million for the same period last year due primarily to the strengthening of the Canadian dollar.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to Smurfit-Stone would be made known to them by others within the company.

Changes In Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect Smurfit-Stone's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Smurfit-Stone's internal controls. As a result, no corrective actions were required or undertaken.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings in the Third Circuit Court of Appeals has been denied. We are vigorously defending these cases.

ITEM 2.    CHANGES IN SECURITIES

        On September 6, 2002, in connection with the adoption of a stockholder rights plan (the Rights Plan), the Board of Directors of Smurfit-Stone declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of our common stock, which entitles the holder to purchase 1/1,000th of a share of Series B Junior Participating Preferred Stock (Preferred Stock) at a specified exercise price. The Rights become exercisable following a public announcement that an acquiring person (an Acquiring Person) has acquired beneficial ownership of more than 15% of the outstanding voting stock of Smurfit-Stone or commenced a tender offer that would result in such ownership threshold being attained. An Acquiring Person does not include, among certain other excepted parties, any party which attains the threshold ownership level with the prior approval of the Board of Directors of Smurfit-Stone or an institutional investment manager that had beneficial ownership of greater than 15% of the outstanding voting stock on the date of adoption of the Rights Plan, subject to certain conditions. The Rights expire on September 9, 2012 unless earlier redeemed or exchanged by us.

        In the event that a person or group becomes an Acquiring Person, each holder of record of a Right (other than an Acquiring Person whose Rights will become null and void) will have the right to receive, upon payment of the exercise price, that number of shares of the Preferred Stock having a fair market value equal to approximately two times the exercise price (such value to be determined with reference to the fair market value of our common stock). In addition, unless the Rights are earlier redeemed or exchanged, in the event that, after the time that a party becomes an Acquiring Person, Smurfit-Stone were to be acquired in a merger or other business combination, each holder of a Right (other than an

Acquiring Person whose Rights will become null and void) will have the right to receive, upon payment of the exercise price, that number of shares of common stock of the acquiring company having a fair market value equal to approximately two times the exercise price.

        The Rights have certain anti-takeover effects, and will cause substantial dilution to a party who attempts to acquire Smurfit-Stone on terms not approved by the Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:
4.1	Certificate of Designation of Series B Junior Participating Preferred Stock.
10.1
Third Amended and Restated Credit Agreement dated as of September 26, 2002 among Jefferson Smurfit (U.S.), Smurfit-Stone Container Corporation, JSCE, Inc., The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Bank, as Administrative Agent and Senior Managing Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent.
10.2	First Amendment of Employment Agreement of Patrick J. Moore.
10.3	Restricted Stock Unit Agreement dated as of January 4, 2002 by and between Smurfit-Stone Container Corporation and Patrick J. Moore.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

  Form 8-K dated July 23, 2002 was filed with the Securities and Exchange Commission in connection with the announcement of earnings for the second quarter of 2002 and the first half ended June 30, 2002.

  Form 8-K dated July 24, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that Jefferson Smurfit Corporation (U.S.) had entered into an agreement to purchase a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from a third party.

  Form 8-K dated August 9, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that the Chief Executive Officer and the Chief Financial Officer of Smurfit-Stone filed their required statements under oath with the Securities and Exchange Commission.

  Form 8-K dated August 27, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that Jefferson Smurfit Corporation (U.S.), an indirect wholly-owned subsidiary of Smurfit-Stone, had commenced its tender offer relating to its 9.75% Senior Notes due 2003.

  Form 8-K dated September 9, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that Jefferson Smurfit Corporation (U.S.), an indirect wholly-owned subsidiary of Smurfit-Stone, is pursuing the issuance of approximately $700 million of Senior Notes and the expiration of the consent solicitation relating to its 9.75% Senior Notes due 2003.

  Form 8-K dated September 10, 2002 was filed with the Securities and Exchange Commission in connection with the announcement of the adoption of a Stockholder Rights Plan.

  Form 8-K dated September 11, 2002 was filed with the Securities and Exchange Commission in connection with the announcement Jefferson Smurfit Corporation (U.S.), an indirect wholly-owned subsidiary of Smurfit-Stone, had entered into an agreement to sell $700 million of 8.25% Senior Notes Due 2012.

  Form 8-K dated September 26, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that the previously announced tender offer of Jefferson Smurfit (U.S.), an indirect wholly-owned subsidiary of Smurfit-Stone, to purchase any and all of its outstanding 9.75% Senior Notes due 2003 had expired and that all of the 9.75% Senior Notes tendered were accepted and the completion of the offering of $700 million of 8.25% Senior Notes due 2012.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION (Registrant)
Date: November 8, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

Certifications

I, Patrick J. Moore, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Smurfit-Stone Container Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer

I, Charles A. Hinrichs, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Smurfit-Stone Container Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SMURFIT-STONE CONTAINER CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures