Form 10-K
period 2002-12-31
SMURFIT STONE CONTAINER CORP
filed 2003-03-10
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-23876

SMURFIT-STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	43-1531401 (I.R.S. Employer Identification No.)
150 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)
Registrant's Telephone Number: (312) 346-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.01 par value
7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.7 billion.

        The number of shares outstanding of the registrant's common stock as of February 28, 2003: 244,313,939

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K Into Which Document is Incorporated
Sections of the Registrant's Proxy Statement to be filed on or before April 3, 2003 for the Annual Meeting of Stockholders to be held on May 8, 2003.	III

SMURFIT-STONE CONTAINER CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2002

FORWARD-LOOKING STATEMENTS

        Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business—Environmental Compliance," under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

  •
  the impact of general economic conditions in North America and in other locations where we currently do business;

  •
  general industry conditions, including competition and product and raw material prices;

  •
  fluctuations in interest rates, exchange rates and currency values;

  •
  unanticipated capital expenditure requirements;

  •
  legislative or regulatory requirements, particularly concerning environmental matters;

  •
  access to capital markets;

  •
  fluctuations in energy prices; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

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

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, "we," "us," "our" or "Smurfit-Stone" refers to the business of Smurfit-Stone Container Corporation and its subsidiaries.

GENERAL

        Smurfit-Stone Container Corporation, a Delaware corporation, is the industry's leading integrated manufacturer of paperboard and paper-based packaging, including containerboard, corrugated containers, multiwall bags and clay-coated recycled boxboard, and is the world's largest paper recycler. In addition, we are a leading producer of solid bleached sulfate, folding cartons, Lithoflute™ and labels. We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2002, our net sales were $7,483 million and net income available to common stockholders was $54 million.

        Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: JSCE, Inc. and Stone Container Corporation, both Delaware corporations. JSCE conducts its business operations through its wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.), a Delaware corporation (Jefferson Smurfit (U.S.) or JSC (U.S.)). Excluding the discontinued European operations discussed below, our operations are located primarily in North America.

        On September 30, 2002, Smurfit-Stone, through Jefferson Smurfit (U.S.), acquired a corrugating medium mill located in Stevenson, Alabama that has an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco Corporation (the Stevenson Mill Acquisition). Jefferson Smurfit (U.S.) subsequently closed three of the corrugated container plants acquired as part of the Stevenson Mill Acquisition. On May 31, 2000, Smurfit-Stone, through a subsidiary of Stone Container, acquired St. Laurent Paperboard, Inc. Amounts included in the discussions herein include the acquisitions after their respective acquisition dates.

PRODUCTS

        We report our results of operations in four industry segments, two of which are reportable, 1) Containerboard and Corrugated Containers and 2) Consumer Packaging. On January 1, 2002, we combined the former Specialty Packaging segment with the Consumer Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The information for 2001 and 2000 has been restated in order to conform to the 2002 presentation. Our European operations, which are held for sale, have been classified as discontinued and are excluded from the segment results for all periods presented. The European operations were previously included in the International segment. In addition, the industrial packaging operations, which were previously part of the Consumer Packaging segment, were sold in 2002 and have been classified as discontinued and are excluded from the segment results for all periods presented. For financial information relating to our segments, see the information set forth in Note 23 of the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

        The Containerboard and Corrugated Containers segment includes 22 paper mills (16 located in the United States and six in Canada), 144 container plants (138 located in the United States, one in Canada, four in Mexico and one in Puerto Rico) and two wood products plants located in the United States. In addition, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada and the United States. The primary products of our Containerboard and Corrugated Containers segment include:

  •
  corrugated containers;

  •
  containerboard;

  •
  kraft paper;

  •
  solid bleached sulfate; and

  •
  market pulp.

        We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

        Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,826,000 tons of unbleached kraft linerboard, 982,000 tons of white top linerboard and 2,052,000 tons of medium in 2002. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. In 2002, our corrugated container plants consumed 5,276,000 tons of containerboard, representing an integration level of approximately 66%.

        Our paper mills also produce solid bleached sulfate (SBS), kraft paper, market pulp and other specialty products. We specialize in high-quality grades of SBS, which are designed to meet the demanding print requirements of folding carton and carded packaging customers in the food, pharmaceutical, cosmetics and other niche markets. A portion of our SBS is consumed internally by our folding carton plants. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags. A significant portion of our kraft paper is consumed by our consumer packaging operations. In addition, we produce bleached northern and southern hardwood pulp, which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

        Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2002	2001	2000
Tons produced (in thousands)
Containerboard	6,860	6,640	6,505
Kraft paper	283	287	290
Solid bleached sulfate	296	306	258
Market pulp	567	545	550
Corrugated containers sold (in billion sq. ft.)	80.7	79.1	80.7

        Corrugated container sales volumes shown above include our 50% share of the operations of Smurfit-MBI, a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis.

        In December 2002, Stone Container reached agreements with an affiliate of Jefferson Smurfit Group (JS Group), formerly our largest stockholder, to acquire JS Group's 50% ownership interest in Smurfit-MBI. The agreements were finalized in February 2003. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, General."

CONSUMER PACKAGING SEGMENT

        The Consumer Packaging segment includes four paper mills, 17 folding carton plants, 12 bag packaging plants and 19 other converting plants. Our Consumer Packaging operations are primarily located in the United States. The primary products of our Consumer Packaging segment include:

  •
  folding cartons;

  •
  coated recycled boxboard;

  •
  multiwall and consumer bags;

  •
  laminated products; and

  •
  paper, foil and heat transfer labels.

        Folding cartons are used primarily to protect customers' products, while providing point of purchase advertising. We produce a full range of carton styles, appropriate to nearly all carton end uses. The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating. In addition, we provide Lithoflute™ packaging for a number of applications. The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays. Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties. Our customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics. Our customers range from local accounts to large national accounts.

        Our coated recycled boxboard mills produce a broad range of recycled grades, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations. In 2002, our folding carton plants consumed 366,000 tons of recycled boxboard, representing an integration level of approximately 63%.

        Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt. Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments. We have developed and patented many innovative styles, including Cap-Sac®, PeelPak®, Soni-Loc®, Peel-N-Pour™, SquareStack™ and SquareSak™. We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn. In 2002, our consumer packaging operations consumed approximately 60% of the kraft paper produced by our kraft paper mills.

        Production for our coated recycled boxboard mills and sales volume for the folding carton and multiwall bag facilities for the last three years were:

	2002	2001	2000
Tons (in thousands)
Coated recycled boxboard produced	582	569	590
Folding cartons sold	504	523	561
Multiwall bags sold (in millions)	1,162	1,108	1,054

        We also produce printed paper, foil and DI-NA-CAL® heat transfer labels, which are used in a wide range of industrial and consumer product applications. DI-NA-CAL® is a proprietary labeling system that applies high-speed heat transfer labels to plastic containers. We also produce specialized laminations of film, foil and paper. We have a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries.

NON-REPORTABLE SEGMENTS

Reclamation

        Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and glass for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of fiber reclaimed and brokered for 2002, 2001 and 2000 were 6,582,000, 6,714,000 and 6,768,000, respectively.

International

        We operate one corrugated container plant in Indonesia and have a 50% ownership interest in three corrugated container plants in China.

RAW MATERIALS

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our reclamation facilities and nationwide brokerage system.

        Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber. At those times, we have experienced an increase in the cost of such fiber.

MARKETING

        Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products. Our board sales group is responsible for marketing and selling almost three million tons of pulp, paper and paperboard products to third parties worldwide.

        We seek to serve a broad customer base for each of our industry segments. As a result, we serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements.

        Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

COMPETITION

        The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. While we compete primarily on the basis of price in many of our product lines, other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG

        Demand for our major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. We do not have a significant backlog of orders as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

        Our research and development center, located in Carol Stream, Illinois, uses advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The cost of our research and development activities for 2002, 2001 and 2000 was approximately $5 million, $5 million and $6 million, respectively.

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

EMPLOYEES

        We had approximately 38,600 employees at December 31, 2002, of which approximately 31,800 were employees of U.S. operations. Our European operations, which are held for sale, employ 3,200 people. Approximately 20,200 (64%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

  •
  La Tuque, Quebec, Canada—August 2004

  •
  Jacksonville, Florida—June 2006

  •
  Hodge, Louisiana—June 2006

  •
  Missoula, Montana—June 2007

  •
  Hopewell, Virginia—July 2007

  •
  Brewton, Alabama—October 2007

  •
  Panama City, Florida—March 2008

  •
  Fernandina Beach, Florida—June 2008

  •
  West Point, Virginia—September 2008

  •
  Florence, South Carolina—August 2009

        We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. There were no significant or material work stoppages during 2002. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

        In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing air emissions (Maximum Achievable Control Technology-MACT) and water discharges (Effluent Limitation Guidelines) from the pulp, paper and paperboard industry, known as the "Cluster Rule." Phase I of MACT I and the Effluent Limitation Guidelines of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama and our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been completed at a cost of approximately $231 million. Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. MACT II of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2004. We have spent approximately $23 million (of which approximately $20 million was spent in 2002) for capital projects related to MACT II of the Cluster Rule. We continue to study possible means of compliance with phase II of MACT I and MACT II of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of phase II of MACT I and MACT II of the Cluster Rule is likely to be in the range of $90 million to $100 million and that such cost will be incurred over the next four years.

        In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. The EPA is also currently proposing to limit particulate emissions from industrial boilers in a new Boiler MACT regulation. Several of our mills will be subject to the Boiler MACT regulation when it is finalized. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

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

AVAILABLE INFORMATION

        Our Internet address is www.smurfit-stone.com. Our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website.

ITEM 2.    PROPERTIES

        Our manufacturing facilities, excluding the European operations which are accounted for as discontinued operations, are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. Our manufacturing facilities, excluding the European operations, as of December 31, 2002 are summarized below:

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Containerboard and Corrugated Containers Segment:
Paper mills	16	16		12
Corrugated container plants	138	91	47	33
Wood products plants	2	2		2
Consumer Packaging Segment:
Coated recycled boxboard mills	4	4		4
Consumer packaging plants	46	28	18	19
Non-Reportable Segment:
Reclamation plants	23	16	7	14

Subtotal	229	157	72	39
Canada and Other North America
Containerboard and Corrugated Containers Segment:
Paper mills	6	6		N/A
Corrugated container plants	6	6		N/A
Consumer Packaging Segment:
Consumer packaging plants	2	2		N/A

Subtotal	14	14
International
Corrugated container plant	1	1		N/A

Total	244	172	72	N/A

(a)
Reflects the number of states in which we have at least one manufacturing facility.

        Our paper mills represent approximately 76% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada and the United States. The approximate annual tons of productive capacity of our paper mills at December 31, 2002, were:

(in thousands)	Annual Capacity
United States
Containerboard	7,054
Kraft paper	289
Solid bleached sulfate	190
Coated recycled boxboard	609
Market pulp	352

Subtotal	8,494
Canada
Containerboard	1,131
Solid bleached sulfate	114
Market pulp	244

Subtotal	1,489
Total	9,983

        Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities."

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings in the Third Circuit Court of Appeals has been denied. We continue to vigorously defend these cases.

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

ENVIRONMENTAL MATTERS

        In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the United States EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. Stone Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least May 2, 2003. The tolling agreement does not restrict the EPA from bringing suit against Stone Container.

        In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy these Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. St. Laurent entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least May 2, 2003. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent and Chesapeake are continuing to participate in settlement discussions with the EPA.

        Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of pulp, paperboard and other products, which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

        We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at these sites ranges from less than 1% to 6%. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

        Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2002, we had approximately $38 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        At December 31, 2002, approximately 72,000 stockholders held our common stock. We adopted a Stockholder Rights Plan in September 2002. For a description of our Stockholders Rights Plan, see Note 15 of the Notes to Consolidated Financial Statements. Our common stock trades on The Nasdaq Stock Market under the symbol "SSCC." The high and low sales prices of our common stock in 2002 and 2001 were:

	2002		2001
	High	Low	High	Low
First Quarter	$18.05	$14.19	$16.69	$12.50
Second Quarter	$18.31	$14.79	$17.23	$12.36
Third Quarter	$15.61	$12.04	$18.24	$11.70
Fourth Quarter	$15.80	$11.36	$17.01	$11.87

        In September 2002, Madison Dearborn Partners, L.L.C. (MDP) consummated its cash offer for the outstanding shares of JS Group, formerly a major stockholder of Smurfit-Stone. In connection with the MDP purchase, JS Group distributed all of the shares of Smurfit-Stone common stock it owned (approximately 71.6 million shares representing 29.3% of the outstanding common stock of Smurfit-Stone) to its stockholders.

DIVIDENDS ON COMMON STOCK

        We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain provisions contained in various agreements and indentures relating to Jefferson Smurfit (U.S.)'s and Stone Container's outstanding indebtedness. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

ITEM 6.    SELECTED FINANCIAL DATA (i)

(In millions, except per share and statistical data)	2002(a)	2001	2000(b)	1999	1998(c)
Summary of Operations
Net sales	$7,483	$7,691	$8,113	$6,769	$3,432
Income (loss) from operations (d)(e)	462	583	892	826	(110)
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	79	59	195	142	(221)
Discontinued operations, net of income tax provision (f)	6	24	30	27	37
Net income (loss) available to common stockholders	54	66	224	157	(200)
Basic earnings per share of common stock
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	.28	.20	.83	.65	(1.78)
Net income (loss) available to common stockholders	.22	.27	.96	.72	(1.61)
Weighted average shares outstanding	244	244	233	217	124
Diluted earnings per share of common stock
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	.28	.20	.83	.65	(1.78)
Net income (loss) available to common stockholders	.22	.27	.96	.71	(1.61)
Weighted average shares outstanding	246	245	234	220	124
Other Financial Data
Net income (loss) available to common stockholders, adjusted to exclude goodwill amortization (g)	$54	157	$313	$235	$(185)
Net cash provided by operating activities	503	597	811	183	129
Net cash provided by (used for) investing activities	(462)	(197)	(916)	1,487	(59)
Net cash provided by (used for) financing activities	(53)	(420)	131	(1,805)	73
Depreciation, depletion and amortization (g)	401	478	432	430	168
Capital investments and acquisitions	570	232	994	156	287
Working capital, net	590	465	470	73	635
Property, plant, equipment and timberland, net	5,182	5,166	5,670	4,419	5,772
Total assets	10,805	10,652	11,195	9,859	11,631
Long-term debt	4,990	4,943	5,342	4,793	6,633
Stockholders' equity	2,320	2,485	2,528	1,847	1,634
Statistical Data (tons in thousands)
Containerboard production (tons) (h)	6,860	6,640	6,505	5,973	2,479
Kraft paper production (tons)	283	287	290	437	63
Market pulp production (tons)	567	545	550	572	71
Solid bleached sulfate production (tons)	296	306	258	189	185
Coated boxboard production (tons) (h)	582	569	590	581	582
Corrugated containers sold (billion sq. ft.) (h)	81.3	79.7	81.2	80.4	35.3
Folding cartons sold (tons)	504	523	561	550	507
Multiwall bags sold (million bags)	1,162	1,108	1,054	1,075	121
Fiber reclaimed and brokered (tons)	6,582	6,714	6,768	6,560	5,155
Number of employees	38,600	38,500	39,700	36,300	38,000

Notes to Selected Financial Data

(a)
Results for 2002 include the Stevenson Mill Acquisition after September 30, 2002, the date of the acquisition.

(b)
Results for 2000 include St. Laurent's operations after May 31, 2000, the date of the acquisition.

(c)
Results for 1998 include Stone Container's operations after November 18, 1998, the date of the Stone Container merger.

(d)
In 1999, income from operations included a gain of $407 million from the sale of a majority of JSCE's timberlands and a gain of $39 million from the sale of Stone Container's interest in Abitibi-Consolidated, Inc.

(e)
We recorded charges of $310 million in the fourth quarter of 1998, including $257 million of restructuring charges in connection with the Stone Container merger, $30 million for settlement of certain litigation and $23 million of merger-related costs. In 1999, 2000, 2001 and 2002, we recorded additional restructuring charges of $10 million, $53 million, $10 million and $24 million, respectively.

(f)
Includes income from discontinued operations (net of income taxes) and gain or loss on disposition of discontinued operations (net of income taxes).

(g)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Depreciation, depletion and amortization includes goodwill amortization of $91 million in 2001, $89 million in 2000, $78 million in 1999 and $15 million in 1998.

(h)
Excludes discontinued operations.

(i)
Certain prior year amounts have been restated to conform to current year presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

GENERAL

        Containerboard market conditions and demand for containerboard and corrugated containers, our primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.

        Containerboard market conditions were generally strong in the first half of 2000. Linerboard prices increased to $480 per ton during the first quarter and held through the end of the year. Domestic economic growth began to slow in the second half of 2000, however, and market conditions began to deteriorate. In addition, the sustained strength of the U.S. dollar made products manufactured in the U.S. less competitive in global markets. Industry shipments of corrugated containers for 2000 declined 1% compared to 1999 and declined an additional 6% in 2001, the worst performance since 1975. The slowdown in the U.S. economy, in addition to weak export markets, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, certain companies in the containerboard industry took extensive market related downtime in 2000 and 2001. The sluggish corrugated demand in 2001 and the excess supply of containerboard resulted in an 11% decline in linerboard pricing to $425 per ton as of December 31, 2001. Linerboard prices decreased an additional $5 per ton in the first quarter of 2002. Corrugated container prices also declined during this period. Certain companies in the containerboard industry continued to take market related downtime in 2002. Markets gradually improved in 2002, and a linerboard price increase was implemented effective July 1, 2002. Corresponding price increases were implemented for corrugated containers in the third and fourth quarters of 2002. As of December 31, 2002, linerboard prices were approximately $440 per ton, but have decreased $10 per ton in the first quarter of 2003. Industry shipments of corrugated containers in 2002 were flat compared to 2001. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

        Market pulp is also subject to cyclical changes in the economy and changes in industry capacity. Market conditions were strong in the first half of 2000. Prices rose during this period, reaching $680 per metric ton by the end of 2000. Demand for market pulp weakened in the second half of 2000 and certain pulp producers began taking market related downtime to reduce inventories. Market conditions were very weak in 2001 and prices declined rapidly. By the end of 2001, market pulp prices had declined to $430 per metric ton. Prices dropped an additional $30 per metric ton in the first quarter of 2002. Pulp producers continued to take market related downtime after a modest increase in demand during the summer months of 2002. Prices moved gradually higher during the year, reaching $450 per metric ton by year-end. Markets are continuing to improve and we announced price increases totaling $60 per metric ton effective in the first quarter of 2003.

        Market conditions in the folding carton and recycled boxboard mill industry were strong going into 2000 and sales price increases were implemented in the second quarter of 2000. Shipments of folding cartons in 2000 increased 3% compared to 1999. Recycled boxboard mill operating rates were lower, however, and production in 2000 decreased 1% compared to 1999. Markets for the most part weakened in 2001, as industry shipments of folding cartons declined 1% and recycled boxboard production declined by 5% compared to 2000. Prices for folding cartons in 2001, however, increased by 1% compared to 2000. In 2002, folding carton shipments declined for the second consecutive year, as the industry contended with maturing markets and slowing sector growth rates. The carton industry also faces a shrinking supply chain, as customers continue to work down inventories to reduce supply. Shipments of folding cartons and recycled boxboard production both declined by 1% in 2002 and prices for folding cartons decreased by 2% compared to 2001. In March 2003, we announced a price increase of $40 per ton for recycled boxboard effective April 1.

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Fluctuations in supply and demand have occasionally caused tight supplies of fiber and, at those times, we have experienced a temporary increase in the cost of such fiber. Demand for reclaimed fiber, which was generally strong in 1999 and early 2000, has weakened in recent years as certain domestic companies in the containerboard industry have taken extensive market related downtime. Prices declined in 2000 and continued to be depressed throughout 2001 as more paper mills took downtime to manage their inventories. The average price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was lower in 2001 compared to 2000 by approximately 40%. Higher demand and tight supplies in the second and third quarters of 2002 caused OCC prices to temporarily escalate. Although prices subsequently dropped, the high prices in the second and third quarters caused the average price of OCC to be higher than 2001 by 55%. Wood fiber prices, in areas where we procure wood, increased 1% in 2001 compared to 2000, but declined in 2002 by 6% compared to 2001. Recent wet weather in the southeast United States has resulted in lower availability and higher prices for wood fiber in the first quarter of 2003.

ACQUISITION

        On September 30, 2002, Jefferson Smurfit (U.S.) purchased a corrugating medium mill with an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco Corporation (the Stevenson Mill Acquisition). The Stevenson Mill Acquisition was accounted for as a purchase business combination. Accordingly, the related results of operations have been included in the consolidated statement of operations after September 30, 2002. The cost to acquire these operations has been preliminarily allocated to the assets acquired and liabilities assumed using fair values. No goodwill was recorded related to the Stevenson Mill Acquisition. In connection with the Stevenson Mill Acquisition, we announced the closure of three of the acquired corrugated container plants and recorded exit liabilities of $7 million in our preliminary purchase allocation for the termination of certain employees and liabilities for lease commitments and facility closure costs. We expect to finalize our preliminary purchase price allocation upon completion of the property, plant and equipment and timberland valuations.

        We have targeted synergy savings of $40 million from the Stevenson Mill Acquisition by the end of 2003. We expect to achieve these savings through a combination of administrative cost reductions, system optimization and purchasing savings.

RESULTS OF OPERATIONS

Segment Data

	2002		2001		2000
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$5,502	$474	$5,744	$614	$5,994	$958
Consumer packaging	1,648	122	1,649	128	1,643	131
Other operations	333	21	298	7	476	29

Total operations	$7,483	617	$7,691	749	$8,113	1,118

Restructuring charges		(24)		(10)		(53)
Gain (loss) on sale of assets		(10)		10		2
Goodwill amortization				(89)		(87)
Interest expense, net		(355)		(455)		(527)
Corporate expenses and other		(102)		(55)		(66)

Income from continuing operations before income taxes, minority interest and extraordinary item		$126		$150		$387

        Corporate expenses and other include corporate expenses, intracompany profit elimination and LIFO expense, corporate charges to segments for working capital interest and other expenses not allocated to segments. The effects of lower intracompany profit elimination and LIFO expense favorably impacted corporate expenses and other in 2001 and 2000.

        Amortization of goodwill ceased on January 1, 2002, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

2002 COMPARED TO 2001

        Consolidated net sales of $7,483 million in 2002 decreased by 3% compared to 2001 due primarily to lower average sales prices for containerboard and corrugated containers. The net sales decrease was partially offset by additional sales attributable to the Stevenson Mill Acquisition and other acquisitions. The increase or decrease in net sales for each of our segments is summarized in the chart below.

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales prices and product mix	$(265)	$(20)	$69	$(216)
Sales volume	4	(30)	(26)	(52)
Acquisitions	96	55		151
Closed or sold facilities	(77)	(6)	(8)	(91)

Total	$(242)	$(1)	$35	$(208)

        Cost of goods sold decreased compared to 2001 due to the elimination of goodwill amortization ($89 million), lower energy cost ($46 million) and the lower sales volume and closures ($119 million). Higher reclaimed fiber cost ($124 million) and the Stevenson Mill Acquisition partially offset the cost decreases. Cost of goods sold as a percent of net sales was 83% in 2002, comparable to last year.

        Selling and administrative expenses for 2002 were comparable to last year. Selling and administrative expenses as a percent of net sales was 10% in 2002, comparable to last year.

        During 2002, we recorded restructuring charges of $24 million related to the permanent shutdown of the No. 1 containerboard machine at our Missoula, Montana paper mill, which had the capacity to produce approximately 180,000 tons of linerboard per year, the closure of two converting facilities and the shutdown and sale of our Cladwood® operations.

        Interest expense, net decreased $100 million due to the favorable impacts of lower interest rates ($72 million) partially resulting from refinancing activities in 2002 and 2001 and from lower average borrowings ($33 million), which were partially offset by a $5 million reduction in interest income. Our overall average effective interest rate in 2002 was lower than 2001 by approximately 150 basis points.

        Income from continuing operations before income taxes, minority interest and extraordinary item was $126 million, a decrease of $24 million compared to 2001. The decline in segment earnings was due primarily to the lower sales prices. Lower interest expense and the elimination of goodwill amortization partially offset the decline in segment earnings. Net income available to common stockholders was $54 million in 2002 compared to $66 million in 2001.

        The effective income tax rate for 2002 decreased to 37% compared to 61% for last year, due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142. The effective tax rate for 2002 differed from the federal statutory tax rate due to state income taxes. For information concerning income taxes, see—Liquidity and Capital Resources and Note 11 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 4% due primarily to lower average sales prices for containerboard and corrugated containers. The decrease in net sales was partially offset by additional sales attributable to the Stevenson Mill Acquisition. Corrugated container sales prices and linerboard sales prices were lower by 4%. The average sales price for market pulp was comparable to last year.

        Production of containerboard increased by 3% due primarily to the Stevenson Mill Acquisition. We continued to take market related downtime (approximately 711,000 tons) in 2002 in order to maintain a lower level of inventory. Shipments of corrugated containers increased 2% compared to last year. Our production of market pulp increased by 4%, SBS production decreased 3% and kraft paper production decreased by 1% compared to last year.

        Profits decreased by $140 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $53 million. Profits were favorably impacted by the Stevenson Mill Acquisition and lower energy cost. Cost of goods sold as a percent of net sales increased to 83% for 2002 compared to 82% for 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales for 2002 were comparable to last year. The acquisitions of a multiwall bag plant and a flexible packaging plant in the second half of 2001 favorably impacted net sales by $55 million. Net sales were unfavorably impacted by lower sales volume for folding cartons and consumer bags. Folding carton shipments decreased 4%, while multiwall bag shipments were higher by 5%.The increase in multiwall bag shipments was due to the multiwall acquisition. Production of coated boxboard was 2% higher compared to last year. Sales prices for flexible products were lower than last year by 11% due primarily to product mix changes, while sales prices for multiwall bags were lower than last year by approximately 1%. Coated boxboard sales prices were 2% higher than last year. Folding carton sales prices were comparable to last year.

        Profits decreased by $6 million compared to last year due primarily to lower sales prices, lower sales volume and higher reclaimed fiber cost. Fiber cost was higher than last year by $7 million. Profits were favorably impacted by the acquisitions and lower energy cost. Cost of goods sold as a percent of net sales was 84% for 2002, comparable to last year.

Other Operations

        Net sales increased 12% due primarily to higher sales prices for reclamation products. Higher demand and tight supplies in the second and third quarters of 2002 caused OCC prices to temporarily escalate. The average price of OCC increased by approximately $30 per ton compared to last year. Total tons of fiber reclaimed and brokered decreased 2% compared to last year. Profits of the reclamation operations increased $13 million compared to last year due to the higher average sales prices.

Discontinued Operations

        In September 2002, we sold our industrial packaging operations to a third party. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations for the nine months ended September 30, 2002, were $94 million and operating profits were $7 million. The operations employed approximately 850 people. The results of operations for the industrial packaging operations, formerly included in the Consumer Packaging segment, have been reclassified as discontinued operations for all periods presented.

        In December 2002, Stone Container reached agreements with an affiliate of JS Group to sell its European packaging operations to JS Group. See—Liquidity and Capital Resources, General. In anticipation of the sale, we reclassified these operations as discontinued and recorded a loss of $40 million, arising from a provision for taxes on the disposition. Stone Container finalized the agreements in February 2003 and the transactions are expected to close in the first quarter of 2003. Our European operations include three paper mills (located in Hoya and Viersen, Germany and Cordoba, Spain), 20 corrugated container plants (11 located in Germany, three in Spain, four in Belgium, one in the Netherlands and one in France) and five reclamation plants located in Germany. In 2002, the European operations produced approximately 500,000 short tons of containerboard and boxboard. Net sales and operating profits were approximately $632 million and $31 million, respectively, in 2002.

2001 COMPARED TO 2000

        Poor market conditions for our major products led to a 5% decline in our consolidated net sales in 2001. Lower sales prices for containerboard, corrugated containers, market pulp and reclamation products and reduced shipments of containerboard, corrugated containers and folding cartons were the major reasons for the decline. On the positive side, the inclusion of results for St. Laurent Paperboard, Inc. for a full year and the acquisition of a multiwall bag facility added $433 million to our net sales compared to 2000. St. Laurent's results of operations have been included in our consolidated results since May 31, 2000, the date of acquisition. The closure of a paper machine, a trucking operation and four other operating facilities and the sale of six operating facilities negatively impacted net sales by $148 million. The decrease in net sales for each of our segments is summarized in the chart below.

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales prices and product mix	$(274)	$27	$(172)	$(419)
Sales volume	(263)	(68)	43	(288)
Acquisitions	376	57		433
Closed or sold facilities	(89)	(10)	(49)	(148)

Total	$(250)	$6	$(178)	$(422)

        Cost of goods sold decreased compared to 2000 due primarily to lower reclaimed fiber cost and lower sales volume. Reclaimed fiber cost was lower by approximately $258 million. Cost of goods sold was unfavorably impacted by the inclusion of St. Laurent's cost for a full year and higher energy cost of $52 million. Cost of goods sold as a percent of net sales increased from 80% in 2000 to 83% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses for 2001 increased due primarily to the St. Laurent acquisition. Selling and administrative expenses as a percent of net sales increased from 8.5% in 2000 to 9.7% in 2001 due primarily to the lower average sales prices.

        During 2001, we recorded a restructuring charge of $10 million related to the permanent shutdown of a paper machine and related operations, which produced approximately 50,000 tons of uncoated boxboard annually, a trucking operation, two converting facilities and two wood products operations.

        Interest expense, net for 2001 decreased by $72 million due primarily to lower average interest rates. Our overall average effective interest rate in 2001 was lower than 2000 by approximately 130 basis points.

        Income from continuing operations before income taxes, minority interest and extraordinary item was $150 million, a decrease of $237 million compared to 2000. The decrease was due primarily to the decline in segment earnings, particularly in the Containerboard and Corrugated Containers segment. Interest expense and restructuring charges were lower compared to 2000, partially offsetting the declines in segment earnings. Net income available to common stockholders was $66 million in 2001 compared to $224 million in 2000.

        The effective income tax rate for 2001 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting. For information concerning income taxes, see Liquidity and Capital Resources and Note 11 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales declined 4% due primarily to lower average sales prices for containerboard, corrugated containers and market pulp and lower sales volume for containerboard and corrugated containers. Net sales were favorably impacted by the St. Laurent acquisition. The weak market conditions during 2001 resulted in excessive supplies of containerboard and prices declined. We took market related downtime in order to maintain a lower level of inventory. The average sales prices for corrugated containers decreased by 3% and linerboard prices were lower by 5%. The average sales price of kraft paper decreased 2%. Lower demand for market pulp in the second half of 2000 and throughout 2001 had a significant effect on pricing. The average price for market pulp dropped $250 per metric ton from January to December 2001, reducing our average price for the year by 34% compared to 2000.

        Production of containerboard increased 2% due to the St. Laurent acquisition. We took approximately 1,060,000 tons of containerboard market related downtime in 2001 compared to 714,000 tons in 2000. Shipments of corrugated containers were comparable to 2000. Production of kraft paper declined by 1%

and market pulp declined by 1% compared to 2000. Solid bleached sulfate production increased by 19% due to the St. Laurent acquisition.

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

Consumer Packaging Segment

        Net sales for 2001 were comparable to 2000. Net sales were favorably impacted by the St. Laurent acquisition and the acquisition of a multiwall bag facility. Lower folding carton volume and the closure of a multiwall bag operation unfavorably impacted net sales. The average sales price for folding cartons was 3% higher than 2000 and multiwall bag sales prices were 2% higher. Coated boxboard sales prices were 3% lower than 2000.

        Sales volume of folding cartons decreased 7% due to overall economic conditions, an industry-wide decline in soap powder business and the expiration of certain customer contracts. Sales volume for multiwall bags increased by 5%. Production of coated boxboard decreased 4%.

        Profits declined by $3 million due primarily to lower folding carton sales volume, lower coated boxboard sales prices and higher energy cost. Profits were favorably impacted by lower reclaimed fiber cost and the St. Laurent acquisition. Cost of goods sold as a percent of net sales was 84% in 2001, comparable to 2000.

Other Operations

        Net sales for 2001 decreased by 37% compared to last year and profits decreased by $22 million due primarily to our reclamation operations, which experienced lower average sales prices due primarily to weak demand and the significant amount of market related downtime taken by domestic containerboard paper mills. Export markets were strong in 2001. Overall, average OCC prices decreased by 40% compared to 2000. We sold three reclamation facilities in 2001.

RESTRUCTURINGS AND EXIT LIABILITIES

        We have from time to time restructured certain operations and closed operating facilities based upon assessments of supply and demand, productive capacity within a market area, operating cost and other economic considerations. In addition, certain of our recent acquisitions have included operations that overlap existing operations. In the first quarter of 2003, we will record restructuring charges of approximately $6 million for the closure of three converting facilities. Additional plant closures may occur in the future.

        During 2002, we recorded restructuring charges totaling $24 million related to the permanent shutdown of the No. 1 paper machine at our Missoula, Montana paper mill, the closure of two converting facilities and the shutdown and sale of our Cladwood® operations. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in an $18 million non-cash charge. Approximately 210 employees were terminated. Severance and facility closure costs related to these closed operations were incurred and paid in 2002.

        In addition, in November 2002, we announced the closure of three corrugated container facilities acquired as part of the Stevenson Mill Acquisition. The purchase price allocation for the Stevenson Mill Acquisition included an adjustment to fair value of property, plant and equipment associated with the permanent shutdown of the three corrugated container plants, liabilities for the termination of certain employees and liabilities for lease commitments and facility closure costs. The exit liabilities for the three closed container plants totaled $7 million and will be paid in 2003.

        As explained in our 2001 Annual Report on Form 10-K, we had $57 million of exit liabilities as of December 31, 2001 related primarily to the restructuring of operations in connection with the merger with Stone Container on November 18, 1998, the acquisition of St. Laurent and restructuring activities. During 2002, we incurred cash expenditures of $14 million for these exit liabilities and reduced equipment removal commitments associated with a containerboard mill by $4 million. The exit liabilities remaining as of December 31, 2002, including those of the Stevenson Mill Acquisition, total $52 million. Future cash outlays, principally for long-term commitments, are expected to be $15 million in 2003, $8 million in 2004 and $29 million thereafter. We intend to continue funding exit liabilities through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        In 2002, net cash provided by operating activities of $503 million, additional cash provided from new borrowings, which, net of financing fees, call premiums and other refinancing costs totaled $2,435 million and proceeds from asset sales of $108 million were used to fund $2,485 million of debt repayments and $570 million of expenditures for property, plant and equipment and acquisitions.

        In September 2002, Jefferson Smurfit (U.S.) completed the Stevenson Mill Acquisition. Jefferson Smurfit (U.S.) paid $350 million in September for the assets and an additional $25 million in December related to the assumption of $120 million of industrial revenue bonds. Jefferson Smurfit (U.S.) funded the acquisition using a portion of the proceeds from the sale of $700 million of its 8.25% unsecured senior notes due 2012 (the 8.25% Senior Notes) and with additional borrowings under its existing credit facilities (see—Financing Activities).

        In September 2002, Jefferson Smurfit (U.S) sold its industrial packaging operations to a third party for approximately $80 million. Jefferson Smurfit (U.S.) retained approximately $12 million of receivables from the business. Proceeds from the sale were used to reduce borrowings outstanding under the Jefferson Smurfit (U.S.) revolving credit facility.

        In February 2003, Stone Container finalized agreements with an affiliate of JS Group to exchange, in two separate transactions, its European packaging operations and receive JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $190 million. Stone Container currently owns 50% of Smurfit-MBI. Upon completion of the transactions, Stone Container will own 100% of Smurfit-MBI and will end its manufacturing presence in Europe. The transactions are expected to close in the first quarter of 2003. The net impact of the transactions on our future results of operations and liquidity are not expected to be material. Proceeds from the transactions will be used to reduce borrowings outstanding under the Stone Container credit facility.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container credit facilities and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for 2003 and for 2004 total $72 million and $297 million, respectively, with increasing amounts thereafter. Jefferson Smurfit (U.S), which has $266 million of the 2004 debt payments, has historically had good access to capital markets and expects to be able to repay or refinance its debt payments on or before their maturity dates. Although we believe that we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $415 million. As of December 31, 2002, we had authorized commitments for capital expenditures of $163 million, including $38 million for environmental projects, $26 million to maintain competitiveness and $99 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2002, Jefferson Smurfit (U.S.) had $265 million of unused borrowing capacity under its credit agreement and Stone Container had $461 million of unused borrowing capacity under the Stone Container credit agreement.

Financing Activities

        In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group under the Jefferson Smurfit (U.S.) credit agreement. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In April 2002, Stone Container redeemed its 12.58% rating adjustable unsecured senior notes due 2016 aggregating $125 million and paid $7 million in call premiums and other expenses from borrowings under the Stone Container revolving credit facility.

        In May 2002, Jefferson Smurfit (U.S.) repaid its $100 million 10.75% unsecured senior notes at maturity with borrowings under the Jefferson Smurfit (U.S.) revolving credit facility.

        In June 2002, Stone Container issued $400 million of 8.375% senior notes due 2012. The proceeds of this issuance, along with additional borrowings under the Stone Container revolving credit facility of $52 million, were used to redeem $443 million of Stone Container's secured Tranche C, D and E term loans under the Stone Container credit agreement and to pay $9 million in fees and other expenses related to this transaction. The Tranche C, Tranche D and Tranche E term loans had a variable interest rate of LIBOR plus 3.5% (5.375% as of the redemption date) and were payable in various installments through October 1, 2003.

        In July 2002, Stone Container and Smurfit-Stone Container Canada Inc. amended, restated and replaced their existing credit agreements pursuant to which a group of financial institutions provided (i) $1,300 million in new term loan financing in the form of a $950 million Tranche B term loan to Stone Container maturing on June 30, 2009 and a $350 million Tranche C term loan to Smurfit-Stone Container Canada Inc. maturing on June 30, 2009, and (ii) a $560 million revolving credit facility for Stone Container and a $100 million revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. The interest rates at the time of the transaction were equal to LIBOR plus 2.50% in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The net proceeds of the Tranche B and Tranche C term loans, along with borrowings on the Stone Container revolving credit facility of approximately $20 million, were used to refinance Stone Container's $560 million Tranche F term loan (5.125% variable rate as of the redemption date) payable in various installments through October 31, 2005, and $402 million Tranche G term loan (5.375% variable rate as of the redemption date) due December 31, 2006, Smurfit-Stone Container Canada Inc.'s $347 million Tranche H term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and to pay $11 million in fees and other expenses related to these transactions. The new Stone Container credit agreement also permitted the distribution of Smurfit-Stone common stock by JS Group to its stockholders, which otherwise would have constituted a change of control event of default and allowed Stone Container to make an offer to repurchase the 11.5% unsecured senior notes due 2006 issued by its subsidiary, Stone Container Finance Company of Canada, at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided certain conditions were satisfied. The new Stone Container credit agreement also permits the merger of Stone Container and Jefferson Smurfit (U.S.) under certain circumstances.

        In August 2002, Jefferson Smurfit (U.S.) amended its credit agreement to permit the distribution of Smurfit-Stone common stock by JS Group to its shareholders, which otherwise would have constituted a change of control event of default, and to permit Jefferson Smurfit (U.S.) to refinance all or any portion of its 9.75% unsecured senior notes due 2003 with the 8.25% Senior Notes.

        In September 2002, Jefferson Smurfit (U.S.) amended and restated its credit agreement to permit 1) the incurrence of indebtedness represented by the 8.25% Senior Notes in excess of the amount necessary for the refinancing of the 9.75% unsecured senior notes due 2003 and 2) the use of a portion of the proceeds from the issuance of the 8.25% Senior Notes to fund the Stevenson Mill Acquisition. In addition, the Jefferson Smurfit (U.S.) amended and restated credit agreement permits Jefferson Smurfit (U.S.) to obtain an incremental loan facility of up to $140 million, to be used for the issuance of letters of credit to secure the environmental improvement revenue bonds related to the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone Container and Jefferson Smurfit (U.S.) under certain circumstances.

        In September 2002, Jefferson Smurfit (U.S.) issued $700 million of 8.25% Senior Notes. Jefferson Smurfit (U.S.) used a portion of the proceeds of this issuance to repurchase $474 million of 9.75% unsecured senior notes due 2003, pay related call premiums of $18 million and pay $12 million of issuance costs. Jefferson Smurfit (U.S.) used the remaining portion of the proceeds from the sale of the 8.25% Senior Notes to fund a portion of the purchase price of the Stevenson Mill Acquisition.

        In December 2002, Jefferson Smurfit (U.S.) completed the assumption of industrial revenue bonds associated with the Stevenson Mill Acquisition. Jefferson Smurfit (U.S.) paid $25 million to assume all rights and obligations under the indentures and lease agreements. The revenue bonds were re-marketed in December 2002, with a variable rate of interest of 3.9%. At December 31, 2002, the aggregate balance of these bonds was $120 million. The revenue bonds are secured by letters of credit in the amount of $122 million issued under the Jefferson Smurfit (U.S.) credit agreement. The letters of credit were issued as credit enhancement for the investors.

        In December 2002, the Jefferson Smurfit (U.S.) accounts receivable securitization program was amended to (i) increase the borrowings available through the issuance of commercial paper or under the liquidity loan facility from $214 million to $255 million and (ii) extend the final maturity on these borrowings from February 2004 to December 2004.

        In December 2002, Stone Container's subsidiary, Stone Container Finance Company of Canada, commenced an offer to purchase its 11.5% senior notes due 2006, aggregating $200 million principal amount. The sole purpose of this offer was to fulfill Stone Container's obligation under the indenture governing the 11.5% senior notes, which required it to make such an offer due to the Stone Container merger on November 18, 1998, which constituted a change in control under the indenture. The offer was made at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon). As of January 3, 2003, the expiration date of the offer, approximately $15 million principal amount had been validly tendered and was redeemed with borrowings from Stone Container's revolving credit facility.

        Jefferson Smurfit (U.S.) has a bank credit facility consisting of a $550 million revolving credit facility, of which up to $290 million may consist of letters of credit, and two senior unsecured term loans (Tranche A and Tranche B) aggregating $449 million at December 31, 2002. Loans under Jefferson Smurfit (U.S.)'s revolving credit facility and Tranche A term loan bear interest at variable rates selected at the option of Jefferson Smurfit (U.S.) equal to adjusted LIBOR plus a margin ranging from 1.5% to 2.5% or ABR plus a margin ranging from 0.5% to 1.5%. Outstanding loans under Jefferson Smurfit (U.S.)'s Tranche B term loan bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.25% or ABR plus a margin ranging from 1.0% to 2.25%. Commitment fees on the unused portion of the revolving credit facility range from 0.375% to 0.5%. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the Jefferson Smurfit (U.S.) credit agreement.

        Stone Container and its subsidiary, Smurfit-Stone Container Canada Inc., have a bank credit agreement which provides for (a) $1,300 million in term loans in the form of a $950 million Tranche B term loan to Stone Container maturing June 30, 2009 and a $350 million Tranche C term loan to Smurfit-Stone Canada Inc. maturing June 30, 2009 and (b) a $560 million senior secured revolving credit facility for Stone Container and a $100 million senior secured revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. Up to $200 million of the revolving credit facilities may consist of letters of credit. Loans under Stone Container's Tranche B and Smurfit-Stone Container Canada Inc.'s Tranche C term loans bear interest at rates selected at the option of Stone Container equal to adjusted LIBOR plus a margin ranging from 2.25% to 2.5% or ABR plus a margin ranging from 1.25% to 1.5%. Outstanding loans under Stone Container's and Smurfit-Stone Container Canada Inc.'s revolving credit facilities bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.0% or ABR plus a margin ranging from 1.0% to 2.0%. Commitment fees on the unused portion of the revolving credit facilities range from 0.375% to 0.5%. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the Stone Container credit agreement.

        The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by Smurfit-Stone, JSCE, Inc. and the material subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its material subsidiaries, a pledge of all of the capital stock of JSCE, Inc., Jefferson Smurfit (U.S.) and the material U.S. subsidiaries of Jefferson Smurfit (U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of Jefferson Smurfit (U.S.). The security interest under the Jefferson Smurfit (U.S.) credit agreement excludes certain trade receivables and proceeds thereof. The obligations of Stone Container under the Stone Container credit agreement are unconditionally guaranteed by the material U.S. subsidiaries of Stone Container. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are unconditionally guaranteed by Stone Container, the material U.S. subsidiaries of Stone Container and the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of Stone Container under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its material U.S. subsidiaries, 100% of the capital stock of Stone Container's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing Stone Container's obligations under the Stone Container credit agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, the same U.S. assets and capital stock that secure Stone Container's obligations under the Stone Container credit agreement and all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the Stone Container credit agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

        The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the risk of our breaching the debt covenants in 2003 is unlikely absent any material adverse event affecting the U.S. economy as a whole. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Pension Obligations

        As of December 31, 2002, our pension benefit obligations exceeded the fair value of pension plan assets by $1,046 million, up from $634 million at the end of 2001. The increase in the under-funded status was due primarily to interest cost on our pension obligations, the actuarial loss resulting primarily from the decrease in discount rates used for plan liabilities and negative investment returns resulting in a reduction of plan assets. As a result, in 2002, we recorded an increase to the minimum pension liability of $427 million, an increase to intangible assets of $15 million and a reduction to other comprehensive income of $250 million, net of tax of $162 million. In 2002, we contributed $120 million to our pension plans. Contributions to our plans will likely be higher in 2003 and 2004, but will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

Environmental Matters

        Phase I of MACT I and the Effluent Limitation Guidelines of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama and our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been completed at a cost of approximately $231 million. Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. MACT II of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2004. We have spent approximately $23 million (of which approximately $20 million was spent in 2002) for capital projects related to MACT II of the Cluster Rule. We continue to study possible means of compliance with phase II of MACT I and MACT II of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of phase II of MACT I and MACT II of the Cluster Rule is likely to be in the range of $90 million to $100 million and that such cost will be incurred over the next four years.

        In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. The EPA is also currently proposing to limit particulate emissions from industrial boilers in a new Boiler MACT regulation. Several of our mills will be subject to the Boiler MACT regulation when it is finalized. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

        In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $11 million annually on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures, exclusive of the Cluster Rule projects, will be approximately $20 million in 2003.

TRANSFERS OF FINANCIAL ASSETS

        At December 31, 2002 and 2001, we had two off-balance sheet financing arrangements with qualified special purpose entities.

        In 1999, Stone Container entered into a six-year $250 million accounts receivable securitization program whereby it sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation (SRC). SRC is a wholly-owned non-consolidated subsidiary of Stone Container, and a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. At December 31, 2002, $270 million of accounts receivable had been sold under the program, of which $59 million was retained by Stone Container as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trusts have no recourse to Stone Container for the failure of debtors to pay when due.

        Jefferson Smurfit (U.S.) sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. Jefferson Smurfit (U.S.) received $225 million in cash and $485 million in the form of installment notes, which mature from December 31, 2007 to December 31, 2014. Under Jefferson Smurfit (U.S.)'s program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Notes Holdings LLC (TNH), a wholly-owned subsidiary of Jefferson Smurfit (U.S.) and a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million in cash proceeds and a residual interest in the notes. The residual interest in the accompanying consolidated balance sheet was $41 million at December 31, 2002. TNH and its creditors have no recourse to Jefferson Smurfit (U.S.) in the event of a default on the installment notes.

EFFECTS OF INFLATION

        Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. Energy resources have been tight in certain areas of the United States in recent years and prices of natural gas and purchased electricity have fluctuated. Our paper mills are large users of energy and we attempt to mitigate cost increases through hedging programs and supply contracts. Natural gas prices, which peaked in the first quarter of 2001, were lower for most of 2002. Prices began increasing in the fourth quarter of 2002, however, and the upward trend has continued into 2003. With the exception of energy costs, inflationary increases in operating costs have been moderate during the past three years and have not had a material impact on our financial position or operating results.

        We use the last-in, first-out method of accounting for approximately 65% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

        Property, plant and equipment acquired in the Stone Container merger, the St. Laurent acquisition and the Stevenson Mill Acquisition were recorded at their estimated fair value. As of December 31, 2002, the property, plant and equipment of these entities represented approximately 77% of our consolidated property, plant and equipment. Depreciation charges represent the allocation of historical costs incurred over past years and are less than if they were based on the current cost of productive capacity being consumed.

CRITICAL ACCOUNTING POLICIES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Goodwill

        Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. We performed our transitional and annual impairment tests for each of our reporting units, as required by SFAS No. 142. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques. Based upon the results of these impairment tests, the carrying amount of goodwill was not determined to be impaired.

Paper Machine Shutdowns

        As a result of excess capacity in our containerboard system and our policy of producing to meet demand, we temporarily shut down four of our paper machines in 2001. Two of these machines were subsequently restarted. The Missoula, Montana No.1 paper machine remained closed during the first ten months of 2002. In light of the 830,000 tons of additional capacity added with the Stevenson Mill Acquisition, we performed an evaluation of our overall containerboard requirements. Consideration was given to such things as supply and demand, location of our containerboard mills and operating cost of paper machines. As a result of the study, we permanently closed the Missoula No.1 paper machine in November 2002, and recorded an impairment charge of approximately $14 million related to the closure of this paper machine in the fourth quarter of 2002.

        The fourth paper machine, the Fernandina No. 2 machine, continues to be temporarily shut down. This machine has the capacity to produce approximately 200,000 tons of lightweight linerboard. Demand for such lightweight paper grades continues to increase worldwide. No decision has been made to permanently shut down this machine, as it may be restarted, subject to future demand and industry conditions. As of December 31, 2002, the machine had a net book value of approximately $138 million. For accounting purposes, the machine is classified as held and used, and continues to be depreciated.

Allowance for Doubtful Accounts

        We evaluate the collectibility of selected accounts receivable on a case-by-case basis and make adjustments to the bad debt reserve for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate reserves for bad debts based on historical experience and past due status of the accounts.

Pension

        Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 12 of the Notes to Consolidated Financial Statements. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management's expectation of the current environment. Effective January 1, 2003, we reduced the expected long-term rate of return on plan assets to 9.0%, down from 9.5%. At December 31, 2002, our discount rate assumptions, which are developed using Moody's Average Aa-Rated Corporate Bonds index as a benchmark, were reduced by 0.5% to 6.75% for our U.S. plans and generally 6.5% for our foreign plans. The decrease in the discount rate increased our pension obligations by approximately $115 million. The changes in assumptions, in addition to the increase in pension obligations and negative investment returns on plan assets in 2002, will increase our pension expense in 2003 by an estimated $40 million.

Income Tax Matters

        At December 31, 2002, we had approximately $1,231 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $431 million, and $55 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2007, with a tax value of $19 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. We had net operating loss carryforwards for state purposes with a tax value of $97 million, which expire from 2003 to 2020. A valuation allowance of $56 million has been established for a portion of these deferred tax assets. Further, we had approximately $29 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $10 million, and Canadian investment tax credits that expire from 2004 to 2007, with a tax value of $16 million. We had approximately $72 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets, net of valuation allowances, will be fully realized. Essentially all of our valuation allowances were recorded in the Stone Container purchase price allocation. As a result, if the valuation allowance is reduced, goodwill will be reduced by a corresponding amount. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

        We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Internal Revenue Service is currently examining years 1995 through 2001. All years through 1994 are closed. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. Based on our evaluation of our tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Environmental Liabilities

        We accrue environmental expenditures related to existing conditions, resulting from past or current operations, when they become probable and estimable. Our estimates are based on our knowledge of the particular site, environmental regulations, or the potential enforcement matter. Based on current information, we believe the probable costs of the potential environmental enforcement matters, response costs under CERCLA and similar state laws, and the remediation of owned property discussed in Part 1, Item 3, Legal Proceedings—Environmental Matters, will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2002, we had approximately $38 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2002.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We will apply the new accounting for asset retirement obligations beginning the first quarter of 2003. However, the impact to our financial position and results of operations is not expected to be material.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we expect to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires us to recognize a liability for the fair value of our obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. However, the disclosure requirements are effective for financial statements ending after December 15, 2002. See Note 1 of the Notes to Consolidated Financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative contracts. The majority of these contracts are settled in cash. However, such settlements have not had a significant effect on our liquidity in the past, nor are they expected to be significant in the future. We do not use derivatives for speculative or trading purposes.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2002, we have futures contracts to hedge approximately 20% to 25% of our expected natural gas requirements for the months of January 2003 through June 2003. We have futures contracts to hedge approximately 10% of our expected natural gas requirements for the months of July 2003 through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Excluding the impact of future contracts, the potential change in our total natural gas cost, based upon our current expected annual usage and unit cost, resulting from a hypothetical 10% adverse change, would be approximately $16 million. The change in energy cost discussed in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," included the impact of the natural gas futures contracts. See Note 9 of the Notes to Consolidated Financial Statements.

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

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of December 31, 2002, we have Canadian dollar forward purchase contracts to hedge approximately 40% to 60% of our Canadian dollar requirements for the months of January 2003 through September 2003.

        In anticipation of completing the exchange transaction of Stone Container's European operations for Smurfit-MBI with an affiliate of JS Group, we hedged the proceeds of 185 million euros to protect against the related exchange risk.

        We have performed a sensitivity analysis as of December 31, 2002 and 2001 that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. The potential change in fair value resulting from a hypothetical 10% change in the Canadian dollar exchange rate at December 31, 2002 and 2001 would be $21 million and $13 million, respectively. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

        In 2002 and 2001, the average exchange rates for the Canadian dollar weakened against the U.S. dollar by 1.4% and 4.3%, respectively, and was unchanged in 2000.

Interest Rate Risk

        Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2002.

        We have performed a sensitivity analysis as of December 31, 2002 and 2001 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2002 and 2001, a hypothetical 100 basis point adverse change in interest rates would impact interest expense by approximately $23 million and $26 million, respectively.

        The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 8 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt

Outstanding as of December 31, 2002 (U.S.$, in millions)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Bank term loans and revolver 4.4% average interest rate (variable)	$15	$90	$342	$147	$147	$1,235	$1,976	$1,937
U.S. accounts receivable securitization 1.5% average interest rate (variable)		188					188	188
U.S. senior notes 9.1% average interest rate (fixed)	43	3	3	188	69	2,150	2,456	2,575
U.S. industrial revenue bonds 8.8% average interest rate (fixed)	7	14	14	24	10	155	224	224
U.S. industrial revenue bonds 3.9% average interest rate (variable)			120				120	120
Other U.S.	6	2	2	3	2	6	21	21
Other foreign	1		1	1	1	1	5	5

Total debt	$72	$297	$482	$363	$229	$3,547	$4,990	$5,070

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements:
Management's Responsibility for Financial Statements	31
Report of Independent Auditors	32
Consolidated Balance Sheets—December 31, 2002 and 2001	33
For the years ended December 31, 2002, 2001 and 2000:
Consolidated Statements of Operations	34
Consolidated Statements of Stockholders' Equity	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37
The following consolidated financial statement schedule is included in Item 15(a):
II: Valuation and Qualifying Accounts and Reserves	72

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

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Smurfit-Stone Container Corporation

        We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

St. Louis, Missouri
January 29, 2003, except for paragraph 1 of Note 2 and paragraph
5 of Note 19, as to which the date is February 20, 2003.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2002	2001
Assets
Current assets
Cash and cash equivalents	$8	$18
Receivables, less allowances of $38 in 2002 and $52 in 2001	540	498
Inventories
Work-in-process and finished goods	237	213
Materials and supplies	440	443

	677	656
Deferred income taxes	133	134
Assets held for sale	552	494
Prepaid expenses and other current assets	55	53

Total current assets	1,965	1,853
Net property, plant and equipment	5,110	5,119
Timberland, less timber depletion	72	47
Goodwill	3,195	3,206
Investment in equity of non-consolidated affiliates	180	172
Other assets	283	255

	$10,805	$10,652

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$72	$200
Accounts payable	541	517
Accrued compensation and payroll taxes	203	188
Interest payable	100	86
Liabilities held for sale	275	222
Other current liabilities	184	175

Total current liabilities	1,375	1,388
Long-term debt, less current maturities	4,918	4,743
Other long-term liabilities	1,207	898
Deferred income taxes	985	1,138
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	79	76
Common stock, par value $.01 per share; 400,000,000 shares authorized, 244,578,449 and 243,902,361 issued and outstanding in 2002 and 2001, respectively	2	2
Additional paid-in capital	3,845	3,833
Unamortized restricted stock	(1)
Retained earnings (deficit)	(1,242)	(1,296)
Accumulated other comprehensive income (loss)	(363)	(130)

Total stockholders' equity	2,320	2,485

	$10,805	$10,652

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)	2002	2001	2000
Net sales	$7,483	$7,691	$8,113
Costs and expenses
Cost of goods sold	6,247	6,364	6,481
Selling and administrative expenses	740	744	689
Restructuring charges	24	10	53
Loss (gain) on sale of assets	10	(10)	(2)

Income from operations	462	583	892
Other income (expense)
Interest expense, net	(355)	(455)	(527)
Other, net	19	22	22

Income from continuing operations before income taxes, minority interest and extraordinary item	126	150	387
Provision for income taxes	(47)	(91)	(184)
Minority interest expense			(8)

Income from continuing operations before extraordinary item	79	59	195
Discontinued operations
Income from discontinued operations, net of income tax provisions of $15 in 2002, $16 in 2001 and $22 in 2000	24	24	24
Gain (loss) on disposition of discontinued operations, net of income tax provisions of $57 in 2002 and $4 in 2000	(18)		6

Income before extraordinary item	85	83	225
Extraordinary item
Loss from early extinguishment of debt, net of income tax benefit of $12 in 2002 and $4 in 2001	(20)	(6)

Net income	65	77	225
Preferred stock dividends and accretion	(11)	(11)	(1)

Net income available to common stockholders	$54	$66	$224

Basic earnings per common share
Income from continuing operations before extraordinary item	$.28	$.20	$.83
Discontinued operations	.09	.10	.10
Gain (loss) on disposition of discontinued operations	(.07)		.03
Extraordinary item	(.08)	(.03)

Net income available to common stockholders	$.22	$.27	$.96

Weighted average shares outstanding	244	244	233

Diluted earnings per common share
Income from continuing operations before extraordinary item	$.28	$.20	$.83
Discontinued operations	.09	.09	.10
Gain (loss) on disposition of discontinued operations	(.07)		.03
Extraordinary item	(.08)	(.02)

Net income available to common stockholders	$.22	$.27	$.96

Weighted average shares outstanding	246	245	234

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
										Accumulated Other Comprehensive Income (Loss)
(In millions, except share data)	Number of Shares	Par Value, $.01	Number of Shares	Amount		Additional Paid-In Capital	Unamortized Restricted Stock		Retained Earnings (Deficit)		Total
Balance at January 1, 2000	217,820,762	$2		$		$3,436	$		$(1,586)	$(5)	$1,847
Comprehensive income
Net income									225		225
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $(5)										(8)	(8)

Comprehensive income											217
Issuance of common stock for acquisition of St. Laurent Paperboard, net of registration costs	25,335,381					392					392
Preferred stock transaction			4,599,300		73	(8)					65
Issuance of common stock under stock option plan	411,143					8					8
Preferred stock dividends									(1)		(1)

Balance at December 31, 2000	243,567,286	2	4,599,300		73	3,828			(1,362)	(13)	2,528
Comprehensive income (loss)
Net income									77		77
Other comprehensive income (loss)
Cumulative effect of accounting change, net of tax of $4										5	5
Deferred hedge loss, net of tax of $(11)										(16)	(16)
Unrealized holding loss on marketable securities, net of tax of $(1)										(2)	(2)
Foreign currency translation adjustment, net of tax of $(2)										(3)	(3)
Minimum pension liability adjustment, net of tax of $(62)										(101)	(101)

Comprehensive income (loss)											(40)
Issuance of common stock under stock option plan	335,075					5					5
Preferred stock dividends and accretion					3				(11)		(8)

Balance at December 31, 2001	243,902,361	2	4,599,300		76	3,833			(1,296)	(130)	2,485
Comprehensive income (loss)
Net income									65		65
Other comprehensive income (loss)
Deferred hedge gain, net of tax of $7										11	11
Unrealized holding loss on marketable securities, net of tax of $0										(1)	(1)
Foreign currency translation adjustment, net of tax of $4										7	7
Minimum pension liability adjustment, net of tax of $162										(250)	(250)

Comprehensive income (loss)											(168)
Proceeds from stock transaction						1					1
Issuance of common stock under stock option and restricted stock plans	676,088					11		(2)			9
Amortization of restricted stock								1			1
Preferred stock dividends and accretion					3				(11)		(8)

Balance at December 31, 2002	244,578,449	$2	4,599,300		$79	$3,845		$(1)	$(1,242)	$(363)	$2,320

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2002	2001	2000
Cash flows from operating activities
Net income	$65	$77	$225
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposition of discontinued operations	(39)		(10)
Extraordinary loss from early extinguishment of debt	32	10	1
Depreciation, depletion and amortization	401	478	432
Amortization of deferred debt issuance costs	9	11	10
Deferred income taxes	133	85	213
Pension and post-retirement benefits	(64)	(13)	(14)
Loss (gain) on sale of assets	8	(10)	(6)
Foreign currency transaction losses (gains)	3	(8)
Non-cash restructuring charges	18	6	32
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(2)	119	82
Inventories	(6)	61	65
Prepaid expenses and other current assets	1	7	31
Accounts payable and accrued liabilities	(12)	(168)	(76)
Interest payable	15	(13)	(17)
Income taxes	(40)	(15)	(21)
Other, net	(19)	(30)	(136)

Net cash provided by operating activities	503	597	811

Cash flows from investing activities
Expenditures for property, plant and equipment	(207)	(189)	(363)
Proceeds from property and timberland disposals and sale of businesses	108	35	78
Payments on acquisitions, net of cash received	(363)	(43)	(631)

Net cash used for investing activities	(462)	(197)	(916)

Cash flows from financing activities
Proceeds from long-term debt	2,520	1,325	1,525
Net repayments of debt	(2,472)	(1,674)	(1,356)
Net borrowings (repayments) under accounts receivable securitization programs	(13)	(26)	3
Debt repurchase premiums	(25)	(14)
Preferred dividends paid	(8)	(8)
Distributions to minority interests			(30)
Proceeds from stock transaction	1
Proceeds from exercise of stock options	4	4	6
Deferred debt issuance costs	(60)	(27)	(17)

Net cash provided by (used for) financing activities	(53)	(420)	131

Effect of exchange rate changes on cash	2		(1)

Increase (decrease) in cash and cash equivalents	(10)	(20)	25
Cash and cash equivalents
Beginning of year	18	38	13

End of year	$8	$18	$38

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1.    Significant Accounting Policies

        Basis of Presentation:    Smurfit-Stone Container Corporation ("SSCC" or the "Company") owns 100% of the equity interest in JSCE, Inc. and Stone Container Corporation ("Stone").    The Company has no operations other than its investments in JSCE, Inc. and Stone. JSCE, Inc. owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is the guarantor of the senior unsecured indebtedness of JSC(U.S.). JSCE, Inc. has no operations other than its investment in JSC(U.S.). JSC(U.S.) has operations primarily in the United States. Stone has domestic and international operations.

        Nature of Operations:    The Company's major operations are containerboard and corrugated containers, consumer packaging and reclaimed fiber resources. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers, folding cartons and bags at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are located principally in North America. Credit is extended to customers based on an evaluation of their financial condition.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Non-majority owned affiliates are accounted for on the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $5 million and $9 million were pledged at December 31, 2002 and 2001, as collateral for obligations associated with the accounts receivable securitization program (See Note 8).

        Revenue Recognition:    The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, products are shipped to external customers and collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold.

        Inventories:    Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $236 million in 2002 and $282 million in 2001, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $70 million and $62 million at December 31, 2002 and 2001, respectively.

        Net Property, Plant and Equipment:    Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 18 to 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12 to 20 years. Property, plant and equipment acquired in the Stevenson Mill Acquisition were recorded at fair value (See Note 3). These assets were assigned remaining useful lives of 18 years for papermill machines and 12 years for major converting equipment.

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

        Goodwill:    Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (See Note 18).

        Deferred Debt Issuance Costs:    Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

        Long-Lived Assets:    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        A component of the Company, as defined in SFAS No. 144, is classified as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the Company.

        Marketable Securities:    The Company's available for sale marketable securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity.

        Income Taxes:    The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 11).

        Foreign Currency Translation:    The functional currency for the majority of the Company's foreign operations is the applicable local currency, except for the operations in Canada. The functional currency for the Canadian operations was changed from the local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent Acquisition (See Note 3).

        Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (loss) (See Note 16). Foreign currency transaction gains or losses are credited or charged to income.

        Derivatives and Hedging Activities:    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See Note 9).

        Transfers of Financial Assets:    Financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 6).

        Stock-Based Compensation:    At December 31, 2002, the Company has stock-based employee compensation plans, including stock options and restricted stock units ("RSUs") (See Note 14).

        Stock Options:    The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2002	2001	2000
Net income available to common stockholders, as reported	$54	$66	$224
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13)	(11)	(9)

Pro forma net income available to common stockholders	$41	$55	$215

Earnings per share:
Basic—as reported	$.22	$.27	$.96

Basic—pro forma	$.17	$.23	$.92

Diluted—as reported	$.22	$.27	$.96

Diluted—pro forma	$.17	$.22	$.92

        RSUs:    Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of RSUs, immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program are expensed over the three year vesting period. When non-vested RSUs are issued, unamortized restricted stock compensation is recorded as a reduction of stockholders' equity.

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

        Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2002 presentation.

        Prospective Accounting Pronouncements:    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company will apply the new accounting for asset retirement obligations beginning the first quarter of 2003. However, the impact to the Company's financial position and results of operations is not expected to be material.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the Company expects to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. However, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company has certain woodchip processing contracts extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2002, the maximum potential amount of future payments related to these guarantees is approximately $57 million and decreases ratably over the life of the contracts.

2.    Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly the Company's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $190 million. The Company currently owns 50% of Smurfit-MBI. Upon completion, the Company will own 100% of Smurfit-MBI. As a result, the Company has reclassified its European packaging operations, which were previously included in the International segment, as discontinued operations for all periods presented. The Company recorded a loss on disposition of discontinued operations of $40 million arising from a provision for taxes on the disposition. On February 20, 2003, the Company finalized the agreements with JS Group. The closing of the transactions is contingent upon several conditions, including obtaining regulatory approvals in Europe and Canada, and is expected to occur in the first quarter of 2003.

        The European operations include three paperboard mills, 20 packaging plants and five recycling facilities. Net sales for the European operations were $632 million, $568 million and $559 million for the years ended December 31, 2002, 2001 and 2000, respectively. These facilities employ approximately 3,200 hourly and salaried employees. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. Net sales for Smurfit-MBI were approximately $430 million for 2002.

        In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the European packaging operations have been classified as held for sale in the accompanying consolidated balance sheets. European packaging operations assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001
Cash	$15	$8
Receivables	76	66
Inventories	53	40
Prepaid expenses and other current assets	6	9
Net property, plant and equipment	306	260
Goodwill	92	92
Investment in equity of non-consolidated affiliates	1	1
Other assets	3	18

	$552	$494

Current maturities of long-term debt	$4	$12
Accounts payable	49	33
Accrued compensation and payroll taxes	17	14
Other current liabilities	15	15
Long-term debt, less current maturities	8	11
Other long-term liabilities	138	114
Deferred income taxes	44	23

	$275	$222

        On September 30, 2002, the Company sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $94 million for the nine months ended September 30, 2002, $118 million in 2001 and $124 million in 2000. These facilities employed approximately 850 hourly and salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented. The assets and liabilities of the industrial packaging division, excluding retained assets and liabilities, included in the accompanying consolidated balance sheet as of December 31, 2001 consisted of the following:

Inventories	$6
Net property, plant and equipment	32
Accounts payable and accrued liabilities	8
Long-term debt, less current maturities	2

        Proceeds from the sale of the industrial packaging division were used to reduce borrowings outstanding under the JSC(U.S.) revolving credit facility.

        During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation. SNC consisted of two newsprint mills in Oregon. On May 9, 2000, the Company transferred ownership of the Oregon City, Oregon, newsprint mill to a third party, thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations. SNC net sales were $43 million for 2000.

3.    Acquisitions and Stone Merger

Stevenson Mill

        On September 30, 2002, the Company, through JSC(U.S.), acquired a corrugating medium mill and related assets from MeadWestvaco Corporation (the "Stevenson Mill Acquisition"). The Stevenson Mill Acquisition included the purchase of a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland. The acquisition was accounted for as a purchase business combination, and accordingly, the related results of operations have been included in the consolidated statement of operations after September 30, 2002. The Company paid $350 million for the assets and an additional $25 million in connection with certain financing arrangements (See Note 8).

        The cost to acquire these plants has been preliminarily allocated to the assets acquired and liabilities assumed according to fair values. The preliminary allocation has resulted in working capital of $31 million, net of exit liabilities, and property, plant and equipment and timberland of $319 million. The Company has not recorded any goodwill related to this acquisition. Included in the allocation of the cost of the Stevenson Mill Acquisition is the adjustment to fair value of property and equipment associated with the permanent shutdown of three corrugated container plants, liabilities for the termination of certain employees and liabilities for lease commitments and facility closure costs. The Company expects to finalize its preliminary purchase price allocation upon completion of the property, plant and equipment and timberland valuations.

Packaging Services Group

        In August 2002, the Company acquired two corrugating facilities from Packaging Services Group for $13 million. The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations of the two facilities have been included in the consolidated statement of operations of the Company after August 31, 2002. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. The purchase price allocation has resulted in acquired goodwill of $9 million to the Containerboard and Corrugated Containers segment. There were no exit liabilities associated with this acquisition.

St. Laurent

        On May 31, 2000, the Company, through a subsidiary of Stone, acquired (the "St. Laurent Acquisition") St. Laurent Paperboard Inc. ("St. Laurent"). The St. Laurent Acquisition was accounted for as a purchase business combination, and accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operations of the Company after May 31, 2000. The total consideration paid by the Company in connection with the St. Laurent Acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of SSCC common stock and the assumption of $376 million of St. Laurent's debt. In connection with this acquisition, certain exit liabilities were recorded in the allocation of the purchase price.

Stone Merger

        On November 18, 1998, Stone merged with a wholly owned subsidiary of the Company (the "Stone Merger"). In connection with the Stone Merger, the allocation of the cost to acquire Stone included liabilities associated with the permanent shutdown of certain containerboard mill and pulp mill facilities of Stone, the termination of certain Stone employees and long-term commitments.

        In October 1999, Florida Coast Paper Company L.L.C. ("FCPC") and a committee representing the holders of the FCPC secured debt filed a bankruptcy reorganization plan to resolve all matters relating to the bankruptcies of the FCPC companies. In January 2000, Stone paid approximately $123 million to satisfy the claims of creditors of FCPC. Stone received title to the FCPC mill and all claims under an output purchase agreement, as well as any obligations of Stone involving FCPC or its affiliates, were released and discharged.

        In May 2000, the Company sold the market pulp mill at its closed Port Wentworth, Georgia facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized. The $15 million reduction to the exit liabilities in 2000 is due primarily to the assumption of certain lease commitments by the buyer of the Port Wentworth facility.

        The $4 million reduction to the lease commitments exit liabilities in 2002 is due primarily to the expiration of an equipment removal commitment associated with a containerboard mill.

        The following table is a summary of the remaining exit liabilities recorded as part of the acquisitions and Stone Merger.

	Severance	Lease Commitments	Settlement of FCPC Litigation		Other Commitments	Facility Closure Costs	Total
Balance at January 1, 2000	$5	$39		$123	$15	$1	$183
St. Laurent Acquisition	4	2			4		10
Payments	(4)	(8)		(123)	(4)	(1)	(140)
Adjustments	(2)	(13)					(15)

Balance at December 31, 2000	3	20			15		38
Payments	(3)	(4)			(5)		(12)
Adjustments	1				1		2

Balance at December 31, 2001	1	16			11		28
Stevenson Mill Acquisition	5	1				1	7
Payments	(1)	(1)			(1)		(3)
Adjustments		(4)					(4)

Balance at December 31, 2002	$5	$12	$		$10	$1	$28

        Future cash outlays under the exit liabilities are anticipated to be $10 million in 2003, $5 million in 2004, $6 million in 2005 and $7 million thereafter.

4.    Restructurings

        Since the Stone Merger, the Company has recorded various restructuring charges related to the rationalization of its containerboard mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities. During 2000, the Company recorded restructuring charges of $53 million related to the permanent shutdown of a containerboard mill, five converting facilities, a sawmill and a multiwall bag facility. The assets of these facilities were adjusted to their estimated fair value less costs to sell resulting in a $32 million non-cash write-down. The terminated employees included approximately 220 employees at the containerboard mill and sawmill and approximately 680 employees at the converting facilities, including the multiwall bag facility. The net sales and operating loss of these shutdown facilities in 2000 prior to closure were $56 million and $17 million, respectively.

        During 2001, the Company recorded restructuring charges of $10 million related to the permanent shutdown of two converting facilities, two sawmills, a boxboard paper machine and related operations and the closure of a trucking operation. The assets of these closed operations were adjusted to their estimated fair value less cost to sell resulting in a $6 million non-cash write-down. These shutdowns resulted in approximately 310 employees being terminated. The net sales and operating loss of these facilities in 2001 prior to closure were $50 million and $12 million, respectively. The net sales and operating loss of these facilities in 2000 were $46 million and $6 million, respectively.

        During 2002, the Company recorded restructuring charges of $24 million related to the permanent closure of a paperboard machine and related operations, two converting facilities and the shutdown and sale of its Cladwood® operations. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in an $18 million non-cash write-down. The shutdowns resulted in approximately 210 employees being terminated. The net sales and operating loss of the two converting facilities and Cladwood® facilities in 2002 prior to closure were $16 million and $3 million, respectively. The net sales and operating loss of the two converting facilities and Cladwood® facilities in 2001 were $24 million and $3 million, respectively.

        The following is a summary of the restructuring liabilities recorded:

	Write-down of Property and Equipment to Fair Value		Severance		Lease Commitments	Facility Closure Costs	Other		Total
Balance at January 1, 2000	$			$2	$17	$8		$2	$29
Charge		32		12	4	4		1	53
Payments				(10)	(4)	(1)		(1)	(16)
Non-cash reduction		(32)							(32)

Balance at December 31, 2000				4	17	11		2	34
Charge		6		2	1	1			10
Payments				(4)	(2)	(2)		(1)	(9)
Non-cash reduction		(6)							(6)

Balance at December 31, 2001				2	16	10		1	29
Charge		18		5	1				24
Payments				(7)	(3)			(1)	(11)
Non-cash reduction		(18)							(18)

Balance at December 31, 2002	$		$		$14	$10	$		$24

Cash Requirements

        Future cash outlays under the restructuring of operations are anticipated to be $5 million in 2003, $3 million in 2004, $2 million in 2005 and $14 million thereafter.

5.    Net Property, Plant and Equipment

        Net property, plant and equipment at December 31 consists of:

	2002	2001
Land	$158	$157
Buildings and leasehold improvements	665	642
Machinery, fixtures and equipment	6,095	5,848
Construction in progress	92	85

	7,010	6,732
Less accumulated depreciation and amortization	(1,900)	(1,613)

Net property, plant and equipment	$5,110	$5,119

        The total value assigned to property, plant and equipment for the Stevenson Mill Acquisition was $289 million (See Note 3). Depreciation expense was $376 million, $362 million and $318 million for 2002, 2001 and 2000, respectively, excluding depreciation expense related to discontinued operations of $25 million each year. Property, plant and equipment balances for the European discontinued operations have been reclassified to assets held for sale in the accompanying consolidated balance sheets (See Note 2). Property, plant and equipment include capitalized leases of $46 million and $58 million and related accumulated amortization of $34 million and $40 million at December 31, 2002 and 2001, respectively.

6.    Transfers of Financial Assets

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

        At December 31, 2002 and 2001, $270 million and $271 million, respectively, of accounts receivable had been sold under the program, of which $59 million and $33 million, respectively, were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $5 million and $11 million in 2002 and 2001, respectively, which is included in other, net in the consolidated statements of operations.

        Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2002	December 31, 2002	Year Ended December 31, 2001	December 31, 2001
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	2.44%-5.72%	5.50%	2.70%-4.66%	6.22%
Variable return to investors	LIBOR plus 50 to 180 basis points	1.98%	LIBOR plus 50 to 180 basis points	2.68%

        At December 31, 2002, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

        The table below summarizes certain cash flows received from SRC:

	2002	2001
Cash proceeds from sales of receivables	$2,775	$2,884
Servicing fees received	3	3
Other cash flows received on retained interest	5	1
Interest income		1

Timberland Sale and Note Monetization

        The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

        The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Notes Holdings LLC, a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest was $41 million and $40 million at December 31, 2002 and 2001, respectively. The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2002, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

7.    Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for under the equity method.

        The Company's significant non-consolidated affiliate at December 31, 2002 is Smurfit-MBI, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by JS Group. The Company finalized agreements to acquire the remaining 50% of Smurfit-MBI (See Note 2). Smurfit-MBI had net sales of $430 million and $441 million in 2002 and 2001, respectively. The Company has not guaranteed and is not otherwise contingently liable for any debts or obligations of Smurfit-MBI.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is as follows:

	2002	2001
Results of operations:
Net sales	$651	$683
Cost of sales	562	595
Income before income taxes, minority interest and extraordinary charges	43	37
Net income	42	37
	December 31, 2002	December 31, 2001
Financial position:
Current assets	$156	$143
Non-current assets	145	147
Current liabilities	92	82
Non-current liabilities	117	127
Stockholders' equity	92	81

8.    Long-Term Debt

        Long-term debt as of December 31 is as follows:

Bank Credit Facilities

	2002	2001
JSC(U.S.)
Tranche A Term Loan (3.6% weighted average variable rate), payable in various installments through March 31, 2005	$175	$250
Tranche B Term Loan (4.2% weighted average variable rate), payable in various installments through March 31, 2007	274	275
Revolving Credit Facility (5.8% weighted average variable rate), due March 31, 2005	73	48

	2002	2001
Stone
Tranche B Term Loan (4.3% weighted average variable rate), payable in various installments through June 30, 2009	950
Tranche C Term Loan (4.2% weighted average variable rate), payable in various installments through June 30, 2009	350
Tranche C Term Loan (5.7% weighted average variable rate), payable in various installments through October 1, 2003		146
Tranche D Term Loan (5.7% weighted average variable rate), payable in various installments through October 1, 2003		138
Tranche E Term Loan (5.7% weighted average variable rate), payable in various installments through October 1, 2003		197
Tranche F Term Loan (5.3% weighted average variable rate), payable in various installments through December 31, 2005		563
Tranche G Term Loan (5.7% weighted average variable rate), due December 31, 2006		402
Tranche H Term Loan (5.7% weighted average variable rate), due December 31, 2006		347
Revolving credit facility (5.6% weighted average variable rate), due December 31, 2005	154	43

	1,976	2,409
Accounts Receivable Securitization Program Borrowings
JSC(U.S.) accounts receivable securitization program borrowings (1.5% weighted average variable rate), due in December 2004	188	201
Senior Notes
JSC(U.S.)
10.75% Series B unsecured senior notes, due May 1, 2002		100
9.75% unsecured senior notes, due April 1, 2003	26	500
8.25% unsecured senior notes, due October 1, 2012	700
Stone
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007	77	78
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $3 and $4)	203	204
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus unamortized premium of $2 in 2001)		127
9.25% unsecured senior notes, due February 1, 2008	300	300
9.75% unsecured senior notes, due February 1, 2011	750	750
8.375% unsecured senior notes, due July 1, 2012	400

	2,456	2,059
Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 9.0%), payable in varying annual sinking fund payments through 2027	198	211
Variable rate industrial revenue bonds (3.9% weighted average variable rate), payable in varying annual payments through 2035	120
Other (including obligations under capitalized leases of $16 and $22)	52	63

	370	274

Total debt	4,990	4,943
Less current maturities	(72)	(200)

Total long-term debt	$4,918	$4,743

        The amounts of total debt outstanding at December 31, 2002 maturing during the next five years are as follows:

2003	$72
2004	297
2005	482
2006	363
2007	229
Thereafter	3,547

JSC(U.S.) Bond Offering

        In September 2002, JSC(U.S.) completed an offering of $700 million of 8.25% unsecured senior notes due 2012. JSC(U.S.) used the proceeds of this issuance in part to repurchase $474 million of the 9.75% unsecured senior notes due 2003, pay related call premiums of $18 million and pay issuance costs of $12 million. The remaining portion of the 8.25% unsecured senior note proceeds was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. An extraordinary loss of $12 million (net of tax of $7 million) was recorded in the third quarter due to the early extinguishment of debt.

Stone Bond Offerings

        In June 2002, Stone completed an offering of $400 million of 8.375% unsecured senior notes due 2012. Stone used the proceeds of this issuance along with additional borrowings of $52 million under its revolving credit facility to redeem $443 million of secured term loans (Tranche C, D and E) due October 1, 2003 outstanding under its credit agreement. In addition, Stone used the proceeds to pay fees and other expenses of $9 million related to this transaction. An extraordinary loss of $1 million (net of tax) was recorded in the second quarter of 2002 due to the early extinguishment of debt.

        On January 25, 2001, Stone completed an offering of $750 million of 9.75% unsecured senior notes due 2011 and $300 million of 9.25% unsecured senior notes due 2008. The proceeds of these issuances along with additional borrowings under its revolving credit facility of $32 million were used on February 23, 2001 to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

Bank Credit Facilities

JSC(U.S.) Credit Agreement

        JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $290 million may consist of letters of credit, and two senior secured term loans (Tranche A and Tranche B) aggregating $449 million at December 31, 2002. A commitment fee of 0.5% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 2002, the unused portion of the Revolving Credit Facility, after giving consideration to outstanding letters of credit, was $265 million.

        In December 2002, JSC(U.S.) completed the assumption of the industrial revenue bonds associated with the Stevenson Mill Acquisition, including the payment of $25 million to MeadWestvaco Corporation. All rights and obligations under the indentures and lease agreements have been assumed by JSC(U.S.). The revenue bonds were remarketed on December 19, 2002, with a variable rate of interest with proceeds of $120 million. The revenue bonds are secured by letters of credit in the amount of $122 million issued under the JSC(U.S.) Credit Agreement. Because the maturity of the JSC(U.S.) Credit Agreement is 2005, the $120 million has been classified as a 2005 maturity. However, it is the Company's intent to maintain the JSC(U.S.) Credit Agreement, and therefore to maintain the stated maturity of the bonds through 2035.

        In September 2002, JSC(U.S.) amended and restated its credit agreement to permit (i) the incurrence of the indebtedness represented by the 8.25% unsecured senior notes due 2012 in excess of the amount necessary for refinancing the 9.75% unsecured senior notes due 2003 and (ii) the use of a portion of the proceeds from the sale of the 8.25% unsecured senior notes due 2012 to fund the Stevenson Mill Acquisition. In addition, the JSC(U.S.) amended and restated bank credit agreement permits JSC(U.S.) to obtain an incremental loan facility of up to $140 million, to be used for the issuance of letters of credit to secure the industrial revenue bonds related to the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone and JSC(U.S.) under certain circumstances.

        In August 2002, JSC(U.S.) amended its credit agreement to permit the distribution of approximately 71.6 million shares of SSCC common stock (approximately 29.3% of the total shares outstanding) by JS Group to its stockholders, which otherwise would have constituted a change of control event of default. In addition, this amendment permitted JSC(U.S.) to refinance all or any portion of the 9.75% unsecured senior notes due 2003 with the 8.25% unsecured senior notes due 2012.

        In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group under the JSC(U.S.) Credit Agreement. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        On January 5, 2001, JSC(U.S.) prepaid the remaining $65 million Tranche B term loan. On April 27, 2001, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to allow for a new $275 million Tranche B term loan. The proceeds along with additional borrowings under the Revolving Credit Facility were used solely to redeem in full the 11.25% senior unsecured notes, aggregating $287 million, and to pay fees and expenses incurred in relation to the repurchase. In the fourth quarter of 2001, JSC(U.S.) prepaid $25 million of the Tranche A term loan. An extraordinary loss of $2 million (net of tax of $2 million) was recorded due to the early extinguishment of debt in 2001.

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

        The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by SSCC, JSCE, Inc. and the material subsidiaries of JSC(U.S.). The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.) and its material subsidiaries, a pledge of all of the capital stock of JSCE, Inc., JSC(U.S.) and the material U.S. subsidiaries of JSC(U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of JSC(U.S.). The security interest under the JSC(U.S.) Credit Agreement excludes certain trade receivables and proceeds thereof.

Stone Credit Agreement

        Stone has a bank credit agreement which provides for two senior secured term loans (Tranche B and Tranche C term loans), aggregating $1,300 million at December 31, 2002 with maturities of June 30, 2009, and a $660 million senior secured revolving credit facility, of which up to $200 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Stone Credit Agreement"). Stone pays a 0.5% commitment fee on the unused portions of its revolving credit facility. At December 31, 2002, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $461 million.

        In July 2002, Stone and Smurfit-Stone Container Canada Inc., a subsidiary of Stone, amended, restated and replaced their existing credit agreements with $1,300 million of new term loan financing maturing June 30, 2009 and $660 million of revolving credit facilities maturing December 31, 2005. Various covenants and restrictions have been revised. The new term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The credit facilities bear interest at rates selected at the option of Stone, equal to LIBOR plus 2.50% or alternate base rate ("ABR") plus 1.50%, in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The proceeds of the new term loans along with additional borrowings on the revolving credit facility of approximately $20 million were used to retire the existing (i) $560 million in aggregate principal of the Tranche F term loan, due in various installments through December 31, 2005 and (ii) $749 million in aggregate principal of the Tranche G and H term loans, due in various installments through December 31, 2006. In addition, the proceeds were used to pay fees and other expenses of $11 million related to this transaction. An extraordinary loss of $4 million (net of tax of $3 million) was recorded in the third quarter of 2002 due to the early extinguishment of debt. The new Stone Credit Agreement also permitted: (i) the distribution of SSCC common stock by JS Group to its stockholders, which otherwise would have constituted a change of control event of default, (ii) a subsidiary of Stone to make an offer to repurchase the 11.5% unsecured senior notes due 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made and (iii) the merger of Stone and JSC(U.S.) under certain circumstances.

        On January 23, 2002, Stone and its bank group amended the previous credit agreement to permit Stone to call for redemption prior to September 30, 2002 all of its 12.58% rating adjustable unsecured senior notes due 2016 in an aggregate outstanding principal amount of $125 million plus accrued interest and stated premium with proceeds of the revolving credit facility.

        The Stone Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Stone Credit Agreement also requires prepayments of the term loans if Stone has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness. As a result of excess cash flow in 2001, Stone was required to pay $38 million in March 2002 on the term loans covered by the previous credit agreement.

        The obligations of Smurfit-Stone Container Canada Inc. under the Stone Credit Agreement are unconditionally guaranteed by Stone, the material U.S. subsidiaries of Stone and the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of Stone under the Stone Credit Agreement are secured by a security interest in substantially all of the assets of Stone and its material U.S. subsidiaries, 100% of the capital stock of Stone's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing Stone's obligations under the Stone Credit Agreement excludes cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Credit Agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, by the same U.S. assets and capital stock that secure Stone's obligations under the Stone Credit Agreement and by all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the Stone Credit Agreement excludes three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

Accounts Receivable Securitization Program Borrowings

        JSC(U.S.) currently has a $255 million accounts receivable securitization program (the "Securitization Program"). On December 20, 2002, the Securitization Program was amended to (i) increase the borrowings available through the issuance of commercial paper or under the liquidity loan facility from $214 million to $255 million and (ii) extend the final maturity on these borrowings from February 2004 to December 2004.

        The Securitization Program provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS

Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a liquidity loan facility. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $67 million available for additional borrowing at December 31, 2002, subject to eligible accounts receivable. Commercial paper borrowings under the program have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

Senior Notes

JSC(U.S.)

        On May 1, 2002, JSC(U.S.) repaid its $100 million 10.75% Series B unsecured senior notes at maturity with borrowings under the JSC(U.S.) Revolving Credit Facility.

        The JSC(U.S.) 8.25% unsecured senior notes of $700 million at December 31, 2002 are redeemable in whole or in part at the option of the Company beginning on October 1, 2007 at a price of 104.13% plus accrued interest. The redemption price will decline each year after 2007 and beginning on October 1, 2010, will be 100% of the principal amount, plus accrued interest.

        The senior notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Stone

        Stone's senior notes aggregating $1,353 million at December 31, 2002, are redeemable in whole or in part at the option of the Company at various dates, at par plus a weighted average premium of 3.94%. The 9.25% unsecured senior notes aggregating $300 million are not redeemable prior to maturity. The senior notes rank pari passu with the Stone Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the Stone Credit Agreement.

        In December 2002, a subsidiary of Stone commenced a change of control offer relating to the $200 million aggregate principal amount of 11.5% unsecured senior notes due 2006. The sole purpose of this offer was to fulfill the subsidiary's obligation under the indenture governing the 11.5% unsecured senior notes, which required the subsidiary to make an offer to repurchase the notes due to the Stone Merger, which constituted a change in control under the indenture. As a result, the subsidiary was required to make an offer to repurchase the 11.5% unsecured senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon). As of the expiration date on January 3, 2003, approximately $15 million in principal outstanding had been validly tendered and payment funded with borrowings under the Stone revolving credit facility.

        In April 2002, Stone redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due 2016 and paid $7 million in call premiums and other expenses from borrowings under the revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

        The 8.45% mortgage notes are secured by the assets of 37 Stone corrugated container plants.

Other

        Debt balances for discontinued operations have been reclassified to liabilities held for sale in the accompanying consolidated balance sheets (See Note 2).

        Interest costs capitalized on construction projects in 2002, 2001 and 2000 totaled $4 million, $4 million and $9 million, respectively. Interest payments on all debt instruments for 2002, 2001 and 2000 were $337 million, $471 million and $550 million, respectively.

9.    Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

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

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is one year. For the years ended December 31, 2002 and 2001, the Company reclassified a $7 million loss and a $6 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2002 is a $3 million gain included in other current assets and at December 31, 2001 is a $15 million loss included in other current liabilities. At December 31, 2002 and 2001, the Company recorded a $1 million loss in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the years ended December 31, 2002 and 2001, the Company recorded a $1 million loss and an $8 million loss, respectively, in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars and euros, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company's foreign currency forward contracts at December 31, 2002 and 2001 is a $4 million loss included in other current liabilities. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge loss on all commodity and foreign currency contracts is $11 million (net of tax of $7 million) at December 31, 2001. There is no cumulative deferred hedge loss on commodity and foreign currency contracts at December 31, 2002.

10.  Leases

        The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2003	$109
2004	92
2005	71
2006	52
2007	32
Thereafter	62

Total minimum lease payments	$418

        Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $158 million, $161 million and $154 million for 2002, 2001 and 2000, respectively.

11.  Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2002	2001
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,523)	$(1,461)
Inventory	(57)	(47)
Investments in affiliates	(16)	(14)
Timber installment sale	(134)	(134)
Other	(31)	(115)

Total deferred tax liabilities	(1,761)	(1,771)

Deferred tax assets
Employee benefit plans	351	181
Net operating loss, alternative minimum tax and tax credit carryforwards	645	593
Deferred gain	9	18
Purchase accounting liabilities	32	51
Deferred debt issuance costs	5	11
Restructuring	8	12
Other	67	109

Total deferred tax assets	1,117	975
Valuation allowance for deferred tax asset	(208)	(208)

Net deferred tax assets	909	767

Net deferred tax liabilities	$(852)	$(1,004)

        At December 31, 2002, the Company had approximately $1,231 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $431 million, and $55 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2007, with a tax value of $19 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. The Company had net operating loss carryforwards for state purposes with a tax value of $97 million, which expire from 2003 to 2020. A valuation allowance of $56 million has been established for a portion of these deferred tax assets. Further, the Company had approximately $29 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $10 million, and Canadian investment tax credits that expire from 2004 to 2011, with a tax value of $16 million. The Company had approximately $72 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

        Provision for income taxes on income from continuing operations before income taxes, minority interest and extraordinary item is as follows:

	2002		2001	2000
Current
Federal	$		$(3)	$(6)
State and local		(6)	(6)	(2)
Foreign		(9)	(8)	(4)

Total current expense		(15)	(17)	(12)
Deferred
Federal		(17)	(56)	(141)
State and local			(10)	(32)
Foreign		(15)	(8)	1

Total deferred expense		(32)	(74)	(172)

Total provision for income taxes		$(47)	$(91)	$(184)

        The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes, minority interest and extraordinary item as follows:

	2002	2001	2000
U.S. federal income tax provision at federal statutory rate	$(44)	$(53)	$(135)
Permanent differences from applying purchase accounting		(32)	(31)
Other permanent differences		2	4
State income taxes, net of federal income tax effect	(3)	(8)	(22)

Total provision for income taxes	$(47)	$(91)	$(184)

        The components of the income from continuing operations before income taxes, minority interest and extraordinary item are as follows:

	2002	2001	2000
United States	$46	$95	$375
Foreign	80	55	12

Income from continuing operations before income taxes, minority interest and extraordinary item	$126	$150	$387

        The Internal Revenue Service is currently examining the years 1995 through 2001. All years through 1994 are closed. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

        The Company made income tax payments of $47 million, $37 million and $34 million in 2002, 2001 and 2000, respectively.

12.  Employee Benefit Plans

Defined Benefit Plans

        The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. Approximately 43% of the Company's domestic pension plan assets at December 31, 2002 are invested in cash equivalents or debt securities and 57% are invested in equity securities. Equity securities at December 31, 2002 include 2.7 million shares of SSCC common stock with a market value of approximately $41 million.

        The Company sponsors noncontributory and contributory defined benefit pension plans for its foreign operations. Approximately 48% of the foreign pension plan assets at December 31, 2002 are invested in cash equivalents or debt securities and 52% are invested in equity securities.

        The pension plans for the discontinued European operations (See Note 2) are included in the following defined benefit plan tables. The projected benefit obligation and under funded status of the European operations at December 31, 2002 and 2001 was $131 million and $105 million, respectively. There were no plan assets for these pension plans. Pension expense for the European operations was $7 million, $6 million and $6 million for 2002, 2001 and 2000, respectively.

Postretirement Health Care and Life Insurance Benefits

        The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The discontinued European operations do not participate in these plans. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") were 12% for the U.S. plans and 9.40% for the foreign plans at December 31, 2002, decreasing to the ultimate rate of 5% for the U.S. plans and 4.80% for the foreign plans. The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2002 by $13 million and $11 million, respectively, and would change the annual net periodic postretirement benefit cost by $1 million for 2002.

        The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2002	2001	2002		2001
Change in benefit obligation:
Benefit obligation at January 1	$2,348	$2,182		$231		$187
Service cost	53	47		5		4
Interest cost	161	156		16		15
Amendments	26	16		(11)		(11)
Plan participants' contributions	3	3		11		9
Curtailments	(2)			(1)
Actuarial loss	151	93		19		55
Acquisitions		7				4
Foreign currency rate changes	23	(28)				(1)
Benefits paid and expected expenses	(134)	(128)		(35)		(31)

Benefit obligation at December 31	$2,629	$2,348		$235		$231

Change in plan assets:
Fair value of plan assets at January 1	$1,714	$1,841	$		$
Actual return on plan assets	(125)	(34)
Employer contributions	120	44		24		22
Plan participants' contributions	3	3		11		9
Acquisitions		7
Foreign currency rate changes	3	(19)
Benefits paid	(132)	(128)		(35)		(31)

Fair value of plan assets at December 31	$1,583	$1,714	$		$

Over (under) funded status:	$(1,046)	$(634)		$(235)		$(231)
Unrecognized actuarial loss	756	316		66		53
Unrecognized prior service cost	80	65		(20)		(11)

Net amount recognized	$(210)	$(253)		$(189)		$(189)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(868)	$(484)		$(189)		$(189)
Intangible asset	83	68
Accumulated other comprehensive (income) loss	575	163

Net amount recognized	$(210)	$(253)		$(189)		$(189)

        The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

	Defined Benefit Plans		Postretirement Plans
	2002	2001	2002	2001
Weighted average discount rate:
U.S. plans	6.75%	7.25%	6.75%	7.25%
Foreign plans	5.50-6.50%	6.50%	6.50%	6.50%
Rate of compensation	2.00-4.00%	3.25-4.00%	N/A	N/A
Expected return on assets	9.50%	9.50%	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	9.40-12.00%	9.40-12.00%

        Effective January 1, 2003, the Company reduced the expected long-term rate of return on plan assets to 9.0%.

        The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2002	2001	2000	2002	2001	2000
Service cost	$53	$47	$45	$5	$4	$2
Interest cost	161	156	143	16	15	13
Expected return on plan assets	(177)	(176)	(160)
Net amortization and deferral	9	7	(4)	(2)
Recognized actuarial (gain) loss	8	(2)	(11)	4		(1)
Multi-employer plans	8	6	4			1

Net periodic benefit cost	$62	$38	$17	$23	$19	$15

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2,629 million, $2,449 million and $1,583 million, respectively, as of December 31, 2002 and $2,348 million, $2,190 million and $1,714 million as of December 31, 2001.

Savings Plans

        The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $23 million, $22 million and $19 million in 2002, 2001 and 2000, respectively.

13.  SSCC Preferred Stock

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

        The holders of the SSCC Preferred Stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend paid on February 15, 2001. SSCC has approximately 4.6 million shares of the SSCC Preferred Stock issued and outstanding as of    December 31, 2002 and 2001. Preferred stock dividends of $8 million were paid during 2002 and 2001. Preferred stock accretion of $3 million was charged to retained earnings (deficit) in 2002 and 2001. The holders of SSCC Preferred Stock are not entitled to voting rights on matters submitted to the Company's stockholders. The SSCC Preferred Stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC common stock for each share of SSCC Preferred Stock), subject to adjustment based on certain events. The SSCC Preferred Stock may alternatively be exchanged, at the option of the Company, for new 7%

Convertible Subordinated Exchange Debentures due February 15, 2012. The SSCC Preferred Stock is redeemable at the Company's option until February 15, 2012, at which time the SSCC Preferred Stock must be redeemed. The SSCC Preferred Stock may be redeemed, at the Company's option, with cash or SSCC common stock with an equivalent fair value. The redemption price is 100% of the liquidation preference. It is the Company's intention to redeem the SSCC Preferred Stock with SSCC common stock, and therefore, the SSCC Preferred Stock has been classified as equity in the accompanying consolidated balance sheets. The liquidation preference is generally $25 per share plus dividends accrued and unpaid.

14.  Stock Option and Incentive Plans

        Prior to the Stone Merger, the Company and Stone each maintained incentive plans for selected employees. Effective with the Stone Merger, options outstanding under the Stone plans were converted into options to acquire SSCC common stock, and all outstanding options under both the Company and the Stone plans became exercisable and fully vested.

        In November 1998, the stockholders approved the 1998 Long-Term Incentive Plan (the "1998 Plan"), which reserved 8.5 million shares of Company common stock for non-qualified stock options and performance awards to officers, key employees, and non-employee directors of the Company. In 2001, an additional 8 million shares of Company common stock were reserved for issuance under the 1998 Plan. The stock options are exercisable at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. In general, these options expire ten years from the date of grant.

        Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date. The stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. Beginning in April 2001, the options granted vest and become exercisable at the rate of 25% each year for four years.

        The performance awards permit the holder to receive amounts, denominated in shares of Company common stock, based on the Company's performance during the period between the date of grant and a pre-established future date. Performance criteria, the length of the performance period and the form and time of payment of the award are established separately for each grant. There were no performance awards outstanding under the 1998 Plan at December 31, 2002 and 2001.

        During 2001, the Company revised its annual management incentive plan so that a portion of annual employee bonuses is paid in the form of RSUs under the 1998 Plan. The RSUs are non-transferable and do not have voting rights. These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date. The Company pays a premium on the employee bonuses in the form of RSUs ("Premium RSUs") to certain employees. Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date. At December 31, 2002, the Company recorded a liability of $5 million for RSUs to be issued in 2003 for services provided in 2002. At December 31, 2001, the Company recorded a liability of $4 million for RSUs to be issued in 2002 for services provided in 2001. In February 2002, the Company issued approximately 310,000 vested RSUs and approximately 70,000 related Premium RSUs at $14.62 per share. In addition, 75,000 non-vested RSUs, which vest in three to five years, were awarded at $15.95 per share. The cost of Premium RSUs and non-vested RSUs of $2 million in 2002 and $1 million in 2001 are amortized over the vesting period.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options issued subsequent to December 31, 1994 under the fair value method (See Note 1). The pro forma net income information required by SFAS No. 123 is not likely to be representative of the effects on reported net income for future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Expected option life (years)	6	6	6
Risk-free weighted average interest rate	4.81%	5.08%	6.45%
Stock price volatility	41.00%	55.00%	53.00%
Dividend yield	0.0%	0.0%	0.0%

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

        The weighted average fair values of options granted during 2002, 2001 and 2000 were $7.88, $8.23 and $7.90 per share, respectively.

        Additional information relating to the plans is as follows:

	Shares Under Option	Option Price Range	Weighted Average Exercise Price
Outstanding at January 1, 2000	14,960,149	10.00 - 23.38	12.86
Granted	2,705,717	10.56 - 16.13	13.65
Exercised	411,143	10.00 - 22.35	12.54
Cancelled	1,019,152	10.00 - 22.35	14.23

Outstanding at December 31, 2000	16,235,571	10.00 - 23.38	12.90
Granted	2,779,650	14.00 - 14.96	14.42
Exercised	328,325	10.00 - 15.81	12.80
Cancelled	568,047	10.00 - 22.35	14.21

Outstanding at December 31, 2001	18,118,849	10.00 - 23.38	13.09
Granted	2,379,760	13.12 - 17.03	16.71
Exercised	359,733	10.00 - 15.81	12.00
Cancelled	88,785	10.56 - 22.35	16.27

Outstanding at December 31, 2002	20,050,091	10.00 - 23.38	13.52

        The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$10.00 - 12.50	4,761,959	$10.57	3.15	4,555,334	$10.57
12.69 - 13.51	6,851,273	13.00	5.49	5,249,229	13.05
14.00 - 16.13	5,596,375	14.49	7.30	2,366,697	14.40
17.03 - 23.38	2,840,484	17.82	7.86	522,274	19.85

	20,050,091			12,693,534

        The number of options exercisable at December 31, 2001 and 2000 was 11,565,978 and 12,157,304, respectively. As of December 31, 2002, 4,830,423 shares were available for grant under the 1998 Plan.

15.  Stockholder Rights Plan

        In September 2002, the Company adopted a stockholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock held of record as of the close of business on September 17, 2002. Each Right entitles the holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock ("Preferred Stock"). The Rights become exercisable following a public announcement that an acquiring person ("Acquiring Person"), as determined by the Board of Directors, has obtained beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commenced a tender or exchange offer that would result in such ownership threshold being attained. Each Right, if and when it becomes exercisable, will entitle holders of the Rights (other than an Acquiring Person), upon payment of the exercise price, to the number of shares of Preferred Stock having a fair value equal to approximately two times the exercise price. In addition, if after a person or group becomes an Acquiring Person the Company were to be acquired in a merger or other business combination, each holder of Rights (other than an Acquiring Person) will have the right to acquire, upon payment of the exercise price, that number of shares of common stock of the acquiring company having a fair value equal to approximately two times the exercise price. The Rights expire on September 9, 2012 unless earlier redeemed or exchanged by the Company.

16.  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability		Unrealized Gain (Loss) on Marketable Securities		Deferred Hedge Gain (Loss)		Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2000	$(8)	$			$3	$		$(5)
Current period change	(8)							(8)

Balance at December 31, 2000	(16)				3			(13)
Cumulative effect of accounting change							5	5
Net changes in fair value of hedging transactions							(22)	(22)
Net loss reclassified into earnings							6	6
Current period change	(3)		(101)		(2)			(106)

Balance at December 31, 2001	(19)		(101)		1		(11)	(130)
Net changes in fair value of hedging transactions							4	4
Net loss reclassified into earnings							7	7
Current period change	7		(250)		(1)			(244)

Balance at December 31, 2002	$(12)		$(351)	$		$		$(363)

17.  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2002		2001		2000
Numerator:
Income from continuing operations before extraordinary item		$79		$59		$195
Preferred stock dividends and accretion		(11)		(11)		(1)

Income available to common stockholders		$68		$48		$194
Denominator:
Denominator for basic earnings per share— weighted average shares		244		244		233
Effect of dilutive securities:
Employee stock options		2		1		1

Denominator for diluted earnings per share— adjusted weighted average shares and assumed conversions		246		245		234

Basic earnings per share from continuing operations before extraordinary item	$	..28	$	..20	$	..83

Diluted earnings per share from continuing operations before extraordinary item	$	..28	$	..20	$	..83

        For 2002 and 2001, convertible SSCC Preferred Stock to acquire three million shares of common stock with an effect of $11 million on net income available to common stockholders is excluded from the diluted earnings per share computation because they are antidilutive.

        For 2000, convertible debt to acquire one million shares of SSCC common stock with an earnings effect of $2 million and convertible SSCC Preferred Stock to acquire three million shares of SSCC common stock with an effect of $8 million on net income available to common stockholders are excluded from the diluted earnings per share computation because they are antidilutive.

18.  Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional and annual impairment tests and determined there to be no goodwill impairment.

        The following table summarizes the activity of goodwill by segment for 2002.

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2002	$2,928	$278	$3,206
Goodwill acquired	9		9
Goodwill included in gain (loss) on disposition of discontinued operations		(6)	(6)
Goodwill reduced as a result of settlement of purchase accounting income tax contingencies	(9)	(5)	(14)

Balance at December 31, 2002	$2,928	$267	$3,195

        Goodwill of $9 million was acquired in connection with the acquisition of two corrugated container facilities from Packaging Services Group. The International segment goodwill was reclassified to assets held for sale in the accompanying consolidated balance sheets (See Note 2). Goodwill was reduced by $14 million as a result of the Company's settlement of certain income tax contingencies related to a prior business combination.

        Income from continuing operations before extraordinary item available to common stockholders, net income and related earnings per share for the years ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization expense, are as follows:

		Earnings per share
		Basic		Diluted
2001
Reported income from continuing operations before extraordinary item available to common stockholders	$48		$.20		$.20
Goodwill amortization	89.36				.36

Adjusted income from continuing operations before extraordinary item available to common stockholders	$137		$.56		$.56

Reported net income available to common stockholders	$66	$	..27	$	..27
Goodwill amortization	91.37				.37

Adjusted net income available to common stockholders	$157		$.64		$.64

		Earnings per share
		Basic	Diluted
2000
Reported income from continuing operations before extraordinary item available to common stockholders	$194	$.83	$.83
Goodwill amortization	87.38		.37

Adjusted income from continuing operations before extraordinary item available to common stockholders	$281	$1.21	$1.20

Reported net income available to common stockholders	$224	$.96	$.96
Goodwill amortization	89.38		.38

Adjusted net income available to common stockholders	$313	$1.34	$1.34

19.  Related Party Transactions

        In March 2002, the Company engaged in a transaction whereby Smurfit Packaging Corporation ("SPC"), an indirect subsidiary of JS Group (then a significant stockholder of the Company), paid to the Company approximately $1 million and delivered to the Company 36.8 million shares of the Company's common stock owned by SPC and received in exchange 36.8 million newly issued shares of the Company's common stock. The transaction had no effect on SPC's beneficial ownership of the Company's common stock and was part of JS Group's restructuring of its businesses and assets located in the United States. The consideration received by the Company has been reflected as additional paid-in capital in the consolidated balance sheets.

        On September 3, 2002, JS Group completed the distribution to its stockholders of substantially all of its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock. The distribution was a condition to the consummation of a cash offer by an affiliate of Madison Dearborn Partners, L.L.C. for the purchase of all the outstanding shares of capital stock of JS Group. Michael W. J. Smurfit and Anthony P. J. Smurfit are directors of both the Company and JS Group and Dermot F. Smurfit and Howard E. Kilroy are directors of the Company and were directors of JS Group until September 2002. Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit and Howard E. Kilroy have announced their intention to retire from the Board of Directors of the Company effective as of May 8, 2003.

Transactions with JS Group

        Transactions with JS Group, its subsidiaries and affiliated companies were as follows:

	2002	2001	2000
Product sales	$55	$49	$70
Product and raw material purchases	15	27	32
Management services income	1	2	2
Charges from JS Group for services provided	1	1	1
Receivables at December 31	11	2	6
Payables at December 31	1	6	11
Note receivable at December 31			1
Sale of business		1	2
Purchase of business			2

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

        On February 20, 2003, the Company finalized agreements to exchange its European packaging operations for JS Group's 50% ownership in Smurfit-MBI plus approximately $190 million in cash (See Note 2).

Transactions with Non-consolidated Affiliates

        The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties.

        The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

	2002	2001	2000
Product sales	$250	$224	$216
Product and raw material purchases	39	53	68
Receivables at December 31	34	36	32
Payables at December 31	2	2	2

Other Transactions

        Leigh J. Abramson, a member of the Company's Board of Directors, is a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging. Payments made to Morgan Stanley & Co. Incorporated, representing fees earned for financial services, were approximately $4 million, $14 million and $7 million during 2002, 2001 and 2000, respectively.

        Thomas A. Reynolds, III, a member of the Company's Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

20.  Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$8	$8	$18	$18
Notes receivable	2	2	8	8
Residual interest in timber notes	41	41	40	40
Net derivative liabilities	1	1	19	19
Long-term debt including current maturities	4,990	5,070	4,943	5,029

        The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price. The fair value of the residual interest in timber notes is based on discounted future cash flows. The fair values of the Company's derivatives are based on prevailing market rates at December 31, 2002. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

21.  Other, Net

        The significant components of other, net are as follows:

	2002	2001	2000
Foreign currency transaction gains (losses)	$(3)	$8	$
Gain on redemption of convertible preferred stock of Four M Corporation				13
Loss on sales of receivables to SRC	(5)	(11)		(16)
Income from non-consolidated affiliates	18	14		13
Other	9	11		12

Total other, net	$19	$22		$22

22.  Contingencies

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2002, the Company had approximately $38 million reserved for environmental liabilities.

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

23.  Business Segment Information

        On January 1, 2002, the Company combined the Specialty Packaging segment with the Consumer Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The information for 2001 and 2000 has been restated in order to conform to the 2002 presentation. The Company's European operations, which are held for sale, have been classified as discontinued and are excluded from the segment results for all periods presented. In addition, the industrial packaging division, formerly a component of the Consumer Packaging segment, was sold in 2002 and accounted for as a discontinued operation and its results have been excluded from the segment results for all periods presented.

        The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) Consumer Packaging. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons and packaging labels. In addition, the Consumer Packaging segment converts kraft and specialty paper into multiwall bags, consumer bags and intermediate bulk containers. Folding cartons are used primarily to protect products, such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. Flexible packaging, paper and metalized paper labels and heat transfer labels are used in a wide range of consumer applications. The bags and intermediate bulk containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products.

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

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and two non-reportable segments, including Reclamation and International. Corporate related items include goodwill, the elimination of intercompany assets and intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization (prior to 2002), interest expense and the adjustment to record inventory at LIFO.

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Year ended December 31, 2002
Revenues from external customers	$5,502	$1,648	$333	$7,483
Intersegment revenues	129		248	377
Depreciation, depletion and amortization	306	37	33	376
Segment profit (loss)	474	122	(470)	126
Total assets	5,617	677	4,511	10,805
Expenditures for long-lived assets	120	39	48	207
Year ended December 31, 2001
Revenues from external customers	$5,744	$1,649	$298	$7,691
Intersegment revenues	143		165	308
Depreciation, depletion and amortization	300	36	115	451
Segment profit (loss)	614	128	(592)	150
Total assets	5,440	663	4,549	10,652
Expenditures for long-lived assets	105	25	59	189
Year ended December 31, 2000
Revenues from external customers	$5,994	$1,643	$476	$8,113
Intersegment revenues	147		296	443
Depreciation, depletion and amortization	266	35	104	405
Segment profit (loss)	958	131	(702)	387
Total assets	5,828	666	4,786	11,280
Expenditures for long-lived assets	293	24	46	363

        The following table presents net sales to external customers by country of origin:

	2002	2001	2000
United States	$7,233	$7,472	$7,906
Foreign	250	219	207

Total net sales	$7,483	$7,691	$8,113

        The following table presents long-lived assets by country:

	2002	2001	2000
United States	$4,346	$4,296	$4,496
Canada	818	848	876
Other	18	22	25

	5,182	5,166	5,397
Goodwill	3,195	3,206	3,276

Total long-lived assets	$8,377	$8,372	$8,673

        The Company's export sales from the United States were approximately $227 million for 2002, $187 million for 2001, and $246 million for 2000.

24.  Quarterly Results (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$1,759	$1,867	$1,936	$1,921
Gross profit	285	312	325	314
Income from continuing operations before extraordinary item	1	22	35	21
Discontinued operations	8	5	4	7
Gain (loss) on disposition of discontinued operations			22	(40)
Extraordinary item		(4)	(16)
Net income (loss)	9	23	45	(12)
Preferred stock dividends and accretion	(3)	(3)	(2)	(3)
Net income (loss) available to common stockholders	6	20	43	(15)
Basic earnings per share:
Income (loss) from continuing operations before extraordinary item	(.01)	.08	.13	.07
Discontinued operations	.03	.02	.02	.03
Gain (loss) on disposition of discontinued operations			.09	(.16)
Extraordinary item		(.02)	(.06)

Net income (loss)	.02	.08	.18	(.06)

Diluted earnings per share:
Income (loss) from continuing operations before extraordinary item	(.01)	.08	.13	.07
Discontinued operations	.03	.02	.02	.03
Gain (loss) on disposition of discontinued operations			.09	(.16)
Extraordinary item		(.02)	(.07)

Net income (loss)	.02	.08	.17	(.06)

2001
Net sales	$2,000	$1,946	$1,918	$1,827
Gross profit	337	335	344	311
Income from continuing operations before extraordinary item	10	10	24	15
Discontinued operations	9	7	6	2
Extraordinary item	(4)	(2)
Net income	15	15	30	17
Preferred stock dividends	(3)	(3)	(2)	(3)
Net income available to common stockholders	12	12	28	14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Basic earnings per share:
Income from continuing operations before extraordinary item	.03	.03	.09	.05
Discontinued operations	.04	.03	.02	.01
Extraordinary item	(.02)	(.01)

Net income	.05	.05	.11	.06

Diluted earnings per share:
Income from continuing operations before extraordinary item	.03	.03	.09	.05
Discontinued operations	.04	.03	.02	.01
Extraordinary item	(.02)	(.01)

Net income	.05	.05	.11	.06

SMURFIT-STONE CONTAINER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Year ended December 31, 2002	$52		$10		$(13)	(a)	$11	(b)	$38
Year ended December 31, 2001	$51		$12		$(8)	(a)	$3	(b)	$52
Year ended December 31, 2000	$48		$15		$(4)	(a)(c)	$8	(b)	$51
Acquisitions and Stone Merger exit liabilities:
Year ended December 31, 2002	$28	$			$3	(d)	$3	(e)	$28
Year ended December 31, 2001	$38	$			$2	(d)	$12	(e)	$28
Year ended December 31, 2000	$183	$			$(5)	(d)	$140	(e)	$38
Restructuring:
Year ended December 31, 2002	$29		$24	$			$29	(e)	$24
Year ended December 31, 2001	$34		$10	$			$15	(e)	$29
Year ended December 31, 2000	$29		$53	$			$48	(e)	$34
(a)
Includes the effect of the accounts receivable securitization application of SFAS No. 140.

(b)
Uncollectible amounts written off, net of recoveries.

(c)
Includes $3 million acquired in connection with the acquisition of St. Laurent.

(d)
Charges and adjustments associated with the exit activities included in the purchase price allocation of the Stevenson Mill Acquisition and St. Laurent and the reduction to Stone exit liabilities.

(e)
Charges against the reserves.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        Set forth below is information concerning Smurfit-Stone's directors.

        Leigh J. Abramson, born July 5, 1968, has been a Managing Director of Morgan Stanley & Co. Incorporated since December 2001. He joined Morgan Stanley in 1990 in the firm's Corporate Finance Division and, since 1992, has been in the Private Equity group. He is a director of Silgan Holdings and several private companies.

        Alan E. Goldberg, born September 1, 1954, has been a Co-Managing Partner with Lindsay Goldberg Bessemer and its investment manager Goldberg, Lindsay & Co. LLC since March 2001. He served as Chairman and Chief Executive Officer of Morgan Stanley Dean Witter Private Equity from February 1998 through January 2001. Prior thereto, he was co-head of Morgan Stanley Dean Witter Private Equity. He served as Managing Director of Morgan Stanley & Co. Incorporated from January 1988 through January 2001.

        Howard E. Kilroy, born January 30, 1936, joined JS Group in 1973 and was appointed Chief Operations Director in 1978 and President in 1986. Mr. Kilroy retired from these positions in 1995. Mr. Kilroy is a director of CRH plc and Arnotts plc. Mr. Kilroy has announced his retirement from the Board of Directors effective May 8, 2003.

        Patrick J. Moore, born September 7, 1954, was appointed President and Chief Executive Officer of Smurfit-Stone in January 2002. He was Vice President and Chief Financial Officer of Smurfit-Stone from November 1998 to January 2002 and held the same position with Jefferson Smurfit since October 1996. He was Vice President and General Manager—Industrial Packaging Division of Jefferson Smurfit from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994. He is a director of Reserve Capital Partners. Mr. Moore has been elected by the Board of Directors to serve as Chairman of the Board effective May 8, 2003.

        James J. O'Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company. He is a director of Corning Incorporated, The Tribune Company, UAL Corporation, and various other Chicago business, cultural and charitable organizations.

        Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation. Mr. Pearlman is a director of Ryerson-Tull Inc. and Nanophase Technologies Corporation and served as director of Stone Container from 1984 to 1998.

        Thomas A. Reynolds, III, born May 12, 1952, has been a partner of Winston & Strawn since 1984, a law firm that regularly represents Smurfit-Stone on numerous matters. Mr. Reynolds is a member of Winston & Strawn's executive committee. He also serves as a director of Westell Technologies, Inc.

        Anthony P. J. Smurfit, born December 19, 1963, has been Chief Operating Officer of JS Group since November 2002, and was Chief Executive of the Smurfit Europe Division of JS Group since September 1998. He was Chief Executive of Smurfit France from November 1996 to August 1998 and Deputy Chief Executive of Smurfit France prior to that. He has served as a member of JS Group's Board of Directors since 1989. Mr. Smurfit was first elected a director of Smurfit-Stone in 2000. He is a director of The Irish National Stud Company. He is the son of Dr. Michael W. J. Smurfit and a nephew of Dr. Dermot F. Smurfit. Mr. Smurfit has announced his retirement from the Board of Directors effective May 8, 2003.

        Dermot F. Smurfit, born October 8, 1944, was Joint Deputy Chairman of JS Group from January 1984 to September 2002 and World Vice President—Marketing and Sales from July 1997 to December 2002. He was Chairman and Chief Executive of JS Group's Continental European operations from 1992 to June 1997. Dr. Dermot Smurfit is Chairman of the World Containerboard Organization, a member of the Board of the Confederation of European Paper Industries and a director of ACE Ltd. He is a brother of Dr. Michael W. J. Smurfit and an uncle of Anthony P. J. Smurfit. Dr. Smurfit has announced his retirement from the Board of Directors effective May 8, 2003.

        Michael W. J. Smurfit, born August 7, 1936, is Chairman of the Board of Directors of Smurfit-Stone. He has been Chairman of JS Group since 1977 and was Chief Executive Officer of JS Group from 1977 to October 2002. He was Chief Executive Officer of Jefferson Smurfit Corporation prior to July 1990. He is a brother of Dr. Dermot F. Smurfit and the father of Anthony P.J. Smurfit. Dr. Smurfit has announced his retirement from the Board of Directors effective May 8, 2003.

Executive Officers

        Set forth below is information concerning the executive officers of Smurfit-Stone.

        Michael W. J. Smurfit—See Directors.

        Jeffrey S. Beyersdorfer, born November 21, 1961, was appointed Vice President and Treasurer in June 2002. Prior to joining Smurfit-Stone, Mr. Beyersdorfer served as Vice President of Finance and Treasurer of Premcor Inc. from April 1997 to June 2002, Vice President of Investment Banking of A.G. Edwards & Sons, Inc from February 1995 to April 1997 and an Associate with Bankers Trust Co. from May 1990 to February 1995.

        Mathew Blanchard, born September 9, 1959, was appointed Vice President and General Manager-Board Sales Division in July 2000. Prior to joining Smurfit-Stone, Mr. Blanchard held various positions with St. Laurent, including Vice President Supply Chain Management for St. Laurent from July 1998 until July 2000, Controller for U.S. Operations from April 1998 to July 1998, Director of Operations Planning from August 1997 to March 1998, Vice President of Operations Planning from August 1995 to August 1997 and Vice President of Marketing Services from December 1994 to August 1995.

        James E. Burdiss, born May 15, 1951, has been Vice President and Chief Information Officer since January 2002. He was Senior Director of Smurfit-Stone's Enterprise Transformation Project from January 2001 to January 2002. Prior to joining Smurfit-Stone, Mr. Burdiss was a principal at Computer Sciences Corporation from April 1997 to January 2001. From November 1995 to April 1997 he was employed in the management consulting practice of Ernst & Young, LLP.

        James P. Davis, born August 9, 1955, was appointed Vice President and General Manager—Corrugated Container Division in January 2002, the same position he had held from March 1998 to November 1998. Mr. Davis was Vice President and Area Manager of the Corrugated Container Division from November 1998 to January 2002. He was Vice President and General Manager of the Consumer Packaging Division from November 1995 to March 1998. Prior to that, he held various management positions in the Container Division since joining Smurfit-Stone in 1977.

        James D. Duncan, born June 12, 1941, has been Vice President—Corporate Sales and Marketing since October 2002. Prior to that, he was Vice President and General Manager—Specialty Packaging Division from November 1998 to October 2000. Mr. Duncan was Vice President and General Manager—Industrial Packaging Division from October 1996 to November 1998. He was Vice President and General Manager, Converting Operations—Industrial Packaging Division from April 1994 to October 1996.

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

        Michael F. Harrington, born August 6, 1940, has been Vice President—Human Resources since November 1998 and held the same position with Jefferson Smurfit since January 1992. Mr. Harrington has announced his retirement effective March 31, 2003.

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

        Leslie T. Lederer, born July 20, 1948, has been Vice President—Strategic Investment Dispositions since November 1998. He was Vice President, Secretary and General Counsel of Stone Container from 1987 to November 1998.

        F. Scott Macfarlane, born January 17, 1946, has been Vice President and General Manager—Consumer Packaging Division since October 2000. Prior to that, he was Vice President and General Manager—Folding Carton and Boxboard Mill Division from November 1998 to October 2000 and held the same position with Jefferson Smurfit since November 1995.

        Timothy J.P. McKenna, born March 25, 1948, has been Vice President—Investor Relations and Communications since November 1998, and held the same position with Jefferson Smurfit since July 1997. He joined Jefferson Smurfit in October 1995 as Director of Investor Relations and Communications.

        Patrick J. Moore—See Directors.

        Mark R. O'Bryan, born January 15, 1963, joined Smurfit-Stone in October 1999 as Vice President—Procurement. Prior to joining Smurfit-Stone, Mr. O'Bryan was employed for 13 years at General Electric Corporation in global sourcing and materials management at several of General Electric Corporation's manufacturing businesses, including the positions of General Manager of Materials & Sourcing for General Electric Engine Services from May 1998 to September 1999 and Manager of Sourcing for General Electric Plastics Americas from March 1996 to April 1998.

        Thomas A. Pagano, born January 21, 1947, has been Vice President—Planning since November 1998, and held the same position with Jefferson Smurfit since May 1996. He was Director of Corporate Planning of Jefferson Smurfit from September 1995 to May 1996.

        John M. Riconosciuto, born September 4, 1952, was appointed Vice President of Operations for the Consumer Packaging Division in January 2002. He was Vice President and General Manager—Specialty Packaging Division from October 2000 to January 2002. Prior to that, he was Vice President and General Manager—Bag Packaging Division since November 1998. He was Vice President and General Manager—Industrial Bag and Specialty Packaging Division of Stone Container from January 1997 to November 1998. From July 1995 to January 1997, he was Vice President and General Manager of the Multiwall Group of Stone Container.

        David C. Stevens, born August 11, 1934, has been Vice President and General Manager—Smurfit Recycling Company since January 1993.

        William N. Wandmacher, born September 27, 1942, has been Vice President and General Manager—Containerboard Mill Division since November 1998, and held the same position with Jefferson Smurfit since January 1993.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required in response to this item is set forth under the captions "Executive Compensation," "Report of the Compensation Committee on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                    RELATED STOCKHOLDER MATTERS

        Information required in response to this item is set forth under the captions "Principal Stockholders" and "Executive Compensation, Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required in response to this item is set forth under the caption "Certain Transactions" in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Smurfit-Stone Container Corporation would be made known to them by others within the company.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.
(3) Exhibits.
3.1	Restated Certificate of Incorporation of Smurfit-Stone Container Corporation ("SSCC") (incorporated by reference to Exhibit 3(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).
3.2	Second Amended and Restated Bylaws of Smurfit-Stone Container Corporation.
4.1	Certificate for Smurfit-Stone Container Corporation's Common Stock (incorporated by reference to Exhibit 4.3 to SSCC's Registration Statement on Form S-8 (File No. 33-57085)).
4.2
Form of Certificate of Designation establishing the terms of Smurfit-Stone Container Corporation's Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to SSCC's Registration Statement on Form S-4 (File No. 333-43656) ).
4.3	Certificate for Smurfit-Stone Container Corporation's Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).
4.4	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.5
Rights Agreement dated as of September 9, 2002 by and between SSCC and Mellon Investor Services, as Rights Agent. The Rights Agreement includes as Exhibit B the form of Rights Certificate and as Exhibit C the form of Certificate of Designations (incorporated by reference to Exhibit 4.1 to SSCC's Current Report on Form 8-K dated September 10, 2002).

Indentures and other debt instruments with respect to long-term debt that do not exceed 10 percent of the total assets of SSCC and its subsidiaries on a consolidated basis are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

10.1*	Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.2*	Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.3(a)*
Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.3(b)*
Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.4
Third Amended and Restated Credit Agreement dated as of September 26, 2002 among Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"), SSCC, JSCE, Inc. ("JSCE"), The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Bank, as Administrative Agent and Senior Managing Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.5(a)
Term Loan Agreement, dated as of February 23, 1995, among Jefferson Smurfit Finance Corporation ("JS Finance") and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(b)
Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(c)
Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(d)
Receivables Purchase and Sale Agreement, dated as of February 23, 1995, among JSC(U.S.), as the Initial Servicer, and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(e)
Liquidity Agreement, dated as of February 23, 1995, among JS Finance, the financial institutions party thereto, as Banks, Bankers Trust Company, as Facility Agent, and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(f)
Commercial Paper Dealer Agreement, dated as of February 23, 1995, among BT Securities Corporation, Morgan Stanley & Co., JSC(U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(g)	Addendum, dated March 6, 1995, to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.5(h)
First Omnibus Amendment, dated as of March 31, 1996, to the Receivables Purchase and Sale Agreement among JSC(U.S.), JS Finance and the banks party thereto (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10.5(i)
Amendment No. 2 to the Term Loan Agreement, dated as of August 19, 1997, among JS Finance and Bank Brussels Lambert, New York Branch and JSC(U.S.), as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5(j)
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
10.5(k)
Amendment No. 2 to the Liquidity Agreement, dated as of August 19, 1997, among JS Finance, Bankers Trust Company, as Facility Agent, JSC(U.S.), as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5(l)
Amendment No. 3 to the Liquidity Agreement, dated as of March 9, 2001, among JS Finance, Bankers Trust Company, as Facility Agent, JSC(U.S.), as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter year ended March 31, 2001).
10.5(m)
Amendment No. 4, dated as of December 20, 2002, to Liquidity Agreement and Annex among JSFinance, Societe Generale as Facility Agent and Collateral Agent, JSC(U.S.) as Seller and Servicer and the financial institutions party thereto as Banks.
10.6
Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container Corporation ("Stone"), Smurfit-Stone Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JP Morgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.2 to Stone's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.7*
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
10.9(a)*	Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.9(b)*
First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.9(c)*
Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.9(d)*
Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.10*	Forms of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).
10.11(a)*	Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone's Proxy Statement dated as of April 10, 1992).
10.11(b)*	Amendment of the Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.12(a)*	Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone's Proxy Statement dated as of April 7, 1995).
10.12(b)*
Amendment of the 1995 Long-Term Incentive Plan of Stone Container Corporation (incorporated by reference to Exhibit 10.2 to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.13(a)
Pooling and Servicing Agreement, dated as of October 1, 1999, by and among Stone Receivables Corporation ("SRC"), as Transferor, Stone, as Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.1(a) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.13(b)
Series 1999-1 Supplement, dated as of October 15, 1999, among SRC, as Transferor, Stone, as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.13(c)
Series 1999-2 Supplement, dated as of October 15, 1999, among SRC, as Transferor, Stone, as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.13(d)
Receivables Purchase Agreement, dated as of October 15, 1999, between Stone, as Seller and SRC, as Purchaser (incorporated by reference to Exhibit 10.1(d) to Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.13(e)
Amendment No. 1 to Receivables Purchase Agreement, dated as of March 30, 2001, between Stone and SRC (incorporated by reference to Exhibit 10.6(e) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.13(f)	Additional Seller Supplement to Receivables Purchase Agreement, dated March 30, 2001, by St. Laurent Paperboard (U.S.) Inc. and accepted by Stone, SRC, The Chase Manhattan Bank, as

Trustee and Bank One, NA, as Agent (incorporated by reference to Exhibit 10.6(f) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.14(a)	Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.1 to JSCE's Current Report on Form 8-K dated October 25, 1999).
10.14(b)
First Amendment to Purchase and Sale Agreement, dated October 21, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE's Current Report on Form 8-K dated October 25, 1999).
10.15*
Consulting Agreement dated as of January 4, 2002 by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.25 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.16*
Letter Agreement dated January 4, 2002 by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.26 to SSCC's Annual Report of Form 10-K for the fiscal year ended December 31, 2001).
10.17(a)*	Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.17(b)*	First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.18*
Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.19*	Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the year ended December 31, 2000).
10.20*	Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the year ended December 31, 2000).
10.21
Asset Acquisition and Plan of Reorganization Agreement as of January 18, 2002, by and between Smurfit Packaging Corporation and SSCC (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.22*	Employment Agreement of James P. Davis.
21.1	Subsidiaries of Smurfit-Stone Container Corporation.
23.1	Consent of Independent Auditors.
24.1	Powers of Attorney.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or compensation plan or arrangement.

(b)
Report of Form 8-K

  Form 8-K dated December 4, 2002 was filed with the Securities and Exchange Commission ("SEC") in connection with the announcement that Stone Container Finance Company of Canada ("SCFCC"), an indirect wholly-owned subsidiary of SSCC, commenced a tender offer relating to any and all of its outstanding 11.5% Senior Notes due 2006 (the "Notes").

  Form 8-K dated January 3, 2003 was filed with the SEC in connection with the announcement that SCFCC's tender offer to purchase any and all of its Notes had expired and that all Notes tendered were accepted for purchase.

  Form 8-K dated January 29, 2003 was filed with the SEC in connection with the announcement that SSCC had signed a letter of intent with Jefferson Smurfit Group ("JS Group") to exchange its European packaging operations and receive JS Group's 50% ownership in Smurfit-MBI and a payment of approximately $190 million. SSCC also announced its earnings for the fourth quarter of 2002 and the full year ended December 31, 2002.

  Form 8-K dated February 20, 2003 was filed with the SEC in connection with the announcement that Dr. Michael W.J. Smurfit will retire as a member and Chairman of Smurfit-Stone's Board of Directors effective as of May 8, 2003, and upon his retirement, Patrick J. Moore will succeed Dr. Smurfit as Chairman. In addition Smurfit-Stone announced that three other members of its Board of Directors, Howard E. Kilroy, Dermot F. Smurfit and Anthony P.J. Smurfit will retire from the Board, effective May 8, 2003. The vacancies on Smurfit-Stone's Board of Directors, created by the resignations, will be filled at the May 8, 2003 Annual Meeting of Stockholders of Smurfit-Stone.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 10, 2003	SMURFIT-STONE CONTAINER CORPORATION (Registrant)
	By	/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

* Michael W. J. Smurfit	Chairman of the Board and Director
/s/ PATRICK J. MOORE Patrick J. Moore	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2003
/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2003
/s/ PAUL K. KAUFMANN Paul K. Kaufmann	Vice President and Corporate Controller (Principal Accounting Officer)	March 10, 2003
* Leigh J. Abramson	Director
* Alan E. Goldberg	Director
* Howard E. Kilroy	Director
* James J. O'Connor	Director
* Jerry K. Pearlman	Director
* Thomas A. Reynolds, III	Director
* Dermot F. Smurfit	Director
* Anthony P. J. Smurfit	Director
*By /s/ CHARLES A. HINRICHS Charles A. Hinrichs	pursuant to Powers of Attorney filed as a part of the Form 10-K.

Certifications

I, Patrick J. Moore, certify that:

1.
I have reviewed this annual report on Form 10-K of Smurfit-Stone Container Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer

I, Charles A. Hinrichs, certify that:

1.
I have reviewed this annual report on Form 10-K of Smurfit-Stone Container Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (i)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures
Certifications