Form 10-Q
period 2003-03-31
SMURFIT STONE CONTAINER CORP
filed 2003-05-07
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 2003, the registrant had outstanding 245,390,286 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)
	2003	2002
Net sales	$1,877	$1,759
Costs and expenses
Cost of goods sold	1,616	1,474
Selling and administrative expenses	206	188
Restructuring charges	5	7

Income from operations	50	90
Other income (expense)
Interest expense, net	(86)	(92)
Loss on early extinguishment of debt	(1)
Other, net	(13)	4

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(50)	2
Benefit from (provision for) income taxes	19	(1)

Income (loss) from continuing operations before cumulative effect of accounting change	(31)	1
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 in 2003 and $4 in 2002	6	8

Income (loss) before cumulative effect of accounting change	(25)	9
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3	(5)

Net income (loss)	(30)	9
Preferred stock dividends and accretion	(3)	(3)

Net income (loss) available to common stockholders	$(33)	$6

Basic earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.14)	$(.01)
Discontinued operations	.03	.03
Cumulative effect of accounting change	(.02)

Net income (loss) available to common stockholders	$(.13)	$.02

Weighted average shares outstanding	245	244

Diluted earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.14)	$(.01)
Discontinued operations	.03	.03
Cumulative effect of accounting change	(.02)

Net income (loss) available to common stockholders	$(.13)	$.02

Weighted average shares outstanding	245	244

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21	$8
Receivables, less allowances of $39 in 2003 and $38 in 2002	583	540
Inventories
Work-in-process and finished goods	253	237
Materials and supplies	469	440

	722	677
Deferred income taxes	131	133
Assets held for sale		552
Prepaid expenses and other current assets	66	55

Total current assets	1,523	1,965
Net property, plant and equipment	5,187	5,110
Timberland, less timber depletion	82	72
Goodwill	3,318	3,195
Investment in equity of non-consolidated affiliates	64	180
Other assets	280	283

	$10,454	$10,805

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$101	$72
Accounts payable	561	541
Accrued compensation and payroll taxes	175	203
Interest payable	67	100
Liablilities held for sale		275
Other current liabilities	181	184

Total current liabilities	1,085	1,375
Long-term debt, less current maturities	4,771	4,918
Other long-term liabilities	1,273	1,207
Deferred income taxes	996	985
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	80	79
Common stock, par value $.01 per share; 400,000,000 shares authorized; 245,390,286 and 244,578,449 issued and outstanding in 2003 and 2002, respectively	2	2
Additional paid-in capital	3,856	3,845
Unamortized restricted stock	(2)	(1)
Retained earnings (deficit)	(1,275)	(1,242)
Accumulated other comprehensive income (loss)	(332)	(363)

Total stockholders' equity	2,329	2,320

	$10,454	$10,805

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)
	2003	2002
Cash flows from operating activities
Net income (loss)	$(30)	$9
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Loss from early extinguishment of debt	1
Cumulative effect of accounting change for asset retirement obligations	8
Depreciation, depletion and amortization	104	99
Amortization of deferred debt issuance costs	3	2
Deferred income taxes	(15)	5
Pension and post-retirement benefits	19	(1)
Foreign currency exchange losses	16
Non-cash restructuring charges	1	1
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(2)	(58)
Inventories	(4)	15
Prepaid expenses and other current assets	(6)	(3)
Accounts payable and accrued liabilities	(30)	(48)
Interest payable	(33)	(11)
Income taxes	(10)	(5)
Other, net	(11)	(9)

Net cash provided by (used for) operating activities	11	(4)

Cash flows from investing activities
Expenditures for property, plant and equipment	(54)	(34)
Proceeds from property and timberland disposals and sale of businesses	199	2

Net cash provided by (used for) investing activities	145	(32)

Cash flows from financing activities
Net borrowings (repayments) under accounts receivable securitization programs	15	(5)
Net borrowings (repayments) of debt	(159)	39
Preferred dividends paid	(2)	(2)
Proceeds from stock transaction		1
Proceeds from exercise of stock options	4	1
Deferred debt issuance costs		(2)

Net cash provided by (used for) financing activities	(142)	32

Effect of exchange rate changes on cash	(1)

Increase (decrease) in cash and cash equivalents	13	(4)
Cash and cash equivalents
Beginning of period	8	18

End of period	$21	$14

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1.    Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2002, filed March 10, 2003 with the Securities and Exchange Commission.

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

3.     Stock-Based Compensation

        The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
Net income (loss) available to common stockholders, as reported	$(33)	$6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)

Pro forma net income (loss) available to common stockholders	$(36)	$3

Earnings per share:
Basic—as reported	$(.13)	$.02

Basic—pro forma	$(.15)	$.01

Diluted—as reported	$(.13)	$.02

Diluted—pro forma	$(.15)	$.01

4.     Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002.

        On March 31, 2003, the Company completed these exchange transactions. Previously, the Company owned 50% of Smurfit-MBI, and as a result of the completed transactions now owns 100% of Smurfit-MBI. No additional adjustments to the loss on disposition of discontinued European operations were recorded during the first quarter of 2003. The Company will finalize its accounting for the disposition of the European operations during the second quarter of 2003 subject to working capital adjustments, which are not expected to have a material impact on the Company's results of operations.

        Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition of the remaining 50% of Smurfit-MBI was accounted for as a purchase business combination, and accordingly, the assets and liabilities of Smurfit-MBI were included in the     March 31, 2003 consolidated balance sheet and the related results of operations will be included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $111 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $123 million, including a reclassification of $52 million associated with the Company's original investment, which has been allocated to the Containerboard and Corrugated Containers segment.

5.     Asset Retirement Obligation

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company has adopted the new accounting for asset retirement obligations effective January 1, 2003. Application of the new rules has resulted in an increase in net property, plant and equipment of $2 million, recognition of an asset retirement obligation of $10 million and a charge for the cumulative effect of an accounting change of $5 million, net of taxes of $3 million, to recognize asset retirement obligations incurred as of the adoption date. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated.

6.     Stevenson Mill Acquisition

        On September 30, 2002, the Company through JSC(U.S.) acquired a corrugating medium mill and related assets from MeadWestvaco Corporation. The purchase price allocation was completed during the first quarter of 2003. The final allocation was a result of the completion of the property, plant and equipment and timberland valuations. The Company has not recorded any goodwill related to this transaction.

7.     Restructuring and Exit Liabilities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 effective January 1, 2003.

        The Company recorded restructuring charges of $5 million during the first quarter of 2003 related to the closure of three converting facilities. No significant additional charges related to these shutdown facilities are expected. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 330 employees being terminated. The net sales and operating losses of these facilities in 2003 prior to closure were $10 million and $2 million, respectively. The net sales and operating losses of these facilities in 2002 were $60 million and $7 million, respectively.

        At December 31, 2002, the Company had $52 million of exit liabilities related to the restructuring of operations. During the first quarter, the Company had $3 million of cash disbursements related to these exit liabilities and an $8 million reduction to the environmental exit liabilities.

8.     Other, Net

        For the three months ended March 31, 2003, the Company recorded non-cash foreign currency exchange losses of approximately $16 million related to its operations in Canada.

9.     Long-Term Debt

        In March 2003, Stone repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 4) and other asset sales. A loss of $1 million was recorded due to the early extinguishments of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections," the loss was not recorded as an extraordinary item, but rather a component of income (loss) from continuing operations.

10.   Guarantees

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. Disclosure requirements are effective for guarantees issued prior to January 1, 2003.

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At March 31, 2003, the maximum potential amount of future payments related to these guarantees is approximately $55 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

11.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for under the equity method.

        The Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 4). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and as such, is included in the summarized financial information below. Smurfit-MBI had net sales of $110 million and $102 million for the three months ended March 31, 2003 and 2002, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended March 31,
	2003	2002
Results of operations
Net sales	$166	$152
Cost of sales	145	132
Income before income taxes, minority interest and extraordinary charges	9	7
Net income	9	7

12.   Derivative Instruments and Hedging Activities

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

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is nine months. For the three months ended March 31, 2003, the Company reclassified a $2 million gain from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at March 31, 2003 is a $4 million gain included in other current assets. At March 31, 2003, the Company recorded an immaterial amount in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts not qualifying as hedges.

        For the three months ended March 31, 2003, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. The fair value of the Company's foreign currency forward contracts at March 31, 2003 is a $7 million gain included in other current assets. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $7 million (net of tax of $4 million) at March 31, 2003. The Company expects to reclassify $7 million into earnings over the remainder of 2003.

13.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2003	2002
Net income (loss)	$(30)	$9
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	9	2
Net loss (gain) reclassified into earnings	(2)	5
Foreign currency translation adjustment	24	(4)

Comprehensive income	$1	$12

14.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2003	2002
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change	$(31)	$1
Preferred stock dividends and accretion	(3)	(3)

Loss available to common stockholders	(34)	(2)
Denominator:
Denominator for basic earnings per share—
Weighted average shares	245	244
Effect of dilutive securities:
Employee stock options

Denominator for diluted earnings per share—Adjusted weighted average shares	245	244

Basic earnings per share from continuing operations before cumulative effect of accounting change	$(.14)	$(.01)

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$(.14)	$(.01)

        SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million are excluded from the diluted earnings per share computation because they are antidilutive.

        Employee stock options are excluded from the diluted earnings per share calculation because they are antidilutive.

15.   Restricted Stock

        In February 2003, the Company issued approximately 350,000 vested restricted stock units and approximately 75,000 related premium restricted stock units in accordance with its 2002 management incentive plan to settle its 2002 incentive plan liability.

        The premium restricted stock units vest in three years, in accordance with the 2002 management incentive plan. When these non-vested premium restricted stock units are issued, unamortized restricted stock compensation is recorded as a reduction of shareholder equity, and charged to expense over the vesting period.

16.   Business Segment Information

        On January 1, 2003, the Company began reporting the elimination of intercompany profit and the adjustment to record inventory at LIFO at the segment level for management reporting purposes. The information for 2002 has been restated in order to conform to the 2003 presentation.

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

        Other includes corporate related items and two nonreportable segments, including Reclamation and International. Corporate related items include income and expense not allocated to reportable segments including corporate expenses, restructuring charges and interest expense.

Three months ended March 31,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2003
Revenues from external customers	$1,396	$409	$72	$1,877
Intersegment revenues	39		62	101
Segment profit (loss)	55	20	(125)	(50)
2002
Revenues from external customers	$1,292	$400	$67	$1,759
Intersegment revenues	35		38	73
Segment profit (loss)	91	29	(118)	2

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

        If all or most of the other PRPs are unable to satisfy their portion of the clean up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

  •
  the impact of general economic conditions in North America and in other locations in which we currently do business;

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

RESULTS OF OPERATIONS

        In December 2002, Stone Container reached agreements with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million. On March 31, 2003, Stone Container completed these exchange transactions. Stone Container previously owned 50% of Smurfit-MBI and as a result of the completed transactions now owns 100% of Smurfit-MBI. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition was accounted for as a purchase business combination, and accordingly, the related assets and liabilities of Smurfit-MBI were included in the March 31, 2003 consolidated balance sheet and the results of operations will be included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $111 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. Preliminary goodwill of $123 million, including a reclassification of $52 million associated with Stone Container's original investment, was recorded and allocated to the Containerboard and Corrugated Containers segment.

First Quarter 2003 Compared to First Quarter 2002

	Three months ended March 31,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,396	$55	$1,292	$91
Consumer packaging	409	20	400	29
Other operations	72	6	67	1

Total operations	$1,877	81	$1,759	121

Restructuring charges		(5)		(7)
Interest expense, net		(86)		(92)
Corporate expenses and other		(40)		(20)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(50)		$2

        Consolidated net sales of $1,877 million in 2003 increased by 7% compared to 2002 due primarily to the acquisition of the Stevenson, Alabama, containerboard mill and related corrugated container assets, which were acquired on September 30, 2002 (the Stevenson Mill Acquisition), and higher average sales prices for most of our major products. Harsh winter weather conditions in much of the country and uncertainty created by the geopolitical situation resulted in demand weakness and some packaging price erosion during the first quarter of 2003. Compared to the fourth quarter of 2002, our containerboard and corrugated container shipments declined more sharply than expected in what is a seasonally softer quarter. The increase or decrease in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$24	$3	$17	$44
Sales volume	15	9	(8)	16
Acquisitions	71			71
Closed facilities	(6)	(3)	(4)	(13)

Total	$104	$9	$5	$118

        Cost of goods sold increased compared to 2002 due to the Stevenson Mill Acquisition ($58 million), and the higher cost of energy ($29 million) and reclaimed fiber ($26 million). Cost of goods sold, as a percent of net sales increased from 84% in 2002 to 86% in 2003 due primarily to the higher cost of energy and reclaimed fiber.

        Selling and administrative expenses increased due primarily to higher fringe benefit costs and certain litigation costs. Selling and administrative expenses as a percent of net sales was 11% in 2003, comparable to last year.

        We recorded a restructuring charge of $5 million in 2003 related to the closure of three converting facilities.

        Interest expense, net decreased by $6 million due primarily to lower interest rates. Our overall average effective interest rate in 2003 was lower than 2002 by approximately 44 basis points.

        Other, net for 2003 includes non-cash foreign currency exchange losses totaling $16 million compared to zero in 2002.

        Loss from continuing operations before income taxes and cumulative effect of accounting change was $50 million in 2003. The decline in segment earnings was due primarily to higher costs, including energy, employee benefits and fiber, as well as non-cash foreign currency exchange losses. The decline in interest expense partially offset the earnings decline.

        Targeted annual synergy savings from the Stevenson Mill Acquisition totaling $40 million are expected to be achieved through a combination of administrative cost reductions, system optimization and purchasing savings. Synergy savings of approximately $11 million were achieved in the quarter.

        Benefit from income taxes differed from the federal statutory rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 8% due primarily to the Stevenson Mill Acquisition, higher containerboard sales volume and an increase in the average sales prices for corrugated containers, market pulp and containerboard. Corrugated container sales prices were higher by 1%. Despite a decrease in containerboard prices of $10 to $15 per ton in February 2003, prices for the quarter were higher than last year by approximately 3%. We announced a $35 per ton price increase for containerboard effective April 14, 2003 and will begin to implement price increases on corrugated containers in the second quarter. The average sales price for market pulp increased by 15%.

        Production of containerboard increased by 13% due primarily to the Stevenson Mill Acquisition. During the first quarter, our containerboard mills ran at an average of 90.2% of capacity. Shipments of corrugated containers increased 3% compared to last year. Solid bleached sulfate production increased 8%. Production of market pulp decreased by 9% and kraft paper production decreased by 2% compared to last year.

        Profits decreased by $36 million due primarily to higher costs, including energy ($25 million), employee benefits and fiber ($9 million). Profits were favorably impacted by higher pricing and higher sales volume, including the Stevenson Mill Acquisition. Cost of goods sold as a percent of net sales increased to 87% for 2003 compared to 83% for 2002 due primarily to the higher reclaimed fiber and energy cost.

Consumer Packaging Segment

        Net sales for 2003 increased by 2% compared to last year due primarily to higher sales volume for folding cartons and multiwall bags. Folding carton shipments increased 6% and multiwall bag shipments were higher by 2%. Production of coated boxboard was 1% lower compared to last year. Folding carton sales prices were 1% lower than last year, while coated boxboard sales prices were 1% higher than last year. We announced a $40 per ton price increase for coated recycled boxboard effective April 2, 2003 and will begin to implement price increases on folding cartons in the second quarter. Sales prices for flexible products were higher than last year by 18%, while sales prices for multiwall bags were comparable to last year.

        Profits decreased by $9 million compared to last year due primarily to higher energy cost ($4 million) and higher reclaimed fiber cost ($3 million). Cost of goods sold as a percent of net sales increased to 87% for 2003 compared to 84% for 2002 due primarily to the higher reclaimed fiber and energy cost.

Other Operations

        Net sales increased 7% due primarily to higher sales prices for reclamation products. Tight supplies resulting from higher export demand and reduced collection due to weather related conditions caused prices for old corrugated containers (OCC) to increase. The average price of OCC increased by approximately $20 per ton compared to last year. Total tons of fiber reclaimed and brokered increased 3% compared to last year. Profits of the reclamation operations increased $5 million compared to last year due to the higher average sales prices.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)
	2003	2002
Mill production
Containerboard (a)	1,807	1,595
Kraft paper	65	66
Market pulp	132	145
Solid bleached sulfate	78	72
Coated boxboard (a)	147	149
Corrugated containers sold (billion sq. ft.) (a)	19.8	19.3
Folding cartons sold	129	122
Multiwall bags sold (million bags)	277	271
Fiber reclaimed and brokered	1,678	1,632

a)
Excludes discontinued operations.

RESTRUCTURING AND EXIT LIABILITIES

        We recorded restructuring charges of $5 million during 2003 related to the closure of three converting facilities. No additional significant charges are expected for these closures. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charges was approximately $4 million, primarily for severance costs, which will be paid in 2003. There were no material cash disbursements related to these charges for the three months ended March 31, 2003. These shutdowns resulted in approximately 330 employees being terminated.

        At December 31, 2002, we had $52 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Stone Container, the acquisition of St. Laurent Paperboard Inc., the Stevenson Mill Acquisition and our restructuring activities. During the three months ended March 31, 2003, we incurred cash expenditures of $3 million for these exit liabilities and reduced environmental exit liabilities by $8 million. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the three months ended March 31, 2003, net cash provided by operating activities of $11 million, proceeds from property and timberland disposals and sale of businesses of $199 million and proceeds from exercise of stock options of $4 million were used to fund net debt payments of $144 million, expenditures for property, plant and equipment of $54 million, and preferred stock dividends of $2 million.

        In March 2003, as explained in Results of Operations above, the exchange transactions with JS Group were completed. The $189 million of cash proceeds were used to reduce borrowings outstanding under the Stone Container credit facility. The net impact of the transactions on our future results of operations and liquidity are not expected to be material.

        On April 23, 2003, Jefferson Smurfit (U.S.) announced an agreement to sell approximately 81,000 acres of timberland in Alabama and Tennessee, acquired as part of the Stevenson Mill Acquisition, to a third party for $37.5 million. The transaction is expected to close in the second quarter of 2003. The proceeds will be used to reduce borrowings outstanding under the Jefferson Smurfit (U.S.) credit facility.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities and future financing activities will be sufficient for the next two years to meet our obligations, including debt service, pension funding, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 are $49 million and $331 million, respectively, with varying amounts thereafter. Jefferson Smurfit (U.S), which has $282 million of the 2004 debt payments, has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities on or before their maturity dates. Although we believe that we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $415 million. As of March 31, 2003, we had authorized commitments for capital expenditures of $152 million, including $37 million for environmental projects, $21 million to maintain competitiveness and $94 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2003, Jefferson Smurfit (U.S.) had $289 million of unused borrowing capacity under its credit agreement and Stone Container and Smurfit-Stone Container Canada Inc. collectively, had $394 million of unused borrowing capacity under the Stone Container credit agreement.

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

        The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We expect to remain in compliance with all of the financial covenants contained in our credit agreements. However, if the difficult business conditions we experienced in the first quarter of 2003 continue to persist for the remainder of the year, we may need to seek an amendment or waiver to avoid violating certain financial covenants contained in the Jefferson Smurfit (U.S.) credit agreement. We believe that we could obtain such an amendment or waiver, if necessary. However, if there is a violation of any of the financial covenants and we are not successful in obtaining an amendment or waiver, a default would occur under the Jefferson Smurfit (U.S.) credit agreement, which could result in a material adverse impact on our financial condition.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of March 31, 2003, we had futures contracts to hedge approximately 20% to 25% of our expected natural gas requirements for the months of April through June 2003 and approximately 11% of our requirements for July through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part 1, Item 2—Managements Discussion and Analysis of Financial Condition and results of Operations above includes the impact of the natural gas futures contracts. See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our operations in Canada is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of March 31, 2003, we had Canadian dollar forward purchase contracts to hedge generally 40% to 60% of our Canadian dollar requirements for the months of April 2003 through September 2003.

        The exchange rate for the Canadian dollar as of March 31, 2003 compared to December 31, 2002 strengthened against the U.S. dollar by 7%. We recognized non-cash foreign currency exchange losses of $16 million for the three months ended March 31, 2003 due to the strengthening of the Canadian dollar. There were no foreign currency exchange gains or losses recognized for the same period last year.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2003.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings has been denied. We continue to vigorously defend these cases.

        In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the United States EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. Stone Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least September 8, 2003. The tolling agreement does not restrict the EPA from bringing suit against Stone Container.

        In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy these Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. St. Laurent entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least September 8, 2003. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent and Chesapeake are continuing to participate in settlement discussions with the EPA.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended March 31, 2003.

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

        Form 8-K dated January 3, 2003 was filed with the Securities and Exchange Commission ("SEC") in connection with the announcement that Stone Container Finance Company of Canada's tender offer to purchase any and all of its outstanding 11.5% Senior Notes due 2006 ("Notes") had expired and that all Notes tendered were accepted for purchase.

        Form 8-K dated January 29, 2003 was filed with the SEC in connection with the announcement that Smurfit-Stone Container Corporation ("SSCC") had signed a letter of intent with Jefferson Smurfit Group plc ("JS Group") to exchange its European packaging operations and receive JS Group's 50% ownership in Smurfit-MBI and a payment of approximately $190 million. SSCC also announced its earnings for the fourth quarter of 2002 and the full year ended December 31, 2002.

        Form 8-K dated February 21, 2003 was filed with the SEC in connection with the announcement that Dr. Michael W.J. Smurfit will retire as a member and Chairman of SSCC's Board of Directors effective as of May 8, 2003, and upon his retirement, Patrick J. Moore will succeed Dr. Smurfit as Chairman. In addition, SSCC announced that three other members of its Board of Directors, Howard E. Kilroy, Dermot F. Smurfit and Anthony P.J. Smurfit will retire from the Board, effective May 8, 2003.

        Form 8-K dated April 2, 2003 was filed with the SEC in connection with the announcement that Stone Container had consummated the previously announced transaction with JS Group, involving the exchange of its European operations for JS Group's 50% ownership in Smurfit-MBI and a payment from JS Group of approximately $190 million. SSCC also announced that it estimated a loss for the first quarter of 2003 of approximately $.10 per share before restructuring charges and the cumulative effect of an accounting change.

        Form 8-K dated April 24, 2003 was filed with the SEC in connection with the announcement of earnings for the first quarter of 2003.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT - STONE CONTAINER CORPORATION (Registrant)
Date: May 7, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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

Date: May 7, 2003

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

Date: May 7, 2003

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
Signature
Certifications