Form 10-Q
period 2003-06-30
SMURFIT STONE CONTAINER CORP
filed 2003-08-12
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(dd) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of June 30, 2003, the registrant had outstanding 245,585,293 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)
	2003	2002	2003	2002
Net sales	$1,988	$1,867	$3,865	$3,626
Costs and expenses
Cost of goods sold	1,715	1,555	3,331	3,029
Selling and administrative expenses	191	183	397	371
Restructuring charges	1		6	7
Loss on sale of assets	3	2	3	2

Income from operations	78	127	128	217
Other income (expense)
Interest expense, net	(85)	(88)	(171)	(180)
Loss on early extinguishment of debt	(2)	(6)	(3)	(6)
Other, net	(18)	(4)	(31)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(27)	29	(77)	31
Benefit from (provision for) income taxes	22	(11)	41	(12)

Income (loss) from continuing operations before cumulative effect of accounting change	(5)	18	(36)	19
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 for the six months ended June 30, 2003 and $4 and $8 for the three and six months ended June 30, 2002		5	6	13

Income (loss) before cumulative effect of accounting change	(5)	23	(30)	32
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3			(5)

Net income (loss)	(5)	23	(35)	32
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)

Net income (loss) available to common stockholders	$(8)	$20	$(41)	$26

Basic earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.03)	$.06	$(.17)	$.05
Discontinued operations		.02	.02	.06
Cumulative effect of accounting change			(.02)

Net income (loss) available to common stockholders	$(.03)	$.08	$(.17)	$.11

Weighted average shares outstanding	245	244	245	244
Diluted earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.03)	$.06	$(.17)	$.05
Discontinued operations		.02	.02	.06
Cumulative effect of accounting change			(.02)

Net income (loss) available to common stockholders	$(.03)	$.08	$(.17)	$.11

Weighted average shares outstanding	245	247	245	247

        See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27	$8
Accounts receivable, less allowances of $38 in 2003 and 2002	575	540
Inventories
Work-in-process and finished goods	263	237
Materials and supplies	469	440

	732	677
Deferred income taxes	130	133
Assets held for sale		552
Prepaid expenses and other current assets	76	55

Total current assets	1,540	1,965
Net property, plant and equipment	5,142	5,110
Timberland, less timber depletion	48	72
Goodwill	3,333	3,195
Investment in equity of non-consolidated affiliates	66	180
Other assets	275	283

	$10,404	$10,805

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$32	$72
Accounts payable	552	541
Accrued compensation and payroll taxes	180	203
Interest payable	95	100
Liablilities held for sale		275
Other current liabilities	214	184

Total current liabilities	1,073	1,375
Long-term debt, less current maturities	4,779	4,918
Other long-term liabilities	1,244	1,207
Deferred income taxes	984	985
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	81	79
Common stock, par value $.01 per share; 400,000,000 shares authorized; 245,585,293 and 244,578,449 issued and outstanding in 2003 and 2002, respectively	2	2
Additional paid-in capital	3,859	3,845
Unamortized restricted stock	(2)	(1)
Retained earnings (deficit)	(1,283)	(1,242)
Accumulated other comprehensive income (loss)	(333)	(363)

Total stockholders' equity	2,324	2,320

	$10,404	$10,805

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)
	2003	2002
Cash flows from operating activities
Net income (loss)	$(35)	$32
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss from early extinguishment of debt	3	6
Cumulative effect of accounting change for asset retirement obligations	8
Depreciation, depletion and amortization	206	199
Amortization of deferred debt issuance costs	5	5
Deferred income taxes	(33)	36
Pension and post-retirement benefits	(10)	2
Foreign currency exchange losses	36	10
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	15	(96)
Inventories	4	16
Prepaid expenses and other current assets	(15)	(13)
Accounts payable and accrued liabilities	(30)	63
Interest payable	(5)	(6)
Income taxes	(21)	(11)
Other, net	(4)	(15)

Net cash provided by operating activities	124	228

Cash flows from investing activities
Expenditures for property, plant and equipment	(116)	(83)
Payment on acquisition, net of cash received	(26)
Proceeds from property and timberland disposals and sale of businesses	245	8

Net cash provided by (used for) investing activities	103	(75)

Cash flows from financing activities
Proceeds from long-term debt	300	400
Net borrowings under accounts receivable securitization programs	4	9
Net repayments of debt	(510)	(545)
Debt repurchase premiums paid		(7)
Preferred dividends paid	(4)	(4)
Proceeds from stock transaction		1
Proceeds from exercise of stock options	7	4
Deferred debt issuance costs	(3)	(10)

Net cash used for financing activities	(206)	(152)

Effect of exchange rate changes on cash	(2)	1

Increase in cash and cash equivalents	19	2
Cash and cash equivalents
Beginning of period	8	18

End of period	$27	$20

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

3.     Stock-Based Compensation

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company expensed $1 million, net of tax, in the three and six month periods ended June 30, 2003 representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

        Prior to 2003, the company accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss) available to common stockholders, as reported	$(8)	$20	$(41)	$26
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1		1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(3)	(5)	(6)

Pro forma net income (loss) available to common stockholders	$(9)	$17	$(45)	$20

Earnings per share:
Basic—as reported	(.03)	.08	(.17)	.11
Basic—pro forma	(.04)	.07	(.18)	.08
Diluted—as reported	(.03)	..08	(.17)	..11
Diluted—pro forma	(.04)	.07	(.18)	.08

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

        On March 31, 2003, the Company completed these exchange transactions. Previously, the Company owned 50% of Smurfit-MBI and, as a result of the completed transactions, now owns 100% of Smurfit-MBI. The Company finalized its accounting for the disposition of the European operations during the second quarter of 2003, resulting in no additional adjustments to the Company's results of operations.

        Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition of the remaining 50% of Smurfit-MBI was accounted for as a purchase business combination and, accordingly, the assets and liabilities of Smurfit-MBI are included in the June 30, 2003 consolidated balance sheet and the related results of operations have been included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when the long-lived asset valuations and employee benefit obligations are finalized. The preliminary allocation has resulted in acquired goodwill of $123 million, including a reclassification of $52 million associated with the Company's original investment, which has been allocated to the Containerboard and Corrugated Containers segment.

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

6.     Acquisitions

        On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc., a folding carton producer. The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and liabilities are included in the June 30, 2003 balance sheet and the results of operations are included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which has been allocated to the Consumer Packaging segment.

        On September 30, 2002, the Company, through JSC(U.S.), acquired a corrugating medium mill and related assets from MeadWestvaco Corporation. The purchase price allocation was completed during the first quarter of 2003 and the Company has not recorded any goodwill related to this transaction.

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

        The Company recorded restructuring charges of $1 million and $6 million in the three and six months ended June 30, 2003, respectively, related to the closure of three converting facilities. No significant additional charges related to these shutdown facilities are expected. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 330 employees being terminated. The net sales and operating losses of these facilities in 2003 prior to closure were $10 million and $2 million, respectively. The net sales and operating losses of these facilities in 2002 were $60 million and $7 million, respectively. The Company had $2 million of cash disbursements related to these charges for the three and six months ended June 30, 2003.

        At December 31, 2002, the Company had $52 million of exit liabilities related to the restructuring of operations. The Company had $3 million and $6 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2003, respectively. During the first quarter of 2003, the Company recorded an $8 million reduction to the environmental exit liabilities.

8.     Other, Net

        For the three and six months ended June 30, 2003, the Company recorded non-cash foreign currency exchange losses of approximately $20 million and $36 million, respectively, related to its operations in Canada. For the three and six months ended June 30, 2002, the Company recorded non-cash foreign currency exchange losses of approximately $10 million.

9.     Long-Term Debt

        In March 2003, Stone repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 4) and other asset sales. A loss of $1 million was recorded due to the early extinguishments of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections," the loss was not recorded as an extraordinary item, but rather as a component of income (loss) from continuing operations. Prior periods have been reclassified in accordance with SFAS No. 145.

        In May 2003, JSC(U.S.) completed an offering of $300 million of 7.50% unsecured senior notes due 2013. The Company used the proceeds of this issuance to repay the $175 million Tranche A term loan borrowings and $122 million of the outstanding Tranche B term loan borrowings under the JSC(U.S.) credit agreement. A loss of $2 million was recorded due to early extinguishment of debt.

        On June 30, 2003, JSC(U.S.) obtained an amendment from its lender group revising certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At June 30, 2003, the maximum potential amount of future payments related to these guarantees is approximately $55 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

11.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for under the equity method.

        At December 31, 2002, the Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 4). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and, as such, is included in the summarized financial information below for all periods through March 31, 2003. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003. Smurfit-MBI had net sales of $113 million and $215 million for the three and six months ended June 30, 2002, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Results of operations
Net sales	$53	$166	$219	$318
Cost of sales	49	142	194	274
Income before income taxes, minority interest and extraordinary charges		12	9	19
Net income		12	9	19

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

Commodity Futures Contracts

        The Company uses exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. The Company is hedging its exposure to the variability in future cash flows associated with natural gas with contracts typically having maturities of one year or less. For the three and six months ended June 30, 2003, the Company reclassified a $1 million gain and a $3 million gain, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's contracts at June 30, 2003 is a $4 million gain included in other current assets. At June 30, 2003, the Company recorded a $2 million loss in cost of goods sold on commodity contracts related to the ineffective portion of the change in fair value of certain contracts not qualifying as hedges.

        For the three and six months ended June 30, 2003, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company's foreign currency forward contracts at June 30, 2003 is a $7 million gain included in other current assets. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $5 million (net of tax of $3 million) at June 30, 2003. The Company expects to reclassify $5 million into cost of goods sold over the remainder of 2003.

13.   Income Taxes

        In the second quarter of 2003, the Company recorded an income tax benefit of $12 million related to the resolution of certain prior year tax matters. As a result, the benefit from income taxes for the three and six months ended June 30, 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change.

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or the results of operations. The Company has settled the examination for the years 1995 through 1998, resulting in tax and interest of $51 million to be paid in the third quarter of 2003. Adequate reserves are available to cover the payment.

14.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(5)	$23	$(35)	$32
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(1)	7	8	9
Net loss (gain) reclassified into earnings	(1)	2	(3)	7
Foreign currency translation adjustment	1	13	25	9

Comprehensive income (loss)	$(6)	$45	$(5)	$57

15.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change	$(5)	$18	$(36)	$19
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)

Income (loss) available to common stockholders	(8)	15	(42)	13
Denominator:
Denominator for basic earnings per share—
Weighted average shares	245	244	245	244
Effect of dilutive securities:
Employee stock options		3		3

Denominator for diluted earnings per share—Adjusted weighted average shares	245	247	245	247

Basic earnings per share from continuing operations before cumulative effect of accounting change	$(.03)	$.06	$(.17)	$.05

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$(.03)	$.06	$(.17)	$.05

        For the three and six months ended June 30, 2003 and 2002, SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million and $6 million, respectively, is excluded from the diluted earnings per share computation because it is antidilutive.

        For the three and six months ended June 30, 2003, employee stock options are excluded from the diluted earnings per share calculation because they are antidilutive.

16.   Restricted Stock

        In February 2003, the Company issued approximately 350,000 vested restricted stock units and approximately 75,000 related premium restricted stock units in accordance with the Company's 2002 management incentive plan to settle its 2002 incentive plan liability.

        The premium restricted stock units vest in three years, in accordance with the 2002 management incentive plan. When these non-vested premium restricted stock units are issued, unamortized restricted stock compensation is recorded as a reduction of shareholder equity, and charged to expense over the vesting period.

17.   Business Segment Information

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

Three months ended June 30,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2003
Revenues from external customers	$1,499	$411	$78	$1,988
Intersegment revenues	27		74	101
Segment profit (loss)	75	20	(122)	(27)
2002
Revenues from external customers	$1,373	$412	$82	$1,867
Intersegment revenues	32		58	90
Segment profit (loss)	117	33	(121)	29
Six months ended June 30,
2003
Revenues from external customers	$2,895	$820	$150	$3,865
Intersegment revenues	66		136	202
Segment profit (loss)	130	40	(247)	(77)
2002
Revenues from external customers	$2,665	$812	$149	$3,626
Intersegment revenues	67		96	163
Segment profit (loss)	208	62	(239)	31

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

        If all or most of the other PRPs are unable to satisfy their portion of the cleanup costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

19.   Prospective Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liability and equity. This statement is effective for the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this new standard.

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

RESULTS OF OPERATIONS

General

        Growth in the U.S. economy in the second quarter, particularly manufacturing activity, continued to be slow, resulting in sluggish demand for containerboard and corrugated containers. We had a loss from continuing operations before income taxes and cumulative effect of accounting change of $27 million in the second quarter of 2003. Our results improved compared to the first quarter of 2003, but declined compared to last year. The improvement over the first quarter of 2003 was due to seasonal volume increases, the Smurfit-MBI Acquisition (see Acquisitions) and lower energy cost. Prices remained stable in the second quarter. Our announced April 2003 price increase of $35 per ton for liner and medium, with a corresponding increase for corrugated containers, was not implemented as a result of the continued sluggish demand for corrugated products during this period. Unless there is a meaningful improvement in business activity, we do not expect to see any significant price improvement for containerboard and corrugated containers in the second half of 2003.

Acquisitions

        On May 31, 2003, Jefferson Smurfit (U.S.) acquired the operations of Arko Paper Products Co., Inc., a folding carton producer. The acquisition was accounted for as a purchase business combination, and accordingly, the acquired assets and liabilities are included in the June 30, 2003 balance sheet and the results of operations are included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which was allocated to the Consumer Packaging segment.

        In December 2002, Stone Container reached agreements with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated producer, and a payment from JS Group of approximately $189 million. On March 31, 2003, Stone Container completed these exchange transactions (the Smurfit-MBI Acquisition). Stone Container previously owned 50% of Smurfit-MBI and as a result of the completed transactions now owns 100% of Smurfit-MBI. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition was accounted for as a purchase business combination, and accordingly, the related assets and liabilities of Smurfit-MBI are included in the June 30, 2003 consolidated balance sheet and the results of operations are included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. Preliminary goodwill of $123 million, including a reclassification of $52 million associated with Stone Container's original investment, was recorded and allocated to the Containerboard and Corrugated Containers segment.

Second Quarter 2003 Compared to Second Quarter 2002

	Three months ended June 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,499	$75	$1,373	$117
Consumer packaging	411	20	412	33
Other operations	78	5	82	6

Total operations	$1,988	100	$1,867	156

Restructuring charges		(1)
Loss on sale of assets		(3)		(2)
Interest expense, net		(85)		(88)
Loss on early extinguishment of debt		(2)		(6)
Corporate expenses and other		(36)		(31)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(27)		$29

        Compared to last year, our second quarter results declined due primarily to higher energy, fiber and employee benefits costs, as well as non-cash foreign currency exchange losses related to the strengthening of the Canadian dollar. The increases in cost compared to last year were partially offset by the operating results our Stevenson, Alabama containerboard mill and related corrugated container assets, which were acquired on September 30, 2002 (the Stevenson Mill Acquisition) and the Smurfit-MBI Acquisition.

        Consolidated net sales of $1,988 million in 2003 increased by 6% compared to 2002 due primarily to the Smurfit-MBI Acquisition and the Stevenson Mill Acquisition. The increase or decrease in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$20	$(7)	$7	$20
Sales volume, including acquisitions	113	10	(8)	115
Closed facilities	(7)	(4)	(3)	(14)

Total	$126	$(1)	$(4)	$121

        Cost of goods sold increased compared to 2002 due primarily to our acquisitions and the higher cost of energy ($15 million) and fiber ($26 million). Cost of goods sold as a percent of net sales increased from 83% in 2002 to 86% in 2003 due primarily to the higher cost of energy and fiber.

        Selling and administrative expenses increased due primarily to the acquisitions and higher employee benefits costs. In June 2003, we recorded $11 million of income for settlement of litigation with respect to Chesapeake Corporation's environmental indemnification obligation regarding our West Point, Virginia containerboard mill; see Part II-Other Information, Item 1, Legal Proceedings. Selling and administrative expenses as a percent of net sales was 10% in 2003, comparable to last year.

        Interest expense, net decreased by $3 million due primarily to lower interest rates. Our overall average effective interest rate in 2003 was lower than 2002 by approximately 25 basis points.

        Loss on early extinguishment of debt of $2 million for 2003 reflected the write-off of deferred debt issuance costs attributable to the prepayment of Jefferson Smurfit (U.S.) term loans. See Liquidity and Capital Resources—Financing Activities.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $20 million compared to $10 million in 2002.

        Benefit from income taxes in the second quarter of 2003 included a $12 million benefit related to the resolution of certain prior year tax matters. As a result, the benefit from income taxes for the second quarter of 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change.

Containerboard and Corrugated Containers Segment

        Net sales increased by 9% due primarily to the Smurfit-MBI and the Stevenson Mill acquisitions. Corrugated container prices were higher than last year by approximately 1% and liner prices were higher by approximately 1%. The average sales price for market pulp increased by 18%.

        Containerboard production increased by 9% due primarily to the Stevenson Mill Acquisition. During the second quarter of 2003, our containerboard mills ran at an average of 90.4% of capacity. Shipments of corrugated containers increased 5% compared to last year due primarily to the Smurfit-MBI Acquisition and the Stevenson Mill Acquisition. Wet weather conditions in the Southeast hampered our ability to source wood fiber, resulting in lower production at our solid bleached sulfate and market pulp mills in that area. Our production of SBS decreased 8% and market pulp production decreased by 6%.

        Profits decreased by $42 million due primarily to higher costs, including energy ($13 million), fiber ($14 million) and employee benefits, and the impact of a stronger Canadian dollar. Profits were favorably impacted by higher pricing, the Stevenson Mill Acquisition and the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales for 2003 were comparable to last year. Shipments of folding cartons and flexible packaging were higher, but sales price and product mix had a negative impact on sales and profits. Folding carton shipments increased 2%, while multiwall bag shipments were lower by 3%. Shipments of flexible packaging were higher by 37% due primarily to prepackaged food pouches used by the armed services. Net sales of flexible packaging products were negatively impacted by changes in product mix. Production of coated recycled boxboard was 7% higher compared to last year. Folding carton sales prices were 2% lower than last year and multiwall bag sales prices were 1% lower than last year, while coated recycled boxboard sales prices were 7% higher than last year. We announced a $40 per ton price increase for coated recycled boxboard effective April 2, 2003 and began implementing price increases on coated recycled boxboard and folding cartons.

        Profits decreased by $13 million due primarily to higher costs for energy ($2 million), fiber ($2 million), employee benefits and the impact of the stronger Canadian dollar.

Other Operations

        Net sales decreased 5% due primarily to lower sales volume for reclamation products and the closure of the remaining Cladwood® facilities. The decrease was partially offset by higher average sales prices. Old corrugated container (OCC) prices increased by approximately $2 per ton compared to last year. Total tons of fiber reclaimed and brokered increased 1% compared to last year. Profits of the reclamation operations decreased by $1 million due primarily to higher employee benefits cost.

Six Months 2003 Compared to Six Months 2002

	Six months ended June 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$2,895	$130	$2,665	$208
Consumer packaging	820	40	812	62
Other operations	150	11	149	7

Total operations	$3,865	181	$3,626	277

Restructuring charges		(6)		(7)
Loss on sale of assets		(3)		(2)
Interest expense, net		(171)		(180)
Loss on early extinguishment of debt		(3)		(6)
Corporate expenses and other		(75)		(51)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(77)		$31

        We had a loss from continuing operations before income taxes and cumulative effect of accounting change for the six months ended June 30, 2003 of $77 million. The decline from last year was due primarily to higher costs of energy, fiber and employee benefits, as well as non-cash foreign currency exchange losses related to the strengthening of the Canadian dollar. The increases in cost were partially offset by the Stevenson Mill Acquisition and the Smurfit-MBI Acquisition. The decline in interest expense partially offset the earnings decline.

        Consolidated net sales of $3,865 million in 2003 increased by 7% compared to 2002 due primarily to the Stevenson Mill Acquisition and the Smurfit-MBI Acquisition and higher average sales prices for most of our major products. The increase or decrease in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$49	$(3)	$24	$70
Sales volume, including acquisitions	195	17	(16)	196
Closed facilities	(14)	(6)	(7)	(27)

Total	$230	$8	$1	$239

        Cost of goods sold increased compared to 2002 due to our acquisitions and the higher cost of energy ($44 million) and fiber ($53 million). Cost of goods sold as a percent of net sales increased from 84% in 2002 to 86% in 2003 due primarily to the higher cost of energy and fiber.

        Selling and administrative expenses increased due primarily to the acquisitions and higher employee benefits costs. Selling and administrative expenses as a percent of net sales was 10% in 2003, comparable to last year.

        Interest expense, net decreased by $9 million due primarily to lower interest rates. Our overall average effective interest rate in 2003 was lower than 2002 by approximately 35 basis points.

        Loss on early extinguishment of debt of $3 million for 2003 reflected the write-off of deferred debt issuance costs attributable to the prepayment of Jefferson Smurfit (U.S.) term loans ($2 million) and Stone Container term loans ($1 million). See Liquidity and Capital Resources.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $36 million compared to $10 million in 2002.

        Annualized synergy savings from the Stevenson Mill Acquisition achieved in the first half of 2003, including administrative cost reductions, system optimization and purchasing savings, exceeded our targeted annual savings of $40 million.

        Benefit from income taxes in 2003 included a $12 million benefit related to the resolution of certain prior year tax matters. As a result, the benefit from income taxes for the six months ended June 30, 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change.

Containerboard and Corrugated Containers Segment

        Net sales increased by 9% due primarily to the Stevenson Mill and Smurfit-MBI acquisitions and an increase in average sales prices. Corrugated container sales prices were higher by 1% and liner prices were higher by approximately 1%. The average sales price for market pulp increased by 16%.

        Production of containerboard increased by 11% due primarily to the Stevenson Mill Acquisition. During the first half of 2003, our containerboard mills ran at an average of 90.3% of capacity. Shipments of corrugated containers increased 4% compared to last year due to the Stevenson Mill Acquisition and the Smurfit-MBI Acquisition. Production of market pulp decreased by 8% compared to last year.

        Profits decreased by $78 million due primarily to higher costs, including energy ($38 million), fiber ($24 million) and employee benefits, and the impact of a stronger Canadian dollar. Profits were favorably impacted by higher pricing, the Stevenson Mill Acquisition and the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales for 2003 increased by 1% compared to last year due primarily to higher sales volume for folding cartons and flexible packaging. Folding carton shipments increased 4% and shipments of flexible packaging increased by 25%. Multiwall bag shipments declined by 1%. Production of coated recycled boxboard was 2% higher compared to last year. Folding carton sales prices were 2% lower than last year and coated recycled boxboard sales prices were 3% higher than last year. Sales prices for flexible products were higher than last year by 4%, while sales prices for multiwall bags were 1% lower than last year.

        Profits decreased by $22 million due primarily to higher costs for energy ($6 million), fiber ($4 million), employee benefits and the impact of a stronger Canadian dollar.

Other Operations

        Net sales increased 1% due primarily to higher sales prices for reclamation products. The average price of OCC increased by approximately $10 per ton compared to last year. Total tons of fiber reclaimed and brokered increased 2% compared to last year. Profits of the reclamation operations increased $4 million compared to last year due to the higher average sales prices.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2003	2002	2003	2002
Mill production
Containerboard (a)	1,833	1,674	3,640	3,269
Kraft paper	71	71	136	137
Market pulp	127	135	259	280
Solid bleached sulfate	73	79	151	151
Coated recycled boxboard (a)	146	137	293	286
Corrugated containers sold (billion sq. ft.) (a)	21.7	20.7	41.5	40.0
Folding cartons sold	128	125	257	247
Multiwall bags sold (million bags)	290	300	567	571
Fiber reclaimed and brokered	1,655	1,638	3,333	3,270

a)
Excludes discontinued operations.

RESTRUCTURING CHARGES AND EXIT LIABILITIES

        We recorded restructuring charges of $1 million and $6 million in the three and six months ended June 30, 2003, respectively, related to the closure of three converting facilities. No significant additional charges are expected for these closures. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charges was approximately $4 million, primarily for severance costs, which will be paid in 2003. There were $2 million of cash disbursements related to these charges for the six months ended June 30, 2003. These shutdowns resulted in approximately 330 employees being terminated.

        At December 31, 2002, we had $52 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Stone Container, the acquisition of St. Laurent Paperboard Inc., the Stevenson Mill Acquisition and our restructuring activities. During the six months ended June 30, 2003, we incurred cash expenditures of $6 million for these exit liabilities and reduced environmental exit liabilities by $8 million. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the six months ended June 30, 2003, net cash provided by operating activities of $124 million, proceeds from property and timberland disposals and sale of businesses of $245 million, proceeds from long-term debt of $300 million and proceeds from exercise of stock options of $7 million were used to fund net debt payments of $506 million, deferred debt issuance costs of $3 million, expenditures for property, plant and equipment and acquisitions of $142 million and preferred stock dividends of $4 million.

        In March 2003, as explained in Results of Operations, Acquisitions above, the exchange transactions with JS Group were completed. The $189 million of cash proceeds were used to reduce borrowings outstanding under the Stone Container credit facility. The net impact of the transactions on our future results of operations and liquidity are not expected to be material.

        In May 2003, Jefferson Smurfit (U.S.) sold approximately 81,000 acres of timberland in Alabama and Tennessee and a hardwood sawmill, acquired as part of the Stevenson Mill Acquisition, to a third party for $38.5 million. The proceeds of the sales were used for general corporate purposes.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 are $13 million and $237 million, respectively, with varying amounts thereafter. Jefferson Smurfit (U.S), which has $193 million of the 2004 debt payments, is exploring a number of options to repay or refinance its 2004 debt maturities. Jefferson Smurfit (U.S.) has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities on or before their maturity dates. Although Jefferson Smurfit (U.S.) believes that it will have access to the capital markets in the future, these markets are volatile and Jefferson Smurfit (U.S.) cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, Jefferson Smurfit (U.S.) would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $415 million. As of June 30, 2003, we had authorized commitments for capital expenditures of $152 million, including $34 million for environmental projects, $25 million to maintain competitiveness and $93 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2003, Jefferson Smurfit (U.S.) had $209 million of unused borrowing capacity under its credit agreement and Stone Container and Smurfit-Stone Container Canada Inc. collectively, had $491 million of unused borrowing capacity under the Stone Container credit agreement.

Financing Activities

        In May 2003, Jefferson Smurfit (U.S.) issued $300 million of 7.50% unsecured senior notes due 2013 (the New Jefferson Smurfit (U.S.) Senior Notes). Jefferson Smurfit (U.S.) used the proceeds of this issuance to repay the $175 million Tranche A term loan due March 31, 2005, $122 million of its outstanding Tranche B term loan due March 31, 2007 and $3 million of fees and other expenses. On July 30, 2003, Jefferson Smurfit (U.S.) completed a registered exchange offer of all of the then outstanding New Jefferson Smurfit (U.S.) Senior Notes for a like principal amount of senior notes which have been registered under the Securities Act of 1933. Jefferson Smurfit (U.S.) did not receive any proceeds from the exchange offer.

        On June 30, 2003, Jefferson Smurfit (U.S.) obtained an amendment from its lender group revising certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

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

Pension Obligations

        As discussed in our 2002 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $1,046 million as of December 31, 2002. For the six months ended June 30, 2003 we contributed $63 million to the pension plans, and expect to contribute approximately $100 million in the second half of 2003. Contributions to our plans in 2004 are expected to be significant, but will be dependent upon future changes in discount rates, the earnings performance of our plan assets and the outcome of proposed pension reform legislation. A decrease in the discount rate of 0.25% would increase our pension obligations by approximately $45 million.

NEW ACCOUNTING STANDARD FOR STOCK-BASED COMPENSATION ADOPTED

        In the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. We selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. We expensed $1 million, net of tax, in the three and six month periods ended June 30, 2003, representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

        Prior to 2003, we accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

PROSPECTIVE ACCOUNTING STANDARDS

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liability and equity. This statement is effective for the first interim period beginning after June 15, 2003. We are currently assessing the impact of this new standard.

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

Commodity Price Risk

        We periodically enter into exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2003, we had futures contracts to hedge approximately 30% of our expected natural gas requirements for the months of July through October 2003 and approximately 50% to 65% for the months of November 2003 through March 2004. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost discussed in Part 1-Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations above include the impact of the natural gas futures contracts. See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our operations in Canada is the U.S. dollar. As a result of completing the exchange transaction with JS Group, we no longer have any significant foreign exchange exposure with the euro.

        The exchange rate for the Canadian dollar as of June 30, 2003 compared to December 31, 2002 strengthened against the U.S. dollar by 14.2%. We recognized non-cash foreign currency exchange losses of $36 million for the six months ended June 30, 2003 compared to $10 million last year due to the strengthening of the Canadian dollar.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of June 30, 2003, we had Canadian dollar forward purchase contracts to hedge approximately 40% of our Canadian dollar requirements for the months of July 2003 through September 2003.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control

        There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings has been denied. In June 2003, ten complaints were filed in various federal district courts on behalf of numerous purported class members that have opted out of the certified plaintiff classes. We continue to vigorously defend these cases.

        In April 1999, the United States Environmental Protection Agency (EPA) and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. St. Laurent is attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy these Notices of Violation and, based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves. St. Laurent entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least September 8, 2003. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent is continuing to participate in settlement discussions with the EPA.

        In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation and Finding of Violation from the EPA containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting.    We discovered and corrected a problem with one of the systems and are in the process of modifying certain components of the second system to ensure that it operates as designed and to reduce the potential for any future failure. We intend to respond to the IEPA Violation Notice and the EPA Notice of Violation and Finding of Violation and to attempt to reach an acceptable resolution with IEPA and EPA; however, at this time we are unable to predict with certainty the ultimate outcome or cost of this matter.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Registrant's Annual Meeting of Stockholders was held on May 8, 2003. At the meeting, stockholders voted on (1) the election of eight directors for terms of office expiring at the Annual Meeting of Stockholders in 2004 and (2) the ratification of the appointment of Ernst & Young LLP as independent auditors of Smurfit-Stone for 2003. Voting on each matter was as follows:

		Votes For	Votes Against	Withheld/ Abstentions
1.	Election of Directors
	James R. Boris	172,979,790	0	25,616,601
	Alan E. Goldberg	175,983,215	0	22,613,176
	William T. Lynch, Jr.	175,494,668	0	23,101,723
	Patrick J. Moore	174,033,059	0	24,563,332
	James J. O'Connor	172,881,449	0	25,714,942
	Jerry K. Pearlman	172,571,572	0	26,024,819
	Thomas A. Reynolds, III	173,890,210	0	24,706,181
	William D. Smithburg	175,468,082	0	23,128,309
2.	Ratification of Auditors	193,362,541	5,154,770	79,080

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:
10.1
Amendment No. 1, dated as of June 30, 2003, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002, among Jefferson Smurfit Corporation (U.S.), Smurfit-Stone Container Corporation, JSCE, Inc., the Lenders, the Managing Agents, the Fronting Banks, JPMorgan Chase Bank, as Senior Managing Agent, Administrative Agent, Collateral Agent and Swingline Lender and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.4(b) to JSCE, Inc.'s Registration Statement on Form S-4 (File No. 333-106042)).
31.1	Certification Pursuant to Rules 13a—14 and 15d—14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a—14 and 15d—14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

        Form 8-K dated April 2, 2003 was filed with the Securities and Exchange Commission ("SEC") in connection with the announcement that Stone Container had consummated the previously announced transaction with JS Group, involving the exchange of its European operations for JS Group's 50% ownership in Smurfit-MBI and a payment from JS Group of approximately $189 million. SSCC also announced that it estimated a loss for the first quarter of 2003 of approximately $.10 per share before restructuring charges and the cumulative effect of an accounting change.

        Form 8-K dated April 24, 2003 was filed with the SEC in connection with the announcement of earnings for the first quarter of 2003.

        Form 8-K dated May 16, 2003 was filed with the SEC in connection with the announcement that Jefferson Smurfit (U.S.), an indirect wholly-owned subsidiary of Smurfit-Stone, had entered into an agreement to sell $300 million of 7.5% senior notes due 2013.

        Form 8-K dated July 29, 2003 was filed with the SEC in connection with the announcement of earnings for the second quarter of 2003.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT - STONE CONTAINER CORPORATION (Registrant)
Date: August 12, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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