Form 10-Q
period 2003-09-30
SMURFIT STONE CONTAINER CORP
filed 2003-11-14
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of September 30, 2003, the registrant had outstanding 247,372,826 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)
	2003	2002	2003	2002
Net sales	$1,944	$1,936	$5,809	$5,562
Costs and expenses
Cost of goods sold	1,680	1,611	5,011	4,640
Selling and administrative expenses	296	188	693	559
Restructuring charges	2	3	8	10
Loss on sale of assets	1	4	4	6

Income (loss) from operations	(35)	130	93	347
Other income (expense)
Interest expense, net	(85)	(87)	(256)	(267)
Loss on early extinguishment of debt		(26)	(3)	(32)
Other, net		12	(31)	12

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(120)	29	(197)	60
Benefit from (provision for) income taxes	47	(10)	88	(22)

Income (loss) from continuing operations before cumulative effect of accounting change	(73)	19	(109)	38
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 for the nine months ended September 30, 2003 and $3 and $11 for the three and nine months ended September 30, 2002		4	6	17
Gain on disposition of discontinued operations, net of income taxes of $17		22		22

Income (loss) before cumulative effect of accounting change	(73)	45	(103)	77
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3			(5)

Net income (loss)	(73)	45	(108)	77
Preferred stock dividends and accretion	(2)	(2)	(8)	(8)

Net income (loss) available to common stockholders	$(75)	$43	$(116)	$69

Basic earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.30)	$.07	$(.48)	$.12
Discontinued operations		.02	.03	.07
Gain on disposition of discontinued operations		.09		.09
Cumulative effect of accounting change			(.02)

Net income (loss) available to common stockholders	$(.30)	$.18	$(.47)	$.28

Weighted average shares outstanding	246	245	246	244

Diluted earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.30)	$.07	$(.48)	$.12
Discontinued operations		.01	.03	.07
Gain on disposition of discontinued operations		.09		.09
Cumulative effect of accounting change			(.02)

Net income (loss) available to common stockholders	$(.30)	$.17	$(.47)	$.28

Weighted average shares outstanding	246	246	246	246

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31	$8
Accounts receivable, less allowances of $38 in 2003 and 2002	570	540
Refundable income tax	4
Inventories
Work-in-process and finished goods	244	237
Materials and supplies	476	440

	720	677
Deferred income taxes	128	133
Assets held for sale		552
Prepaid expenses and other current assets	61	55

Total current assets	1,514	1,965
Net property, plant and equipment	5,086	5,110
Timberland, less timber depletion	48	72
Goodwill	3,333	3,195
Investment in equity of non-consolidated affiliates	65	180
Other assets	259	283

	$10,305	$10,805

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$30	$72
Accounts payable	539	541
Accrued compensation and payroll taxes	190	203
Interest payable	75	100
Liabilities held for sale		275
Other current liabilities	240	184

Total current liabilities	1,074	1,375
Long-term debt, less current maturities	4,797	4,918
Other long-term liabilities	1,256	1,207
Deferred income taxes	913	985
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	81	79
Common stock, par value $.01 per share; 400,000,000 shares authorized, 247,372,826 and 244,578,449 issued and outstanding in 2003 and 2002, respectively	2	2
Additional paid-in capital	3,881	3,845
Unamortized restricted stock	(2)	(1)
Retained earnings (deficit)	(1,358)	(1,242)
Accumulated other comprehensive income (loss)	(339)	(363)

Total stockholders' equity	2,265	2,320

	$10,305	$10,805

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In millions)
	2003	2002
Cash flows from operating activities
Net income (loss)	$(108)	$77
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on disposition of discontinued operations		(39)
Loss from early extinguishment of debt	3	32
Cumulative effect of accounting change for asset retirement obligations	8
Depreciation, depletion and amortization	309	298
Amortization of deferred debt issuance costs	7	7
Deferred income taxes	(79)	61
Pension and post-retirement benefits	(35)	3
Foreign currency exchanges losses	37	4
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	36	(96)
Inventories	16	(20)
Prepaid expenses and other current assets	(14)	(12)
Accounts payable and accrued liabilities	41	50
Interest payable	(27)	(46)
Income taxes	(70)	(17)
Other, net	12	(14)

Net cash provided by operating activities	136	288

Cash flows from investing activities
Expenditures for property, plant and equipment	(157)	(143)
Proceeds from property and timberland disposals and sale of businesses	247	86
Payments on acquisitions, net of cash received	(26)	(362)

Net cash provided by (used for) investing activities	64	(419)

Cash flows from financing activities
Proceeds from long-term debt	300	2,400
Net repayments of debt	(477)	(2,215)
Net borrowings (repayments) under the accounts receivable securitization program	(15)	13
Debt repurchase premiums paid		(25)
Preferred dividends paid	(6)	(6)
Proceeds from stock transaction		1
Proceeds from exercise of stock options	26	4
Deferred debt issuance costs paid	(3)	(34)

Net cash provided by (used for) financing activities	(175)	138

Effect of exchange rate changes on cash	(2)	1
Increase in cash and cash equivalents	23	8
Cash and cash equivalents
Beginning of period	8	18

End of period	$31	$26

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

3.     Stock-Based Compensation

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company expensed an immaterial amount and $1 million, net of tax, in the three and nine month periods ended September 30, 2003, respectively, representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

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

        The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,			Nine months ended September 30,
	2003	2002		2003	2002
Net income (loss) available to common stockholders, as reported	$(75)		$43	$(116)		$69
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects				1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)		(3)	(8)		(9)

Pro forma net income (loss) available to common stockholders	$(78)		$40	$(123)		$60

Earnings per share:
Basic—as reported	$(.30)		$.18	$(.48)		$.28
Basic—pro forma	$(.32)		$.16	$(.50)		$.25
Diluted—as reported	$(.30)	$	..17	$(.48)	$	..28
Diluted—pro forma	$(.32)		$.16	$(.50)		$.24

4.     Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002. Net sales for the European operations were $192 million for the three months ended March 31, 2003 and $466 million for the nine months ended September 30, 2002.

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

        Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition of the remaining 50% of Smurfit-MBI was accounted for as a purchase business combination and, accordingly, the assets and liabilities of Smurfit-MBI are included in the September 30, 2003 consolidated balance sheet and the related results of operations have been included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when the long-lived asset valuations and employee benefit obligations are finalized. The preliminary allocation has resulted in acquired goodwill of $123 million, including a reclassification of $52 million associated with the Company's original investment, which has been allocated to the Containerboard and Corrugated Containers segment.

        On September 30, 2002, the Company sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $94 million for the nine months ended September 30, 2002. These facilities employed approximately 850 hourly and salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented.

5.     Asset Retirement Obligation

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company has adopted the new accounting for asset retirement obligations effective January 1, 2003. Application of the new rules has resulted in an increase in net property, plant and equipment of $2 million, recognition of an asset retirement obligation of $10 million and a charge for the cumulative effect of an accounting change of $5 million net of taxes of $3 million, to recognize asset retirement obligations incurred as of the adoption date. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated.

6.     Acquisitions

        On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc., a folding carton producer. The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and liabilities are included in the September 30, 2003 consolidated balance sheet and the related results of operations have been included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when long-lived asset valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which has been allocated to the Consumer Packaging segment.

        On September 30, 2002, the Company acquired a corrugating medium mill and related assets from MeadWestvaco Corporation for $350 million and an additional $25 million in connection with certain financing arrangements. The purchase price allocation was completed during the first quarter of 2003 and the Company did not record any goodwill related to this transaction.

        In August 2002, the Company acquired two corrugated container facilities from Packaging Services Group for $13 million. The acquisition was accounted for as a purchase business combination and, accordingly, the results of operations of the two facilities have been included in the consolidated statement of operations of the Company after August 31, 2002. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. The purchase price allocation resulted in acquired goodwill of $9 million, which has been allocated to the Containerboard and Corrugated Containers segment.

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

        The Company recorded a restructuring charge of $2 million in the third quarter of 2003 related to severance costs within the Containerboard and Corrugated Containers segment as a result of its rationalization and cost reduction plan (See Note 19).

        For the nine months ended September 30, 2003, the Company recorded restructuring charges of $6 million related to the closure of three converting facilities. No significant additional charges related to these shutdown facilities are expected. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 330 employees being terminated. The net sales and operating losses of the shutdown facilities in 2003 prior to closure were $10 million and $2 million, respectively. The net sales and operating losses of these facilities for the year ended December 31, 2002 were $60 million and $7 million, respectively. The Company had $2 million and $4 million of cash disbursements related to these charges for the three and nine months ended September 30, 2003, respectively.

        At December 31, 2002, the Company had $52 million of exit liabilities related to the restructuring of operations. The Company had $1 million and $7 million of cash disbursements related to these exit liabilities for the three and nine months ended September 30, 2003, respectively. During the first quarter of 2003, the Company recorded an $8 million reduction to the environmental exit liabilities.

8.     Other, Net

        For the three and nine months ended September 30, 2003, the Company recorded non-cash foreign currency exchange losses of $1 million and $37 million, respectively, related to its operations in Canada. For the three and nine months ended September 30, 2002, the Company recorded non-cash foreign currency exchange gains of $6 million and losses of $4 million, respectively.

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

        In May 2003, JSC(U.S.) completed an offering of $300 million of 7.50% unsecured senior notes due 2013. JSC(U.S.) used the proceeds of this issuance to repay the $175 million Tranche A term loan borrowings and $122 million of the outstanding Tranche B term loan borrowings under the JSC(U.S.) credit agreement. A loss of $2 million was recorded due to early extinguishment of debt.

        On June 30, 2003, JSC(U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003, and for future periods through December 31, 2004.

        On November 13, 2003, Stone obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of September 30, 2003, and for future periods through December 31, 2004.

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At September 30, 2003, the maximum potential amount of future payments related to these guarantees is approximately $51 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

11.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for under the equity method.

        At December 31, 2002, the Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 4). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and, as such, is included in the summarized financial information below for all periods through March 31, 2003. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003. Smurfit-MBI had net sales of $110 million and $325 million for the three and nine months ended September 30, 2002, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Results of operations
Net sales	$56	$169	$275	$487
Cost of sales	50	148	244	422
Income before income taxes, minority interest and extraordinary charges		12	9	31
Net income		11	9	30

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

Commodity Futures Contracts

        The Company uses exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. The Company is hedging its exposure to the variability in future cash flows associated with natural gas with contracts typically having maturities of one year or less. For the three and nine months ended September 30, 2003, the Company reclassified an immaterial amount and a $3 million gain (net of tax) respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's contracts at September 30, 2003 is a $1 million loss included in other current liabilities. At September 30, 2003, the Company recorded a $3 million loss in cost of goods sold on commodity contracts related to the ineffective portion of the change in fair value of certain contracts not qualifying as hedges.

        For the three and nine months ended September 30, 2003, the Company recorded a $1 million loss in cost of goods sold on settled commodity futures contracts related to the ineffective portion of hedges and contracts not qualifying as hedges.

        The cumulative deferred hedge loss on commodity futures contracts is $1 million (net of tax) at September 30, 2003. The Company expects to reclassify $1 million (net of tax) into cost of goods sold over the remainder of 2003.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded. For the three and nine months ended September 30, 2003, the Company recorded a $9 million gain (net of tax) in cost of goods sold related to the foreign currency forward contracts. At September 30, 2003, all foreign currency forward contracts have expired.

13.   Income Taxes

        Benefit from income taxes in 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $12 million benefit related to the resolution of certain prior year tax matters and state income taxes.

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or the results of operations. The Company has settled the examination for the years 1995 through 1998, resulting in tax and interest of $50 million paid in the third quarter of 2003. Adequate reserves were available to cover the payment.

14.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(73)	$45	$(108)	$77
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	3	(4)	11	5
Net loss (gain) reclassified into earnings	(9)		(12)	7
Foreign currency translation adjustment		(1)	25	8

Comprehensive income (loss)	$(79)	$40	$(84)	$97

15.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change	$(73)	$19	$(109)	$38
Preferred stock dividends and accretion	(2)	(2)	(8)	(8)

Income (loss) available to common stockholders	$(75)	$17	$(117)	$30
Denominator:
Denominator for basic earnings per share—
Weighted average shares	246	245	246	244
Effect of dilutive securities:
Employee stock options		1		2

Denominator for diluted earnings per share—
Adjusted weighted average shares	246	246	246	246

Basic earnings per share from continuing operations before cumulative effect of accounting change	$(.30)	$.07	$(.48)	$.12

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$(.30)	$.07	$(.48)	$.12

        For the three and nine months ended September 30, 2003 and 2002, SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $2 million and $8 million, respectively, is excluded from the diluted earnings per share computation because it is antidilutive.

        For the three and nine months ended September 30, 2003, employee stock options are excluded from the diluted earnings per share calculation because they are antidilutive.

16.   Restricted Stock

        In February 2003, the Company issued approximately 350,000 vested restricted stock units and approximately 75,000 related premium restricted stock units in accordance with the Company's 2002 management incentive plan to settle its 2002 incentive plan liability.

        The premium restricted stock units vest in three years in accordance with the 2002 management incentive plan. When these non-vested premium restricted stock units are issued, unamortized restricted stock compensation is recorded as a reduction of shareholder equity and charged to expense over the vesting period.

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

Three months ended September 30,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2003
Revenues from external customers	$1,447	$421	$76	$1,944
Intersegment revenues	40		66	106
Segment profit (loss)	65	25	(210)	(120)
2002
Revenues from external customers	$1,402	$424	$110	$1,936
Intersegment revenues	34		87	121
Segment profit (loss)	134	31	(136)	29
Nine months ended September 30,
2003
Revenues from external customers	$4,342	$1,241	$226	$5,809
Intersegment revenues	106		202	308
Segment profit (loss)	195	65	(457)	(197)
2002
Revenues from external customers	$4,067	$1,236	$259	$5,562
Intersegment revenues	101		183	284
Segment profit (loss)	342	93	(375)	60

18.   Contingencies

        On November 10, 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, Stone and JSC(U.S.), which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The companies will make aggregate settlement payments of $92.5 million, with one-half of such amounts to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. The Company recorded a pretax charge of $106 million in the third quarter of 2003 to accrue for the settlement and the estimated liability of the opt-out cases.

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

19.   Subsequent Event

        On October 23, 2003, the Company announced its plan to rationalize operations and further reduce costs in its containerboard mill, boxboard mill and packaging operations in response to market conditions. The Company plans to permanently close its Thunder Bay, Ontario, corrugating medium mill, temporarily idle one of two paper machines at its Jacksonville, Florida, containerboard mill, permanently close one of two paper machines at its Philadelphia, Pennsylvania, coated recycled boxboard mill and continue to reduce the cost and asset base of its corrugated containers and consumer packaging operations over the next 18 months, including the potential consolidation of some facilities. The rationalization will result in a Company-wide work force reduction of approximately 1,400 employees over the next 18 months. The Company expects to take a pretax charge of $100 million in the fourth quarter as a result of the rationalizations and cost cutting activities during this period, approximately $85 million of which is a non-cash charge primarily related to the write down of fixed assets at Thunder Bay and Philadelphia. The charges are estimates that will be finalized during the fourth quarter.

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

RESULTS OF OPERATIONS

Recent Developments

Litigation and Related Matters

        On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against the company, Stone Container Corporation and Jefferson Smurfit Corporation (U.S.), which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. Smurfit-Stone will make aggregate settlement payments of $92.5 million, with one-half of such amounts to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. See Part II, Other Information, Item 1, Legal Proceedings.

        Smurfit-Stone recorded a pretax charge of $106 million ($65 million after-tax, or $0.26 per diluted share) in the third quarter of 2003, to accrue for the settlement and the estimated liability of the opt-out cases.

Rationalizations and Cost Cutting Activities

        We recently announced plans to rationalize operations and further reduce costs in our containerboard mill, boxboard mill and packaging operations. This action is in response to lower demand for packaging in the U.S., as manufacturing is being shifted overseas. We plan to:

  •
  permanently close our Thunder Bay, Ontario, corrugating medium mill and temporarily idle one of two paper machines at our Jacksonville, Florida, containerboard mill;

  •
  permanently close one of two paper machines at our Philadelphia, Pennsylvania, coated recycled boxboard mill; and

  •
  continue to reduce the cost and asset base of our corrugated container and consumer packaging operations over the next 18 months, including the potential consolidation of some facilities.

        The rationalization process will result in a workforce reduction of approximately 1,400 employees over the next 18 months. Our annual production capacity of containerboard and boxboard will be reduced by about 515,000 tons (approximately 6%) and 70,000 tons (approximately 12%), respectively. We expect to realize annual savings of approximately $140 million as a result of these actions.

        We expect to take a pretax charge of approximately $100 million in the fourth quarter as a result of the rationalizations and cost cutting activities during this period, approximately $85 million of which is a non-cash charge related to the write-down of fixed assets at Thunder Bay and Philadelphia. We will continue to evaluate our system-wide packaging requirements on an ongoing basis.

General

        Growth in the manufacturing sector of the U.S. economy in the third quarter continued to be slow, resulting in sluggish demand for containerboard and corrugated containers. Demand for corrugated packaging showed signs of improvement by the middle of September. Corrugated container prices remained relatively stable and demand for consumer packaging showed a slight seasonal strengthening during the third quarter. We do not expect to see any significant price improvement for containerboard and corrugated containers until there is a meaningful improvement in business activity.

Acquisitions and Exchange Transactions

        On May 31, 2003, Jefferson Smurfit (U.S.) acquired the operations of Arko Paper Products Co. Inc, (the Arko Acquisition), a folding carton producer. The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and liabilities are included in the September 30, 2003 balance sheet and the results of operations are included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which was allocated to the Consumer Packaging segment.

        In December 2002, Stone Container reached agreements with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated producer, and a payment from JS Group of approximately $189 million. On March 31, 2003, Stone Container completed these exchange transactions (the Smurfit-MBI Acquisition). Stone Container previously owned 50% of Smurfit-MBI and as a result of the completed transactions now owns 100% of Smurfit-MBI. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition was accounted for as a purchase business combination and, accordingly, the related assets and liabilities of Smurfit-MBI are included in the September 30, 2003 consolidated balance sheet and the results of operations are included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when the long-lived asset valuations and employee benefit obligations are finalized. Preliminary goodwill of $123 million, including a reclassification of $52 million associated with Stone Container's original investment, was recorded and allocated to the Containerboard and Corrugated Containers segment.

Third Quarter 2003 Compared to Third Quarter 2002

	Three months ended September 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,447	$65	$1,402	$134
Consumer packaging	421	25	424	31
Other operations	76	5	110	9

Total operations	$1,944	95	$1,936	174

Restructuring charges		(2)		(3)
Loss on sale of assets		(1)		(4)
Interest expense, net		(85)		(87)
Loss on early extinguishment of debt				(26)
Corporate expenses and other		(127)		(25)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(120)		$29

        Compared to last year, our third quarter results were lower as a result of the litigation charge of $106 million, lower prices on open market containerboard sales, higher energy and employee benefits costs, and lower mill operating rates. Results were also negatively impacted by production disruption and clean-up costs from hurricane damage at two of our containerboard mills located in Virginia. Results benefited from a lower loss on early extinguishment of debt, the Smurfit-MBI Acquisition and the operating results of our Stevenson, Alabama containerboard mill and related corrugated container assets, which were acquired on September 30, 2002 (the Stevenson Mill Acquisition).

        Consolidated net sales of $1,944 million in 2003 were flat compared to 2002. Lower prices for reclaimed fiber and plant closures partially offset the additional sales generated by the Smurfit-MBI and the Stevenson Mill Acquisitions. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(12)	$(3)	$(26)	$(41)
Sales volume, including acquisitions	70	5	(5)	70
Closed facilities	(13)	(5)	(3)	(21)

Total	$45	$(3)	$(34)	$8

        Cost of goods sold increased compared to 2002 due primarily to our acquisitions and the higher costs of energy ($22 million), employee benefits and the impact from the strengthening of the Canadian dollar. Cost of goods sold as a percent of net sales increased from 83% in 2002 to 86% in 2003 due primarily to the lower mill operating rates, lower sales prices and higher costs of energy and employee benefits.

        Selling and administrative expenses increased due primarily to the litigation charge.

        Interest expense, net decreased by $2 million due primarily to lower interest rates. Our overall average effective interest rate in 2003 was lower than 2002 by approximately 15 basis points.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $1 million compared to $6 million of gains in 2002.

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 3% due primarily to the Smurfit-MBI and Stevenson Mill Acquisitions. Corrugated container prices were flat compared to last year, while open market containerboard prices were lower by 7%. The average sales price for kraft paper was lower by 10% and market pulp prices increased by 1%.

        Containerboard production increased by approximately 1%. During the third quarter of 2003, our containerboard mills operated at an average rate of 85.9% of capacity. Shipments of corrugated containers increased 5% compared to last year due primarily to the Smurfit-MBI and Stevenson Mill Acquisitions. Wet weather conditions in the Southeastern U.S. hampered our ability to source wood fiber, resulting in lower production at our solid bleached sulfate (SBS) and market pulp mills in that region. Our production of SBS decreased by 8% and market pulp production decreased by 29%.

        Profits decreased by $69 million due primarily to lower prices on open market board sales, higher costs, including energy ($18 million) and employee benefits, and lower mill operating rates. Profits were favorably impacted by the Stevenson Mill Acquisition and the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales declined by approximately 1% due to closure of a folding carton operation and lower pricing and product mix. The declines were partially offset by the Arko Acquisition. Shipments of folding cartons declined by 2% and coated recycled boxboard production was lower by 3%. Shipments of multiwall bags and flexible packaging were also lower, declining 4% and 2%, respectively. Folding carton sales prices were 3% lower than last year, while coated recycled boxboard sales prices were flat. We announced a $40 per ton price increase for coated recycled boxboard effective April 2, 2003 and began implementing price increases on coated recycled boxboard and folding cartons in the third quarter. Multiwall bag prices improved by 1% and flexible packaging prices were flat.

        Profits decreased by $6 million due primarily to the lower sales prices and product mix and higher costs for energy ($1 million) and employee benefits.

Other Operations

        Net sales decreased 31% due primarily to lower prices for reclamation products. Old corrugated container (OCC) prices decreased by $35 per ton. Total tons of fiber reclaimed and brokered decreased 3%. Profits decreased by $4 million due primarily to the lower reclaimed fiber prices and higher employee benefits cost.

Nine Months 2003 Compared to Nine Months 2002

	Nine months ended September 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$4,342	$195	$4,067	$342
Consumer packaging	1,241	65	1,236	93
Other operations	226	16	259	16

Total operations	$5,809	276	$5,562	451

Restructuring charges		(8)		(10)
Loss on sale of assets		(4)		(6)
Interest expense, net		(256)		(267)
Loss on early extinguishment of debt		(3)		(32)
Corporate expenses and other		(202)		(76)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(197)		$60

        The decline in our results compared to last year was due primarily to litigation charges of $121 million and higher costs of energy, fiber, employee benefits and the impact from the strengthening of the Canadian dollar. The increases in cost were partially offset by the Stevenson Mill and Smurfit-MBI Acquisitions, lower interest expense and a lower loss on early extinguishment of debt.

        Consolidated net sales of $5,809 million in 2003 increased by 4% compared to 2002 due primarily to the Stevenson Mill and Smurfit-MBI Acquisitions. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$30	$(5)	$(3)	$22
Sales volume, including acquisitions	277	21	(20)	278
Closed facilities	(32)	(11)	(10)	(53)

Total	$275	$5	$(33)	$247

        Cost of goods sold increased compared to 2002 due to our acquisitions and the higher cost of energy ($67 million), wood fiber ($30 million), employee benefits and the impact from the strengthening of the Canadian dollar. Cost of goods sold as a percent of net sales increased from 83% in 2002 to 86% in 2003 due primarily to higher costs of energy, wood fiber and employee benefits.

        Selling and administrative expenses increased due primarily to the litigation charges, acquisitions and higher employee benefits costs. Selling and administrative expenses as a percent of net sales increased from 10% in 2002 to 12% in 2003 due primarily to the litigation charges.

        Interest expense, net decreased by $11 million due primarily to lower interest rates. Our overall average effective interest rate in 2003 was lower than 2002 by approximately 25 basis points.

        A loss on early extinguishment of debt of $3 million was recorded in 2003, including the write-off of deferred debt issuance costs attributable to the prepayment of Jefferson Smurfit (U.S.) term loans ($2 million) and Stone Container term loans ($1 million). See Liquidity and Capital Resources.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $37 million compared to $4 million in 2002.

        Annualized synergy savings from the Stevenson Mill Acquisition achieved in the first nine months of 2003, including administrative cost reductions, system optimization and purchasing savings, exceeded our targeted annual savings of $40 million.

        Benefit from income taxes in 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $12 million benefit related to the resolution of certain prior year tax matters and state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 7% due primarily to the Stevenson Mill and Smurfit-MBI Acquisitions. Corrugated container sales prices were higher by 1%, while open market containerboard prices were lower by 5%. The average sales price for kraft paper was lower by 3%, while market pulp prices increased by 11%.

        Production of containerboard increased by 8% due primarily to the Stevenson Mill Acquisition. During the first nine months of 2003, our containerboard mills operated at an average rate of 88.8% of capacity. Shipments of corrugated containers increased 4% compared to last year due to the Stevenson Mill and the Smurfit-MBI Acquisitions. Production of SBS decreased by 3% and market pulp decreased by 15% compared to last year due primarily to the wet weather conditions in the Southeastern U.S., which hampered our ability to source wood fiber.

        Profits decreased by $147 million due primarily to higher costs, including energy ($56 million), wood fiber ($30 million) and employee benefits. Profits were favorably impacted by higher pricing, the Stevenson Mill Acquisition and the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales for 2003 were comparable to last year. Sales volumes were higher, but were partially offset by lower pricing and the closure of a folding carton operation. Folding carton shipments increased 2% and coated recycled boxboard production increased approximately 1%. Folding carton shipments were higher due in part to the Arko Acquisition. Shipments of multiwall bags were lower by 2% and flexible packaging was higher by 4%. Folding carton sales prices were 2% lower than last year and coated recycled boxboard sales prices were 2% higher than last year. Sales prices for flexible products were higher than last year by 3%, while sales prices for multiwall bags were flat compared to last year.

        Profits decreased by $28 million due primarily to lower prices and product mix and higher costs for energy ($7 million), reclaimed fiber ($2 million) and employee benefits.

Other Operations

        Net sales of reclamation products decreased by 13%. The average price of OCC decreased by approximately $5 per ton compared to last year. Total tons of fiber reclaimed and brokered were flat compared to last year. Profits were comparable to last year.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)
	2003	2002	2003	2002
Mill production
Containerboard (a)	1,760	1,744	5,400	5,013
Kraft paper	75	72	211	209
Market pulp	110	154	369	434
Solid bleached sulfate	68	74	219	225
Coated recycled boxboard (a)	148	152	441	438
Corrugated containers sold (billion sq. ft.) (a)	21.9	20.8	63.4	60.8
Folding cartons sold	131	133	388	380
Multiwall bags sold (million bags)	292	303	859	874
Fiber reclaimed and brokered	1,618	1,675	4,951	4,945

a)
Excludes discontinued operations.

RESTRUCTURING CHARGES AND EXIT LIABILITIES

        We expect to take a pretax charge of approximately $100 million in the fourth quarter as a result of the rationalizations and cost cutting activities recently announced. See Results of Operations, Recent Developments.

        For the three and nine months ended September 30, 2003, we recorded restructuring charges of $2 million and $8 million, respectively, related to rationalization and cost reduction plans, including the closure of three converting facilities. No significant additional charges are expected for these closures. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charges was approximately $7 million, primarily for severance costs, which will be paid in 2003. We had $4 million of cash disbursements related to these charges for the nine months ended September 30, 2003. These shutdowns resulted in approximately 330 employees being terminated.

        At December 31, 2002, we had $52 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Stone Container, the acquisition of St. Laurent Paperboard Inc., the Stevenson Mill Acquisition and other restructuring activities. During the nine months ended September 30, 2003, we incurred cash expenditures of $7 million for these exit liabilities and reduced environmental exit liabilities by $8 million. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the nine months ended September 30, 2003, net cash provided by operating activities of $136 million, proceeds from property and timberland disposals and sale of businesses of $247 million, proceeds from long-term debt of $300 million and proceeds from exercise of stock options of $26 million were used to fund net debt payments of $492 million, expenditures for property, plant and equipment and acquisitions of $183 million, deferred debt issuance costs of $3 million and preferred stock dividends of $6 million.

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

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 are $12 million and $196 million, respectively, with varying amounts thereafter. Jefferson Smurfit (U.S), which has $174 million of the 2004 debt payments, is exploring a number of options to repay or refinance its 2004 debt maturities. Jefferson Smurfit (U.S.) has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities on or before their maturity dates. Although Jefferson Smurfit (U.S.) believes that it will have access to the capital markets in the future, these markets are volatile and Jefferson Smurfit (U.S.) cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, Jefferson Smurfit (U.S.) would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $415 million. As of September 30, 2003, we had authorized commitments for capital expenditures of $145 million, including $27 million for environmental projects, $25 million to maintain competitiveness and $93 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2003, Jefferson Smurfit (U.S.) had $240 million of unused borrowing capacity under its credit agreement and Stone Container and Smurfit-Stone Container Canada Inc. collectively, had $395 million of unused borrowing capacity under the Stone Container credit agreement.

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

        On June 30, 2003, Jefferson Smurfit (U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003, and for future periods through December 31, 2004.

        On November 13, 2003, Stone Container obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of September 30, 2003, and for future periods through December 31, 2004.

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

        The obligations of Stone Container under the Stone Container credit agreement are unconditionally guaranteed by the material U.S. subsidiaries of Stone Container. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are unconditionally guaranteed by Stone Container, the material U.S. subsidiaries of Stone Container and all of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of Stone Container under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its material U.S. subsidiaries, 100% of the capital stock of Stone Container's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing Stone Container's obligations under the Stone Container credit agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its active Canadian subsidiaries, the same U.S. assets and capital stock that secure Stone Container's obligations under the Stone Container credit agreement and all of the capital stock of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the Stone Container credit agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

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

Pension Obligations

        As discussed in our 2002 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $1,046 million as of December 31, 2002. For the nine months ended September 30, 2003, we contributed $113 million to the pension plans, and expect to contribute approximately $60 million in the fourth quarter of 2003. Contributions to our plans in 2004 are expected to be significant, but will be dependent upon future changes in discount rates, the earnings performance of our plan assets and the outcome of proposed pension reform legislation. A decrease in the discount rate of 0.25% would increase our pension obligations by approximately $45 million.

NEW ACCOUNTING STANDARD FOR STOCK-BASED COMPENSATION ADOPTED

        In the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. We selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. We expensed an immaterial amount and $1 million, net of tax, in the three and nine month periods ended September 30, 2003, respectively, representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

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

Commodity Price Risk

        We periodically enter into exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2003, we had futures contracts to hedge approximately 30% of our expected natural gas requirements for the month of October 2003 and approximately 60% to 70% for the months of November 2003 through March 2004. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost discussed in Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations above include the impact of the natural gas futures contracts. See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our operations in Canada is the U.S. dollar. As a result of completing the exchange transaction with JS Group, we no longer have any significant foreign exchange exposure with the euro.

        The exchange rate for the Canadian dollar as of September 30, 2003 compared to December 31, 2002 strengthened against the U.S. dollar by 14.5%. We recognized non-cash foreign currency exchange losses of $37 million for the nine months ended September 30, 2003 compared to $4 million last year due to the strengthening of the Canadian dollar.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. At September 30, 2003, there were no Canadian dollar forward purchase contracts outstanding. As of November 13, 2003, we had Canadian dollar forward purchase contracts to hedge approximately 30% to 60% of our requirements for the months of December 2003 through December 2004. Cost of goods sold includes the impact of the forward purchase contracts that expired in the nine months ended September 30, 2003. See Note 12 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2003.

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

Changes in Internal Control

        We are in the process of implementing a new company-wide financial system. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes.

        On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against the company, Stone Container Corporation and Jefferson Smurfit Corporation (U.S.), which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. Smurfit-Stone will make aggregate settlement payments of $92.5 million, with one-half of such amounts to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. All of the opt-out cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases.

        In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the United States Environmental Protection Agency (EPA) alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. The Virginia Department of Environmental Quality (Virginia DEQ) issued a similar Notice of Violation in May 1999. The EPA has been the lead agency in the enforcement. Stone Container is continuing to participate in settlement discussions with the EPA and Virginia DEQ. Stone Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least February 9, 2004. The tolling agreement does not restrict the EPA from bringing suit against Stone Container. Based on the information developed to date and discussion with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

        In April 1999, the EPA and the Virginia DEQ each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent (which has been merged into Stone Container) acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits and otherwise violated certain applicable air emission requirements. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. Stone Container is attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to resolve these Notices of Violation. Stone Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least February 9, 2004. The tolling agreement does not restrict the EPA from bringing suit against Stone Container. Stone Container is continuing to participate in settlement discussions with the EPA and Virginia DEQ. Based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

        In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation and Finding of Violation from the EPA containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting. We discovered and corrected a problem with one of the systems and subsequently replaced certain components of the second system to ensure that it operates as designed and to reduce the potential for any future failure. We responded to the IEPA Violation Notice and the EPA Notice of Violation and Finding of Violation and are attempting to reach an acceptable resolution with IEPA and EPA. Based on discussions to date with the two agencies, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

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

b)
Reports on Form 8-K:

        Form 8-K dated July 29, 2003 was furnished to the Securities and Exchange Commission (SEC) in connection with the announcement of earnings for the second quarter of 2003.

        Form 8-K dated October 24, 2003 was furnished to the SEC in connection with the announcement of Smurfit-Stone's plan to rationalize operations and further reduce cost in its containerboard mill, boxboard mill and packaging operations.

        Form 8-K dated October 29, 2003 was furnished to the SEC in connection with the announcement of earnings for the third quarter of 2003.

        Form 8-K dated November 12, 2003 was filed with the SEC in connection with the announcement that Smurfit-Stone has reached an agreement to settle the antitrust class action cases against Smurfit-Stone, Stone Container Corporation and Jefferson Smurfit (U.S.).

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION (Registrant)
Date: November 14, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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