Form 10-K
period 2003-12-31
SMURFIT STONE CONTAINER CORP
filed 2004-03-03
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.2 billion.

        The number of shares outstanding of the registrant's common stock as of February 27, 2004: 251,484,130

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10 Document Is Incorporated
Sections of the Registrant's Proxy Statement to be filed on or before April 5, 2004 for the Annual Meeting of Stockholders to be held on May 12, 2004.	III, IV

SMURFIT-STONE CONTAINER CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2003

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

  •
  access to capital markets;

  •
  assumptions relating to pension and other postretirement costs;

  •
  fluctuations in energy cost;

  •
  fluctuations in wood fiber and reclaimed fiber costs; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur or, if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, "we," "us," "our," "Company" or "Smurfit-Stone" refers to the business of Smurfit-Stone Container Corporation and its subsidiaries.

GENERAL

        Smurfit-Stone Container Corporation, a Delaware corporation, is the industry's leading integrated manufacturer of paperboard and paper-based packaging, including containerboard, corrugated containers, multiwall bags and coated recycled boxboard, and is the world's largest paper recycler. In addition, we are a leading producer of solid bleached sulfate (SBS) and folding cartons. We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2003, our net sales were $7,722 million and net loss available to common stockholders was $208 million.

        Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: JSCE, Inc. and Stone Container Corporation, both Delaware corporations. JSCE conducts its business operations through its wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.), a Delaware corporation (Jefferson Smurfit (U.S.) or JSC (U.S.)). Our operations are located primarily in North America.

        On March 31, 2003, Stone Container completed certain exchange transactions with an affiliate of Jefferson Smurfit Group (JS Group), formerly our largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated container producer (the Smurfit-MBI Acquisition), and a payment from JS Group of approximately $189 million. Stone Container previously owned 50% of Smurfit-MBI and as a result of the completed transaction now owns 100% of Smurfit-MBI. Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

        We have two reportable segments: 1) Containerboard and Corrugated Containers and 2) Consumer Packaging. For financial information relating to our segments, including our net sales to external customers by country of origin, see the information set forth in Note 25 of the Notes to Consolidated Financial Statements.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

        The Containerboard and Corrugated Containers segment includes 21 paper mills (16 located in the United States and five in Canada), 157 container plants (135 located in the United States, 17 in Canada, four in Mexico and one in Puerto Rico) and one wood products plant located in the United States. In addition, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The primary products of our Containerboard and Corrugated Containers segment include:

  •
  corrugated containers;

  •
  containerboard;

  •
  kraft paper;

  •
  solid bleached sulfate; and

  •
  market pulp.

        We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts. Net sales of corrugated containers for 2003, 2002 and 2001 represent 55%, 52% and 52%, respectively, of the Company's total net sales.

        Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,791,000 tons of unbleached kraft linerboard, 996,000 tons of white top linerboard and 2,398,000 tons of medium in 2003. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. In 2003, our corrugated container plants consumed 5,454,000 tons of containerboard, representing an integration level of approximately 69%. Net sales of containerboard for 2003, 2002 and 2001 represent 15%, 16% and 17%, respectively, of the Company's total net sales.

        Our paper mills also produce SBS, kraft paper, market pulp and other specialty products. We specialize in high-quality grades of SBS, which are designed to meet the demanding print requirements of folding carton and carded packaging customers in the food, pharmaceutical, cosmetics and other niche markets. A portion of our SBS is consumed internally by our folding carton plants. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags. A significant portion of our kraft paper is consumed by our consumer packaging operations. In addition, we produce bleached northern and southern hardwood pulp, which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

        Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2003	2002	2001
Tons produced (in thousands)
Containerboard	7,185	6,860	6,640
Kraft paper	293	283	287
Solid bleached sulfate	290	296	306
Market pulp	497	567	545
Corrugated containers sold (in billion sq. ft.) (1)	84.3	80.7	79.1
(1)
Includes 100% of Smurfit-MBI's shipments after March 31, 2003, the date we acquired the remaining 50% not previously owned. Amounts for periods prior to that date include Smurfit-MBI at 50%.

CONSUMER PACKAGING SEGMENT

        The Consumer Packaging segment includes four paper mills, 18 folding carton plants, 11 bag packaging plants and 18 other converting plants. Our Consumer Packaging operations are primarily located in the United States. The primary products of our Consumer Packaging segment include:

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

        Our coated recycled boxboard mills produce a broad range of recycled grades, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations. In 2003, our folding carton plants consumed 356,000 tons of recycled boxboard, representing an integration level of approximately 62%.

        Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt. Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments. We have developed and patented many innovative styles, including Cap-Sac®, PeelPak®, Soni-Loc®, Peel-N-Pour™, SquareStack™ and SquareSak™. We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn. In 2003, our bag operations consumed approximately 53% of the kraft paper produced by our kraft paper mill.

        Production for our coated recycled boxboard mills and sales volume for the folding carton and multiwall bag facilities for the last three years were:

	2003	2002	2001
Tons (in thousands)
Coated recycled boxboard produced	577	582	569
Folding cartons sold	514	504	523
Multiwall bags sold (in million bags)	1,156	1,162	1,108

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

NON-REPORTABLE SEGMENTS

Reclamation

        Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and glass for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of fiber reclaimed and brokered for 2003, 2002 and 2001 were 6,549,000, 6,582,000 and 6,714,000, respectively. In 2003, our paper mills consumed 3,192,000 tons of the fiber reclaimed and brokered by our reclamation operations, representing an integration level of approximately 49%.

International

        We operate one corrugated container plant in Indonesia and have a 50% ownership interest in three corrugated container plants and one sheet plant in China.

RAW MATERIALS

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our reclamation facilities and nationwide brokerage system.

        Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Adverse weather, conservation regulations and the shutdown of a number of sawmills have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber. At those times, we have experienced an increase in the cost of such fiber.

MARKETING

        Our marketing strategy is to sell a broad range of paper-based packaging products to manufacturers of industrial and consumer products. We seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market paperboard customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products.

        We serve a broad customer base for each of our industry segments. As a result, we serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements. Marketing of containerboard and pulp to third parties is centralized in our board sales group, which sells almost three million tons of pulp and paperboard annually.

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

RESEARCH AND DEVELOPMENT

        Our research and development center, located in Carol Stream, Illinois, uses advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The cost of our research and development activities for 2003, 2002 and 2001 was approximately $5 million each year.

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

EMPLOYEES

        We had approximately 35,400 employees at December 31, 2003, of which approximately 29,500 were employees of U.S. operations. Approximately 18,400 (62%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

  •
  La Tuque, Quebec, Canada—August 2004

  •
  Jacksonville, Florida—June 2006

  •
  Hodge, Louisiana—June 2006

  •
  Missoula, Montana—June 2007

  •
  Hopewell, Virginia—July 2007

  •
  Brewton, Alabama—October 2007

  •
  Panama City, Florida—March 2008

  •
  Fernandina Beach, Florida—June 2008

  •
  West Point, Virginia—September 2008

  •
  Florence, South Carolina—August 2009

        We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations, including all five of our Canadian mills. There were no significant or material work stoppages during 2003. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

        In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges (Effluent Limitation Guidelines) from the pulp, paper and paperboard industry, known as the "Cluster Rule."

  •
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

  •
  MACT II of the Cluster Rule requires control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of March 13, 2004. We have spent approximately $46 million through 2003 and will spend approximately $10 million in 2004 for projects related to MACT II of the Cluster Rule, which will substantially complete all of the projects to bring us into compliance with MACT II of the Cluster Rule.

  •
  Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. We continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost for Phase II of MACT I of the Cluster Rule will be approximately $60 million to $70 million and that such cost will be incurred over the next three years. We estimate spending approximately $25 million in 2004 on projects related to Phase II of MACT I.

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

        In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $12 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results

AVAILABLE INFORMATION

        We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our Internet Website (www.smurfit-stone.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You may access these SEC filings via the hyperlink that we provide on our Website to a third-party SEC filings website.

ITEM 2.    PROPERTIES

        Our manufacturing facilities are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. Our manufacturing facilities as of December 31, 2003 are summarized below:

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Containerboard and Corrugated Containers Segment:
Paper mills	16	16		12
Corrugated container plants	135	89	46	32
Wood products plant	1	1		1
Consumer Packaging Segment:
Coated recycled boxboard mills	4	4		4
Consumer packaging plants	45	26	19	19
Non-Reportable Segment:
Reclamation plants	23	16	7	14

Subtotal	224	152	72	39
Canada and Other North America
Containerboard and Corrugated Containers Segment:
Paper mills	5	5		N/A
Corrugated container plants	22	18	4	N/A
Consumer Packaging Segment:
Consumer packaging plants	2	2		N/A

Subtotal	29	25	4
International
Corrugated container plant	1	1		N/A

Total	254	178	76	N/A

(a)
Reflects the number of states in which we have at least one manufacturing facility.

        Our paper mills represent approximately 76% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The approximate annual tons of productive capacity of our paper mills at December 31, 2003, were:

(in thousands)	Annual Capacity
United States
Containerboard	6,906
Kraft paper	291
Solid bleached sulfate	186
Coated recycled boxboard	541
Market pulp	355

Subtotal	8,279
Canada
Containerboard	964
Solid bleached sulfate	111
Market pulp	244

Subtotal	1,319

Total	9,598

        Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, "Management's Discussion and Analysis of Financial

Condition and Results of Operations-Liquidity and Capital Resources-Net Cash Used For Financing Activities."

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints were amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits sought an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints were transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which certified two plaintiff classes. In November 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against the Company, Stone Container and Jefferson Smurfit (U.S.). The companies will make an aggregate settlement payment of $92.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. All but one of the opt-out cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases. We believe our liability for these matters was adequately reserved at December 31, 2003.

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

        In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. The Virginia Department of Environmental Quality (Virginia DEQ) issued a similar Notice of Violation in May 1999. The EPA has been the lead agency in the enforcement. Stone Container is continuing to participate in settlement discussions with the EPA and Virginia DEQ. Stone Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least June 4, 2004. The tolling agreement does not restrict the EPA from bringing suit against Stone Container. Based on the information developed to date and discussion with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

        In April 1999, the EPA and the Virginia DEQ each issued a Notice of Violation under the Clean Air Act to St. Laurent Paperboard Inc.'s (St. Laurent) mill located in West Point, Virginia, which St. Laurent (which has been merged into Stone Container) acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits and otherwise violated certain applicable air emission requirements. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. Stone Container is attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to resolve these Notices of Violation. Stone Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least May 10, 2004. The tolling agreement does not restrict the EPA from bringing suit against Stone Container. Stone Container is continuing to participate in settlement discussions with the EPA and Virginia DEQ. Based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

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

        Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2003, we had approximately $30 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        At December 31, 2003, approximately 73,000 stockholders, including stockholders of record, beneficial owners and employee participants in our voluntary savings plans, held our common stock. Our common stock trades on The Nasdaq Stock Market under the symbol "SSCC." The high and low sales prices of our common stock in 2003 and 2002 were:

	2003		2002
	High	Low	High	Low
First Quarter	$16.41	$11.89	$18.05	$14.19
Second Quarter	$15.20	$12.72	$18.31	$14.79
Third Quarter	$16.40	$12.66	$15.61	$12.04
Fourth Quarter	$18.60	$13.87	$15.80	$11.36

DIVIDENDS ON COMMON STOCK

        We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain provisions contained in various agreements and indentures relating to Jefferson Smurfit (U.S.)'s and Stone Container's outstanding indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources—Net Cash Provided By (Used For) Financing Activities."

ITEM 6.    SELECTED FINANCIAL DATA (j)

(In millions, except per share and statistical data)	2003(a)(b)	2002(c)	2001	2000(d)	1999
Summary of Operations
Net sales	$7,722	$7,483	$7,691	$8,113	$6,769
Income from operations (e)(f)	47	462	583	892	826
Income (loss) from continuing operations before cumulative effect of accounting change	(198)	59	53	195	130
Discontinued operations, net of income tax provision (g)	6	6	24	30	27
Net income (loss) available to common stockholders	(208)	54	66	224	157
Basic earnings per share of common stock
Income (loss) from continuing operations before cumulative effect of accounting change	(.85)	.20	.17	.83	.60
Net income (loss) available to common stockholders	(.85)	.22	.27	.96	.72
Weighted average shares outstanding	246	244	244	233	217
Diluted earnings per share of common stock
Income (loss) from continuing operations before cumulative effect of accounting change	(.85)	.20	.17	.83	.60
Net income (loss) available to common stockholders	(.85)	.22	.27	.96	.71
Weighted average shares outstanding	246	246	245	234	220
Other Financial Data
Net income (loss) available to common stockholders, adjusted to exclude goodwill amortization (h)	$(208)	$54	$157	$313	$235
Net cash provided by operating activities	162	503	597	811	183
Net cash provided by (used for) investing activities	15	(462)	(197)	(916)	1,487
Net cash provided by (used for) financing activities	(171)	(53)	(420)	131	(1,805)
Depreciation, depletion and amortization (h)	415	401	478	432	430
Capital investments and acquisitions	238	570	232	994	156
Working capital, net	282	590	465	470	73
Net property, plant, equipment and timberland	4,974	5,182	5,166	5,670	4,419
Total assets	10,102	10,805	10,652	11,195	9,859
Long-term debt	4,807	4,990	4,943	5,342	4,793
Stockholders' equity	2,270	2,320	2,485	2,528	1,847
Statistical Data (tons in thousands)
Containerboard production (tons) (i)	7,185	6,860	6,640	6,505	5,973
Kraft paper production (tons)	293	283	287	290	437
Market pulp production (tons)	497	567	545	550	572
Solid bleached sulfate production (tons)	290	296	306	258	189
Coated boxboard production (tons) (i)	577	582	569	590	581
Corrugated containers sold (billion sq. ft.) (i)	85.0	81.3	79.7	81.2	80.4
Folding cartons sold (tons)	514	504	523	561	550
Multiwall bags sold (million bags)	1,156	1,162	1,108	1,054	1,075
Fiber reclaimed and brokered (tons)	6,549	6,582	6,714	6,768	6,560
Number of employees	35,400	38,600	38,500	39,700	36,300

Notes to Selected Financial Data

(a)
Results for 2003 include the acquisition of Smurfit-MBI after March 31, 2003, the date of the acquisition.

(b)
We recorded a $5 million charge, net of income tax, or $.02 per diluted share, in 2003 for the cumulative effect of an accounting change in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

(c)
Results for 2002 include the acquisition of the Stevenson, Alabama containerboard mill and the related corrugated container assets (the Stevenson Mill Acquisition) after September 30, 2002, the date of the acquisition.

(d)
Results for 2000 include the acquisition of St. Laurent Paperboard Inc. after May 31, 2000, the date of the acquisition.

(e)
In 1999, income from operations included a gain of $407 million from the sale of a majority of JSCE's timberlands and a gain of $39 million from the sale of Stone Container's interest in Abitibi-Consolidated, Inc.

(f)
In 2003, 2002, 2001, 2000 and 1999 we recorded restructuring charges of $115 million, $24 million, $10 million, $53 million and $10 million, respectively.

(g)
Includes income from discontinued operations (net of income taxes) and gain or loss on disposition of discontinued operations (net of income taxes).

(h)
Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Depreciation, depletion and amortization includes goodwill amortization of $91 million in 2001, $89 million in 2000 and $78 million in 1999.

(i)
Excludes discontinued operations.

(j)
Certain prior year amounts have been restated to conform to current year presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

OVERVIEW

        Smurfit-Stone Container Corporation is an integrated producer of paperboard and paper-based packaging. Our major products are containerboard, corrugated containers, multiwall bags, SBS, market pulp, recycled fiber, coated recycled boxboard and folding cartons. We operate in two reportable industry segments. Approximately 75% of our 2003 net sales were generated by the Containerboard and Corrugated Containers segment and 21% were generated by the Consumer Packaging segment. Our mill operations supply paper to our corrugated container, folding carton and multiwall bag converting operations. The products of our converting operations, as well as the mill and reclamation tonnage in excess of what is consumed internally, are the main products sold to third parties. Our operating facilities and customers are located primarily in the United States and Canada.

        Market conditions and demand for the products of our segments are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability. In recent years, the continued loss of domestic manufacturing to offshore competition and the changing retail environment in the U.S. have also played a key role. The influence of superstores and discount retailing giants, as well as the impacts from online shopping, has resulted in a growing demand for packaging which is more condensed, lighter weight and less expensive. These factors have greatly influenced the corrugated industry. Demand for corrugated products has declined approximately 6% since 1999 and prices have fallen approximately 15% from their peak in 2000.

        Many of these same issues are impacting our Consumer Packaging businesses and, in particular, our folding carton business. This industry has seen moderate growth in the last few years, but has come under considerable pricing pressures. This, coupled with increasing cost pressures, has resulted in a decline in earnings for our Consumer Packaging segment.

        We have responded to this challenging demand environment by 1) taking extensive market related downtime in recent years in our mill operations in order to maintain an internal balance between supply and demand, 2) restructuring our operations thereby reducing excess production capacity and fixed costs, 3) using an area-management approach at our converting operations that provides added value to customers through focused and unified sales and manufacturing teams, 4) expanding our core capabilities to serve the evolving needs of packaging customers in North America and 5) making strategic acquisitions that provide competitive advantages.

        Growth in the manufacturing sector of the U.S. economy continued to be slow through most of 2003, resulting in sluggish demand for our products and lower profitability compared to 2002. Prices for many of our products declined compared to 2002. Our profits declined due to lower pricing, lower mill operating rates, restructuring activities and higher costs, including energy, fiber and employee benefits.

        The economic recovery that has recently begun in the United States is expected to have a positive impact on packaging demand. In January 2004, we advised our customers of a $40 per ton price increase for liner and medium, with corresponding increases for corrugated containers. While we anticipate that 2004 will be a stronger year, we cannot predict whether the U.S. economic recovery will continue, the rate of such recovery or the success of our planned price increase implementation.

ACQUISITIONS AND EXCHANGE TRANSACTIONS

        On March 31, 2003, Stone Container completed transactions with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, Stone Container's European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated producer (the Smurfit-MBI Acquisition), and a payment from JS Group of approximately $189 million. Stone Container previously owned 50% of Smurfit-MBI and, as a result of the completed transactions, now owns 100% of Smurfit-MBI. Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. Smurfit-MBI's results of operations are included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation, completed during the fourth quarter of 2003, resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with Stone Container's original investment, and intangible assets of $45 million, which were allocated to the Containerboard and Corrugated Containers segment.

        On May 31, 2003, Jefferson Smurfit (U.S.) acquired the operations of Arko Paper Products Co, Inc. (the Arko Acquisition), a folding carton producer, for $30 million. Arko's results of operations are included in the consolidated statement of operations after May 31, 2003. The cost to acquire the operations was allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation, completed during the fourth quarter of 2003, resulted in goodwill of $12 million and intangible assets of $3 million, which were allocated to the Consumer Packaging segment.

RESULTS OF OPERATIONS

Segment Data

	2003		2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$5,759	$246	$5,502	$465	$5,744	$652
Consumer packaging	1,656	82	1,648	122	1,649	128
Other operations	307	22	333	21	298	7

Total segment operations	$7,722	350	$7,483	608	$7,691	787

Restructuring charges		(115)		(24)		(10)
Gain (loss) on sale of assets		(5)		(10)		10
Goodwill amortization (1)						(89)
Interest expense, net		(341)		(355)		(455)
Loss on early extinguishment of debt		(3)		(32)		(10)
Litigation charges		(121)
Corporate expenses and other (2)		(103)		(93)		(93)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(338)		$94		$140

(1)
Amortization of goodwill ceased on January 1, 2002, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

(2)
Corporate expenses and other include corporate expenses, corporate charges for segments for working capital interest and other expenses not allocated to segments.

2003 COMPARED TO 2002

        The decline in our results from continuing operations before income taxes and cumulative effect of accounting change was due primarily to lower segment profits, higher restructuring and litigation charges and the impact of the stronger Canadian dollar. Total segment operating profit was lower due to lower mill operating rates and higher costs of energy, fiber and employee benefits, but benefited from the acquisitions of the Stevenson, Alabama containerboard mill and the related corrugated container assets on September 30, 2002 (the Stevenson Mill Acquisition) and the remaining 50% of Smurfit-MBI on March 31, 2003. Annualized synergy savings from the Stevenson Mill Acquisition achieved in 2003, including administrative cost reductions, system optimization and purchasing savings, exceeded our targeted annual savings of $40 million.

        Net sales of $7,722 million in 2003 increased by 3% due primarily to higher sales volume as a result of the Smurfit-MBI Acquisition. Smurfit-MBI had net sales of $358 million for the nine months ended December 31, 2003. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(28)	$(10)	$(9)	$(47)
Sales volume	(73)	18	(17)	(72)
Smurfit-MBI Acquisition	358			358

Total	$257	$8	$(26)	$239

        Cost of goods sold increased due to the Smurfit-MBI Acquisition and the higher cost of energy ($69 million), wood fiber ($50 million), employee benefits and the impact from the strengthening Canadian dollar. Cost of goods sold as a percent of net sales increased from 83% in 2002 to 86% in 2003 due primarily to our lower mill operating rates and higher costs of energy, wood fiber and employee benefits.

        Selling and administrative expenses increased due primarily to litigation charges of $121 million, acquisitions and higher employee benefits costs. On November 10, 2003, we reached an agreement to settle the antitrust class action cases pending against the Company, Stone Container Corporation and Jefferson Smurfit Corporation (U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. We will make an aggregate settlement payment of $92.5 million, one-half of which was paid in December 2003 and the remainder will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants previously entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. We recorded pretax charges of $121 million in 2003 to accrue for the antitrust settlement and the estimated liability of the opt-out cases. See Part I, Item 3, "Legal Proceedings."

        During 2003, we recorded restructuring charges of $115 million, including $107 million in the fourth quarter, related to rationalization and cost reduction plans. We permanently closed our Thunder Bay, Ontario, corrugating medium mill, temporarily idled one of two paper machines at our Jacksonville, Florida, containerboard mill, permanently closed one of two paper machines at our Philadelphia, Pennsylvania, coated recycled boxboard mill, closed six converting facilities and reduced the salaried work force primarily in our corrugated containers operations. As a result, our annual production capacities of containerboard and boxboard were permanently reduced by approximately 350,000 tons (4%) and approximately 70,000 tons (12%), respectively. We expect to record additional restructuring charges in 2004 for further rationalization, including consolidation of facilities and additional reductions in workforce. The rationalization process, when completed, will result in a workforce reduction of approximately 1,400 positions. We expect to realize annual savings of approximately $140 million as a result of these actions.

        Interest expense, net decreased by $14 million due to the favorable impacts of lower interest rates ($10 million) and from lower average borrowings ($4 million). Our overall average effective interest rate in 2003 was lower than 2002 by approximately 20 basis points.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $50 million compared to $2 million in 2002. The increase compared to 2002 was due primarily to the strengthening Canadian dollar, which resulted in an approximately 18% adverse movement in the exchange rate relative to the U.S. dollar in 2003. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk."

        Benefit from income taxes in 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $12 million benefit related to the resolution of certain prior year tax matters, state income taxes and the effects of other permanent differences. For information concerning income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales increased by 5% due primarily to higher shipments of corrugated containers resulting from the Smurfit-MBI Acquisition. Although containerboard production increased by 5% due primarily to the Stevenson Mill Acquisition, external sales of containerboard declined due to the higher integration level resulting from the Smurfit-MBI Acquisition. Market pulp shipments were lower due in part to wet weather conditions in the southeastern U.S., which hampered our ability to source wood fiber. Prices for corrugated containers and containerboard were lower due to poor market conditions. Market pulp prices increased compared to 2002.

        Our containerboard mills operated at an average rate of 88.7% of capacity in 2003, as compared to 90.0% in 2002. Shipments of corrugated containers increased 4% compared to 2002 due primarily to the Smurfit-MBI Acquisition. Production of SBS decreased by 2% and market pulp decreased by 12%.

        Profits decreased by $219 million due primarily to higher costs, including energy ($60 million), wood fiber ($50 million) and employee benefits and lower mill operating rates. Profits were favorably impacted by the Stevenson Mill and Smurfit-MBI Acquisitions.

Consumer Packaging Segment

        Net sales were comparable to 2002. Shipments of folding cartons increased 2%, primarily as a result of the Arko Acquisition, and shipments of flexible products were also higher. Production of coated recycled boxboard and shipments of our flexible products and multiwall bags were comparable to 2002. The increases in sales volume were partially offset by lower sales prices, particularly for folding cartons and multiwall bags.

        Profits decreased by $40 million due primarily to lower sales prices and product mix and higher costs for energy ($8 million), reclaimed fiber ($3 million) and employee benefits.

Other Operations

        Shipments of reclaimed fiber to third parties were lower in 2003 due to higher internal consumption as a result of the Stevenson Mill Acquisition. The average price of old corrugated containers (OCC) and our total tons of fiber reclaimed and brokered were comparable to 2002. Profits were comparable to 2002.

2002 COMPARED TO 2001

        Income from continuing operations before income taxes and cumulative effect of accounting change was $94 million, a decrease of $46 million compared to 2001. The decline was due primarily to lower segment profits as a result of lower sales prices and a higher loss from early extinguishment of debt. Lower interest expense and the elimination of goodwill amortization partially offset the decline in earnings.

        Consolidated net sales of $7,483 million in 2002 decreased by 3% compared to 2001 due primarily to lower average sales prices for containerboard and corrugated containers. The decrease in sales prices was partially offset by additional sales attributable to the Stevenson Mill Acquisition and other acquisitions. The change in net sales for each of our segments is summarized in the chart below.

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales prices and product mix	$(265)	$(20)	$69	$(216)
Sales volume	23	19	(34)	8

Total	$(242)	$(1)	$35	$(208)

        Cost of goods sold decreased compared to 2001 due to the elimination of goodwill amortization ($89 million), lower energy cost ($46 million) and closures ($119 million). Higher reclaimed fiber cost ($124 million) and the Stevenson Mill Acquisition partially offset the cost decreases. Cost of goods sold as a percent of net sales was 83% in 2002, comparable to 2001.

        Selling and administrative expenses for 2002 were comparable to 2001.

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

        The effective income tax rate for 2002 decreased to 37% compared to 61% for 2001, due primarily to discontinuing nondeductible goodwill amortization upon the adoption of SFAS No. 142. The effective tax rate for 2002 differed from the federal statutory tax rate due to state income taxes. For information concerning income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 4% due primarily to lower average sales prices for containerboard and corrugated containers. The decrease in net sales was partially offset by additional sales attributable to the Stevenson Mill Acquisition.

        Production of containerboard increased by 3% due primarily to the Stevenson Mill Acquisition. Our containerboard mills operated at an average rate of 90.0% of capacity in 2002 compared to 85.4% in 2001. Shipments of corrugated containers increased 2% compared to 2001. Our production of market pulp increased by 4%, SBS production decreased 3% and kraft paper production decreased by 1% compared to 2001.

        Profits decreased by $187 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than 2001 by approximately $53 million. Profits were favorably impacted by the Stevenson Mill Acquisition and lower energy cost. Cost of goods sold as a percent of net sales increased to 83% for 2002 compared to 82% for 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales for 2002 were comparable to 2001. The acquisitions of a multiwall bag plant and a flexible packaging plant in the second half of 2001 favorably impacted net sales by $55 million. Net sales were unfavorably impacted by lower sales volume for folding cartons and consumer bags. Folding carton shipments decreased 4%, while multiwall bag shipments were higher by 5%. The increase in multiwall bag shipments was due to the multiwall acquisition. Production of coated boxboard was 2% higher compared to 2001.

        Profits decreased by $6 million compared to 2001 due primarily to lower sales prices, lower sales volume and higher reclaimed fiber cost. Fiber cost was higher than 2001 by $7 million. Profits were favorably impacted by the acquisitions and lower energy cost. Cost of goods sold as a percent of net sales was 84% for 2002, comparable to 2001.

Other Operations

        Net sales increased 12% due primarily to higher sales prices for reclamation products. Higher demand and tight supplies in the second and third quarters of 2002 caused OCC prices to temporarily escalate. The average price of OCC increased by approximately $30 per ton compared to 2001. Total tons of fiber reclaimed and brokered decreased 2% compared to 2001. Profits of the reclamation operations increased $13 million compared to 2001 due to the higher average sales prices.

LIQUIDITY AND CAPITAL RESOURCES

        The following table presents a summary of our cash flows for the years ended December 31,:

(In millions)	2003	2002	2001
Net cash provided by (used for):
Operating activities	$162	$503	$597
Investing activities	15	(462)	(197)
Financing activities	(171)	(53)	(420)
Effect of exchange rate changes on cash	(2)	2

Net increase (decrease) in cash	$4	$(10)	$(20)

Net Cash Provided By Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2003 decreased $341 million, or 68%, compared to 2002. The decrease was due primarily to lower segment profits, higher contributions to pension plans and litigation payments. Segment profits decreased $258 million compared to 2002 due primarily to higher costs of wood fiber, energy and employee benefits, as well as lower mill operating rates. Contributions to our pension plans were $171 million in 2003 compared to $120 million in 2002 and $44 million in 2001. In addition, we paid $46 million in 2003 related to the settlement of the antitrust class action litigation.

        Reductions in accounts receivable, due primarily to lower product prices, and lower inventory levels favorably impacted operating cash flow in 2003. The decline in accounts payable had an unfavorable impact on operating cash flow. In addition, we had higher payments for severance and restructuring costs in 2003.

Net Cash Provided By (Used For) Investing Activities

        Net cash provided by investing activities was $15 million for the year ended December 31, 2003. The increase compared to 2002 was due primarily to higher proceeds from asset disposals, including the exchange transactions with JS Group, and lower payments on acquisitions. Acquisitions in 2002 included $350 million for the Stevenson Mill Acquisition.

        As explained in "Acquisitions and Exchange Transactions," the exchange transactions with JS Group were completed in March 2003. Cash proceeds of $189 million from these transactions were used to reduce borrowings outstanding under the Stone Container credit facility.

        In May 2003, Jefferson Smurfit (U.S.) sold approximately 81,000 acres of timberland in Alabama and Tennessee and a hardwood sawmill acquired as part of the Stevenson Mill Acquisition to a third party for $38.5 million. The proceeds of the sales were used for general corporate purposes.

        Our 2003 expenditures for property, plant and equipment were comparable to 2002. The $212 million expended for property, plant and equipment included $38 million for environmental projects, $27 million to maintain competitiveness and $147 million for upgrades, modernization and expansion.

Net Cash Used For Financing Activities

        Net cash used for financing activities for the year ended December 31, 2003 increased $118 million compared to 2002. Proceeds from the exercise of stock options of $57 million and net cash provided by operating and investing activities were used to repay debt, pay preferred dividends and fund deferred debt issuance cost.

        In May 2003, Jefferson Smurfit (U.S.) issued $300 million of 7.50% unsecured senior notes due 2013 (the New Jefferson Smurfit (U.S.) Senior Notes). Jefferson Smurfit (U.S.) used the proceeds of this issuance to repay the $175 million Tranche A term loan due March 31, 2005 and $122 million of its outstanding Tranche B term loan due March 31, 2007 and to pay $3 million of fees and other expenses. On July 30, 2003, Jefferson Smurfit (U.S.) completed a registered exchange offer of all of the then outstanding New Jefferson Smurfit (U.S.) Senior Notes for a like principal amount of senior notes which have been registered under the Securities Act of 1933. Jefferson Smurfit (U.S.) did not receive any proceeds from the exchange offer.

        On June 30, 2003, Jefferson Smurfit (U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003, and for future periods through December 31, 2004.

        On November 11, 2003, Stone Container obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of September 30, 2003, and for future periods through December 31, 2004.

        Jefferson Smurfit (U.S.) has a bank credit facility consisting of a $550 million revolving credit facility, of which up to $290 million may consist of letters of credit, and a senior unsecured term loan (Tranche B) aggregating $151 million at December 31, 2003. The Jefferson Smurfit (U.S.) revolving credit facility bears interest at variable rates selected at the option of Jefferson Smurfit (U.S.) equal to adjusted LIBOR plus a margin ranging from 1.5% to 2.5% or ABR plus a margin ranging from 0.5% to 1.5%. Outstanding loans under Jefferson Smurfit (U.S.)'s Tranche B term loan bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.25% or ABR plus a margin ranging from 1.0% to 2.25%. A commitment fee of 0.5% per annum is assessed on the unused portion of the Jefferson Smurfit (U.S.) revolving credit facility. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the Jefferson Smurfit (U.S.) credit agreement.

        Stone Container and its subsidiary, Smurfit-Stone Container Canada Inc., have a bank credit agreement which provides for (i) $1,091 million in term loans in the form of a $933 million Tranche B term loan to Stone Container maturing June 30, 2009 and a $158 million Tranche C term loan to Smurfit-Stone Canada Inc. maturing June 30, 2009 and (ii) a $560 million senior secured revolving credit facility for Stone Container and a $100 million senior secured revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. Up to $200 million of the revolving credit facilities may consist of letters of credit. Loans under Stone Container's Tranche B and Smurfit-Stone Container Canada Inc.'s Tranche C term loans bear interest at rates selected at the option of Stone Container equal to adjusted LIBOR plus a margin ranging from 2.25% to 2.5% or ABR plus a margin ranging from 1.25% to 1.5%. Outstanding loans under Stone Container's and Smurfit-Stone Container Canada Inc.'s revolving credit facilities bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.0% or ABR plus a margin ranging from 1.0% to 2.0%. A commitment fee of 0.5% per annum is assessed on the unused portion of the Stone Container revolving credit facilities. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the Stone Container credit agreement.

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

        The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We expect to remain in compliance with all of the financial covenants contained in our credit agreements. However, if the difficult business conditions we experienced in 2003 continue to persist in 2004, we may need to seek an amendment or waiver to avoid violating certain financial covenants contained in our credit agreements. We believe that we could obtain such an amendment or waiver, if necessary. However, if there is a violation of any of the financial covenants and we are not successful in obtaining an amendment or waiver, a default would occur under the credit agreements, which could result in a material adverse impact on our financial condition.

FUTURE CASH FLOWS

Obligations and Commitments

        At December 31, 2003, our contractual obligations and commitments were as follows:

		Amounts Payable During
(In millions)	Total	2004	2005-06	2007-08	2009 & Beyond
Long-term debt, including capital leases	$4,807	$197	$691	$534	$3,385
Operating leases	371	99	143	72	57
Purchase obligations (1)	835	259	219	128	229
Commitments for capital expenditures (2)	151	145	6
Other long-term liabilities (3)	138	30	65	8	35

Total contractual obligations	$6,302	$730	$1,124	$742	$3,706

(1)
Amounts shown consist primarily of national supply contracts to purchase containerboard, wood, reclaimed fiber, natural gas and other energy resources for which value is received. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(2)
Amounts shown are estimates of future spending on capital projects which were authorized prior to December 31, 2003, but were not completed by December 31, 2003. We intend to hold capital expenditures for 2004 to approximately $225 million.

(3)
Amounts shown consist primarily of severance costs and other rationalization expenditures, antitrust payments and environmental liabilities, which have been recorded in our December 31, 2003 balance sheet. The table does not include our deferred income tax liability, accruals for self-insured losses and pension and other postretirement plans because it is not certain when these liabilities will become due. We contributed $194 million to our pension and other postretirement plans in 2003 and expect to contribute $203 million to such plans in 2004. Future contributions to our pension and other postretirement plans will be dependent upon pending legislation, future changes in discount rates and the earnings performance of our plan assets.

        As previously discussed, our cash flow from operations declined significantly in 2003 as a result of the challenging operating conditions within our industry. We expect an improvement in our cash flow from operations in 2004, provided the economic expansion continues and we are successful in implementing our planned price increases. As of December 31, 2003, we have unused borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities of $281 million and $331 million, respectively.

        Scheduled debt payments, including capital lease payments, for 2004 and 2005 are $197 million and $461 million. Jefferson Smurfit (U.S)'s Accounts Receivable Securitization Program, which has an outstanding balance of $177 million at December 31, 2003, expires in December 2004. Jefferson Smurfit (U.S.) intends to enter into a new accounts receivable program during 2004 to refinance this debt. The revolving credit facilities of Jefferson Smurfit (U.S.) and Stone Container mature in 2005. We are currently evaluating refinancing alternatives, including a combination of Jefferson Smurfit (U.S.) and Stone Container in an effort to simplify and consolidate debt financing activities. As a part of such combination, we may refinance the current senior secured bank financings of each of Jefferson Smurfit (U.S.) and Stone Container into a single senior secured bank facility. Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of our subsidiaries' debt obligations. Our subsidiaries have historically had good access to capital markets and we expect them to be able to repay or refinance their debt maturities on or before the maturity dates. Although we believe that our subsidiaries will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options such as the sale or monetization of assets.

        We expect that all of our cash sources detailed above, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

Contingent Obligations

        We issue standby letters of credit primarily for performance bonds and for self-insurance. Letters of credit are issued under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities, generally have a one-year maturity and are renewed annually. As of December 31, 2003, Jefferson Smurfit (U.S.) and Stone Container had $175 million and $99 million, respectively, of letters of credit outstanding.

        We have certain woodchip processing contracts, which provide for guarantees of third party contractors' debt outstanding, with a security interest in the chipping equipment. Guarantee payments would be triggered in the event of a loan default by any of the contractors. The maximum potential amount of future payments related to all of such arrangements as of December 31, 2003 would be $48 million. Cash proceeds received from liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

Pension Obligations

        As of December 31, 2003, our pension benefit obligations exceeded the fair value of pension plan assets by $880 million, down from $1,046 million at the end of 2002. The decrease in the under-funded status was due primarily to higher contributions, actual returns on plan assets in excess of the assumed returns, and the disposition of the European operations, whose plans were under-funded by $131 million at December 31, 2002. In 2003, we recorded a decrease to the minimum pension liability of $82 million and an increase to other comprehensive income of $50 million, net of tax of $32 million.

Exit Liabilities

        We recorded restructuring charges of $115 million in 2003, including $30 million for exit liabilities, which were principally for severance and benefit cost and facility closure cost. In 2003, we incurred cash expenditures of $6 million for these exit liabilities.

        As explained in our 2002 Annual Report on Form 10-K, we had $52 million of exit liabilities as of December 31, 2002 related primarily to the restructuring of operations in connection with the merger with Stone Container, the acquisition of St. Laurent Paperboard Inc., the Stevenson Mill Acquisition and our restructuring activities. During 2003, we incurred cash expenditures of $10 million for these exit liabilities and reduced environmental exit liabilities by $8 million and lease commitments by $7 million due primarily to the renegotiation of a lease contract. The exit liabilities remaining as of December 31, 2003, including the 2003 restructuring activities, total $51 million. Future cash outlays, principally for severance and benefits cost and long-term lease commitments and facility closure cost, are expected to be $25 million in 2004, $4 million in 2005 and $22 million thereafter. We intend to continue funding exit liabilities through operations as originally planned.

Environmental Matters

        As discussed in Item 1, "Business, Environmental Compliance," we will spend approximately $10 million in 2004 on MACT II of the Cluster Rule, which will substantially complete all of the projects to bring us into compliance with MACT II of the Cluster Rule. We continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I of the Cluster Rule will be approximately $60 million to $70 million, $25 million of which will be spent in 2004 and the remainder in 2005 and 2006. In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on the Cluster Rule projects, we have spent an average of approximately $12 million in each of the last three years on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures, exclusive of the Cluster Rule projects, will be approximately $19 million in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

        At December 31, 2003 and 2002, we had two off-balance sheet financing arrangements with qualified special purpose entities.

        Stone Container has a $265 million accounts receivable securitization program whereby it sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation (SRC). SRC is a wholly-owned non-consolidated subsidiary of Stone Container, and a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. At December 31, 2003, $267 million of accounts receivable had been sold under the program, of which $52 million was retained by Stone Container as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trusts have no recourse to Stone Container for the failure of debtors to pay when due.

        Jefferson Smurfit (U.S.) sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. Jefferson Smurfit (U.S.) received $225 million in cash and $485 million in the form of installment notes, which mature from December 31, 2007 to December 31, 2014. Under Jefferson Smurfit (U.S.)'s program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Notes Holdings LLC (TNH), a wholly-owned subsidiary of Jefferson Smurfit (U.S.) and a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million in cash proceeds and a residual interest in the notes. The residual interest in the accompanying consolidated balance sheet was $43 million at December 31, 2003. TNH and its creditors have no recourse to Jefferson Smurfit (U.S.) in the event of a default on the installment notes.

EFFECTS OF INFLATION

        With the exception of energy, fiber and employee benefits, inflationary increases in operating costs have been moderate during the past three years. Energy and fiber cost increases are strongly influenced by supply and demand factors, and when supplies become tight, we have experienced temporary increases in the cost of these items. We continue to seek ways to mitigate the impact of such cost increases and, to the extent permitted by competition, pass the increased cost on to customers by increasing sales prices over time.

        We use the last-in, first-out method of accounting for approximately 60% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

        Property, plant and equipment acquired in the Stone Container merger, the St. Laurent Paperboard Inc. acquisition and the Stevenson Mill and Smurfit-MBI Acquisitions were recorded at their estimated fair value. As of December 31, 2003, the property, plant and equipment of these entities represented approximately 77% of our consolidated property, plant and equipment. Depreciation charges represent the allocation of historical costs incurred over past years and are less than if they were based on the current cost of productive capacity being consumed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Long-Lived Assets and Goodwill

        We conduct impairment reviews of long-lived assets and goodwill in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No 142, respectively. Such reviews require us to make estimates of future cash flows and fair values. We have performed the required reviews in 2003 and no impairment charges were recognized. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and cost. Our estimates of fair value are determined using a variety of valuation techniques, including pricing of recent industry acquisitions. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.

Idle Paper Machines and Restructurings

        We have excess capacity in our containerboard system due to our policy of producing to meet demand. As a result, we have temporarily shut down two of our paper machines, one located in Fernandina Beach, Florida and the other in Jacksonville, Florida. Our decision to shut down these machines was based upon anticipated supply and demand factors, their locations and operating cost. The Fernandina Beach machine has the capacity to produce approximately 200,000 tons of lightweight linerboard and the Jacksonville machine has the capacity to produce 167,000 tons of medium. No decision has been made to permanently shut down either of these machines, as they may be restarted, subject to future demand and industry conditions. As of December 31, 2003, the Fernandina Beach and Jacksonville machines had net book values of approximately $118 million and $22 million, respectively. For accounting purposes, each of these machines is classified as held and used and continues to be depreciated.

        In recent years, we have closed a number of operating facilities and exited non-core businesses. Identifying and calculating the cost to exit these businesses requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the net realizable value of assets held for sale. We believe our estimates are reasonable, considering our knowledge of the paper industry, previous experience in exiting activities and valuations received from independent third parties in the calculation of such estimates. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Allowance for Doubtful Accounts

        We evaluate the collectibility of accounts receivable on a case-by-case basis and make adjustments to the bad debt reserve for expected losses. We also estimate reserves for bad debts based on historical experience and past due status of the accounts. We perform credit evaluations and adjust credit limits based upon each customer's payment history and credit worthiness. While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

Pension

        The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates applied to plan liabilities. Consulting actuaries assist us in determining these assumptions, which are described in Note 14 of the Notes to Consolidated Financial Statements. In 2003, we adjusted the expected long-term rate of return on plan assets to 9.0%, down from 9.5%, which increased retirement plan expense approximately $8 million in 2003. Effective for 2004, the expected long-term rate of return is 9.0% on U.S. plan assets and 8.0% on foreign plan assets. The discount rate for the U.S. and foreign retirement plans at December 31, 2003 is 6.25% and 6.0%, respectively. The assumed rate for the long-term return on plan assets has been determined based upon target asset allocations and expected long-term rates of return by asset class. We regularly review our asset allocation, periodically rebalance our investments to the targeted allocation and evaluate our actuarial assumptions. Our assumed discount rate is developed using Moody's Average Aa-Rated Corporate

Bonds index as a benchmark. A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $11 million. A decrease in the discount rate of 0.50% would increase our pension obligations by approximately $167 million.

Income Taxes

        Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate. These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes, as well as estimates of our current tax exposures. Based on our evaluation of our tax positions, we believe we are adequately reserved for these matters at December 31, 2003.

        At December 31, 2003, we had deferred tax assets related to net operating loss, alternative minimum tax and investment tax credit carryforwards in the amount of $712 million. Valuation allowances of $208 million have been established for a portion of these deferred tax assets. For additional information see Note 13 of the Notes to Consolidated Financial Statements. The realization of these deferred tax assets is dependent upon future taxable income, and we expect that our deferred tax assets, net of valuation allowances, will be fully realized. Essentially all of our valuation allowances were recorded in the Stone Container purchase price allocation. As a result, if the valuation allowance is reduced, goodwill will be reduced by a corresponding amount. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

        No provision has been made for U.S. federal and state income taxes on the accumulated unremitted earnings of our foreign subsidiaries at Decemer 31, 2003. Our intention is to reinvest these earnings outside the U.S. indefinitely.

        We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In June 2003, we settled with the Internal Revenue Service (IRS) the examination for the years 1995 through 1998, resulting in payment of tax and interest of $50 million. Adequate reserves were available to cover the payment. The IRS is currently examining the years 1999 through 2001. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted. While the ultimate results cannot be predicted with certainty, we believe that the examination will not have a material adverse effect on our consolidated financial condition or results of operations.

Legal and Environmental Contingencies

        Accruals for legal and environmental matters are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such liabilities are developed based on currently available information and require judgments as to probable outcomes. Assumptions are based on historical experience and recommendations of legal counsel. Environmental estimates include assumptions and judgments about particular sites, remediation alternatives and environmental regulations. We believe our accruals are adequate. However, due to uncertainties associated with these assumptions and judgments, as well as potential changes to governmental regulations and environmental technologies, actual costs could differ materially from the estimated amounts.

Self-Insurance

        We self-insure a majority of our workers' compensation and general liability costs subject to specific retention levels for certain policies and coverage. Losses above these retention levels are transferred to insurance companies. In addition, we self-insure 100% of our group health care costs. All of the health care, workers' compensation and general liability claims are handled by third party administrators. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Losses are accrued based upon the aggregate self-insured claims determined by the third party administrators, actuarial assumptions and our historical experience. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation, general liability and group health care costs.

PROSPECTIVE ACCOUNTING STANDARD

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position 106-1, issued in January 2004, related to the Act, we elected to defer recognizing the effects of the Act on our accumulated postretirement benefit obligation and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued, which could require a change to previously reported information.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2003, we have monthly futures contracts to hedge approximately 50% to 60% of our expected natural gas requirements through March 2004. We have monthly futures contracts to hedge approximately 15% of our expected natural gas requirements for the remainder of 2004. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Excluding the impact of future contracts, the potential change in our expected 2004 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse change, would be approximately $18 million. The changes in energy cost discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas futures contracts. See Note 9 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of December 31, 2003, we have monthly Canadian dollar forward purchase contracts to hedge approximately 90% to 100% of our Canadian dollar requirements through June 2004 and 55% of our Canadian dollar requirements for the remainder of 2004.

        We have performed a sensitivity analysis as of December 31, 2003 and 2002,that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. The potential change in fair value resulting from a hypothetical 10% change in the Canadian dollar exchange rate at December 31, 2003 and 2002, would be $29 million and $21 million, respectively. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

        In 2003, 2002 and 2001, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar by 18.2%, (1.4)% and (4.3)%, respectively.

Interest Rate Risk

        Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2003.

        We have performed a sensitivity analysis as of December 31, 2003 and 2002, that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2003 and 2002, a hypothetical 100 basis point adverse change in interest rates would impact interest expense by approximately $19 million and $23 million, respectively.

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

Short and Long-Term Debt

Outstanding as of December 31, 2003 (U.S.$, in millions)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Bank term loans and revolver 3.9% average interest rate (variable)	$11	$335	$28	$145	$11	$1,036	$1,566	$1,564
U.S. accounts receivable securitization 1.2% average interest rate (variable)	177						177	177
U.S. senior notes 9.0% average interest rate (fixed)	2	3	188	69	300	2,150	2,712	2,947
U.S. industrial revenue bonds 7.6% average interest rate (fixed)	1	1	11	2		194	209	209
U.S. industrial revenue bonds 3.4% average interest rate (variable)		120					120	120
Other U.S.	4	1	3	4	2	4	18	18
Other foreign	2	1			1	1	5	5

Total debt	$197	$461	$230	$220	$314	$3,385	$4,807	$5,040

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements:
Management's Responsibility for Financial Statements	30
Report of Independent Auditors	31
Consolidated Balance Sheets—December 31, 2003 and 2002	32
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Operations	33
Consolidated Statements of Stockholders' Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36
The following consolidated financial statement schedule is included in Item 15(a):
II: Valuation and Qualifying Accounts and Reserves	73

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

/s/ PATRICK J. MOORE Patrick J. Moore Chairman, President and Chief Executive Officer

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Smurfit-Stone Container Corporation

        We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations and for stock-based compensation, and in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

St. Louis, Missouri
January 27, 2004

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2003	2002
Assets
Current assets
Cash and cash equivalents	$12	$8
Receivables, less allowances of $38 in 2003 and 2002	528	540
Inventories
Work-in-process and finished goods	255	237
Materials and supplies	456	440

	711	677
Deferred income taxes	146	133
Assets held for sale		552
Prepaid expenses and other current assets	56	55

Total current assets	1,453	1,965
Net property, plant and equipment	4,929	5,110
Timberland, less timber depletion	45	72
Goodwill	3,301	3,195
Investment in equity of non-consolidated affiliates	64	180
Other assets	310	283

	$10,102	$10,805

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$197	$72
Accounts payable	512	541
Accrued compensation and payroll taxes	197	203
Interest payable	98	100
Liabilities held for sale		275
Other current liabilities	167	184

Total current liabilities	1,171	1,375
Long-term debt, less current maturities	4,610	4,918
Other long-term liabilities	1,127	1,207
Deferred income taxes	924	985
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	82	79
Common stock, par value $.01 per share; 400,000,000 shares authorized, 250,547,712 and 244,578,449 issued and outstanding in 2003 and 2002, respectively	3	2
Additional paid-in capital	3,926	3,845
Unamortized restricted stock	(2)	(1)
Retained earnings (deficit)	(1,450)	(1,242)
Accumulated other comprehensive income (loss)	(289)	(363)

Total stockholders' equity	2,270	2,320

	$10,102	$10,805

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)	2003	2002	2001
Net sales	$7,722	$7,483	$7,691
Costs and expenses
Cost of goods sold	6,673	6,247	6,364
Selling and administrative expenses	882	740	744
Restructuring charges	115	24	10
Loss (gain) on sale of assets	5	10	(10)

Income from operations	47	462	583
Other income (expense)
Interest expense, net	(341)	(355)	(455)
Loss from early extinguishment of debt	(3)	(32)	(10)
Other, net	(41)	19	22

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(338)	94	140
Benefit from (provision for) income taxes	140	(35)	(87)

Income (loss) from continuing operations before cumulative effect of accounting change	(198)	59	53
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 in 2003, $15 in 2002 and $16 in 2001	6	24	24
Loss on disposition of discontinued operations, net of income tax provision of $57		(18)

Income (loss) before cumulative effect of accounting change	(192)	65	77
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3	(5)

Net income (loss)	(197)	65	77
Preferred stock dividends and accretion	(11)	(11)	(11)

Net income (loss) available to common stockholders	$(208)	$54	$66

Basic earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.85)	$.20	$.17
Discontinued operations	.02	.09	.10
Loss on disposition of discontinued operations		(.07)
Cumulative effect of accounting change	(.02)

Net income (loss) available to common stockholders	$(.85)	$.22	$.27

Weighted average shares outstanding	246	244	244

Diluted earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.85)	$.20	$.17
Discontinued operations	.02	.09	.10
Loss on disposition of discontinued operations		(.07)
Cumulative effect of accounting change	(.02)

Net income (loss) available to common stockholders	$(.85)	$.22	$.27

Weighted average shares outstanding	246	246	245

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
									Accumulated Other Comprehensive Income (Loss)
(In millions, except share data)	Number of Shares	Par Value, $.01	Number of Shares	Amount	Additional Paid-In Capital	Unamortized Restricted Stock		Retained Earnings (Deficit)		Total
Balance at January 1, 2001	243,567,286	$2	4,599,300	$73	$3,828	$		$(1,362)	$(13)	$2,528
Comprehensive income (loss)
Net income								77		77
Other comprehensive income (loss)
Cumulative effect of accounting change, net of tax expense of $4									5	5
Deferred hedge loss, net of tax benefit of $11									(16)	(16)
Unrealized holding loss on marketable securities, net of tax benefit of $1									(2)	(2)
Foreign currency translation adjustment, net of tax benefit of $2									(3)	(3)
Minimum pension liability adjustment, net of tax benefit of $62									(101)	(101)

Comprehensive income (loss)										(40)
Issuance of common stock under stock option plan	335,075				5					5
Preferred stock dividends and accretion				3				(11)		(8)

Balance at December 31, 2001	243,902,361	2	4,599,300	76	3,833			(1,296)	(130)	2,485
Comprehensive income (loss)
Net income								65		65
Other comprehensive income (loss)
Deferred hedge gain, net of tax expense of $7									11	11
Unrealized holding loss on marketable securities, net of tax of $0									(1)	(1)
Foreign currency translation adjustment, net of tax expense of $4									7	7
Minimum pension liability adjustment, net of tax benefit of $162									(250)	(250)

Comprehensive income (loss)										(168)
Proceeds from stock transaction					1					1
Issuance of common stock under stock option and restricted stock plans	676,088				11		(2)			9
Amortization of restricted stock							1			1
Preferred stock dividends and accretion				3				(11)		(8)

Balance at December 31, 2002	244,578,449	2	4,599,300	79	3,845		(1)	(1,242)	(363)	2,320
Comprehensive income (loss)
Net income (loss)								(197)		(197)
Other comprehensive income (loss)
Deferred hedge gain, net of tax of $0									1	1
Foreign currency translation adjustment, net of tax expense of $13									23	23
Minimum pension liability adjustment, net of tax expense of $32									50	50

Comprehensive income (loss)										(123)
Issuance of common stock under stock option and restricted stock plans	5,969,263	1			81		(1)			81
Preferred stock dividends and accretion				3				(11)		(8)

Balance at December 31, 2003	250,547,712	$3	4,599,300	$82	$3,926		$(2)	$(1,450)	$(289)	$2,270

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(197)	$65	$77
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on disposition of discontinued operations		(39)
Loss from early extinguishment of debt	3	32	10
Cumulative effect of accounting change for asset retirement obligations	8
Depreciation, depletion and amortization	415	401	478
Amortization of deferred debt issuance costs	10	9	11
Deferred income taxes	(203)	92	69
Non-cash restructuring charges	85	18	6
Pension and post-retirement benefits	(62)	(64)	(13)
Loss (gain) on sale of assets	5	8	(10)
Non-cash foreign currency losses (gains)	50	2	(7)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	82	(2)	119
Inventories	31	(6)	61
Prepaid expenses and other current assets	1	1	7
Accounts payable and accrued liabilities	(69)	(12)	(168)
Interest payable	(2)	15	(13)
Income tax benefit on exercise of employee stock options	7	1	1
Other, net	(2)	(18)	(31)

Net cash provided by operating activities	162	503	597

Cash flows from investing activities
Expenditures for property, plant and equipment	(212)	(207)	(189)
Proceeds from property and timberland disposals and sale of businesses	253	108	35
Payments on acquisitions, net of cash received	(26)	(363)	(43)

Net cash provided by (used for) investing activities	15	(462)	(197)

Cash flows from financing activities
Proceeds from long-term debt	300	2,520	1,325
Net repayments of debt	(502)	(2,472)	(1,674)
Net repayments under accounts receivable securitization programs	(10)	(13)	(26)
Debt repurchase premiums		(25)	(14)
Preferred dividends paid	(8)	(8)	(8)
Proceeds from stock transaction		1
Proceeds from exercise of stock options	57	4	4
Deferred debt issuance costs	(8)	(60)	(27)

Net cash used for financing activities	(171)	(53)	(420)

Effect of exchange rate changes on cash	(2)	2

Increase (decrease) in cash and cash equivalents	4	(10)	(20)
Cash and cash equivalents
Beginning of year	8	18	38

End of year	$12	$8	$18

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

        Nature of Operations:    The Company's major operations are containerboard and corrugated containers, consumer packaging and reclamation. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers, folding cartons and bags at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are located principally in North America. Credit is extended to customers based on an evaluation of their financial condition.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $5 million were pledged at December 31, 2003 and 2002, as collateral for obligations associated with the accounts receivable securitization program (See Note 8).

        Revenue Recognition:    The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, products are shipped to external customers and collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold.

        Receivables, Less Allowances:    The Company evaluates the collectibility of accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses, considering such things as ability to pay, bankruptcy, credit ratings and payment history. The Company also estimates reserves for bad debts based on historical experience and past due status of the accounts.

        Inventories:    Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $290 million in 2003 and $236 million in 2002, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $83 million and $70 million at December 31, 2003 and 2002, respectively.

        Net Property, Plant and Equipment:    Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 18 to 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12 to 20 years (See Note 5).

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

        Goodwill and Other Intangible Assets:    Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." For purposes of measuring goodwill impairment, the Company's reporting units are its business segments. Other intangible assets represent the fair value of identifiable intangible assets acquired in purchase business combinations. Other intangible assets are amortized over their expected useful life, unless the assets are deemed to have an indefinite life. Other intangible assets are included in other assets in the Company's December 31, 2003 consolidated balance sheet (See Note 20).

        Deferred Debt Issuance Costs and Losses From Extinguishment of Debt:    Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections," the Company records losses due to early extinguishment as a component of income (loss) from continuing operations rather than as an extraordinary item. Prior periods have been restated to conform to the 2003 presentation.

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

        Marketable Securities:    Net unrealized gains or losses on marketable securities are recorded as accumulated other comprehensive income (loss) in stockholders' equity. There are no marketable securities held at December 31, 2003.

        Income Taxes:    The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 13).

        Foreign Currency Translation:    The functional currency for Canadian operations is the U.S. dollar. Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses which are credited or charged to income. Foreign currency transactional gains or losses are also credited or charged to income.

        The Company's remaining foreign operations' functional currency is the applicable local currency. Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (loss) (See Note 18).

        Derivatives and Hedging Activities:    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 and recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See Note 9).

        Transfers of Financial Assets:    Financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 6).

        Stock-Based Compensation:    At December 31, 2003, the Company has stock-based employee compensation plans, including stock options and restricted stock units ("RSUs") (See Note 16).

        Stock Options:    In the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

        Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 or 2001 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income (loss) available to common stockholders, as reported	$(208)	$54	$66
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(13)	(11)

Pro forma net income (loss) available to common stockholders	$(218)	$41	$55

Earnings per share:
Basic—as reported	$(.85)	$.22	$.27

Basic—pro forma	$(.89)	$.17	$.23

Diluted—as reported	$(.85)	$.22	$.27

Diluted—pro forma	$(.89)	$.17	$.22

        RSUs:    Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of RSUs, immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program and non-vested RSUs are expensed over the vesting period. When non-vested RSUs are issued, unamortized restricted stock compensation is recorded as a reduction of stockholders' equity.

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

        Asset Retirement Obligations:    Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company's asset retirement obligations relate primarily to environmental requirements upon closure of an operating facility. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated (See Note 12).

        Restructuring:    Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Costs associated with exit or disposal activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 4).

        Guarantees:    Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. Disclosure requirements are effective for guarantees issued prior to January 1, 2003 (See Note 11).

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

        Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2003 presentation.

2.     Discontinued Operations and Exchange Transaction

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002. Net sales for the European operations were $192 million for the three months ended March 31, 2003 and $632 million for the year ended December 31, 2002. The results of operations from the European operations have been reclassified as discontinued operations for all periods presented.

        In accordance with SFAS No. 144, the assets and liabilities of the European packaging operations were classified as held for sale in the December 31, 2002 consolidated balance sheet. European packaging operations assets and liabilities as of December 31, 2002 were as follows:

Cash	$15
Receivables	76
Inventories	53
Prepaid expenses and other current assets	6
Net property, plant and equipment	306
Goodwill	92
Investment in equity of non-consolidated affiliates	1
Other assets	3

$552

Current maturities of long-term debt	$4
Accounts payable	49
Accrued compensation and payroll taxes	17
Other current liabilities	15
Long-term debt, less current maturities	8
Other long-term liabilities	138
Deferred income taxes	44

$275

        On March 31, 2003, the Company completed these exchange transactions, resulting in no additional adjustments to the Company's results of operations. Previously, the Company owned 50% of Smurfit-MBI and, as a result of the completed transactions, now owns 100% of Smurfit-MBI. Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The results of operations have been included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation, completed during the fourth quarter of 2003, resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with the Company's original 50% investment, and intangible assets of $45 million which have been allocated to the Containerboard and Corrugated Containers segment.

        On September 30, 2002, the Company sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $94 million for the nine months ended September 30, 2002 and $118 million in 2001. These facilities employed approximately 850 hourly and salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented.

3.     Acquisitions and Stone Merger

Arko

        On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc. ("Arko"), a folding carton producer, for $30 million. The results of operations have been included in the consolidated statement of operations after May 31, 2003. The cost to acquire the operations has been allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation, completed during the fourth quarter of 2003, resulted in goodwill of $12 million and intangible assets of $3 million which have been allocated to the Consumer Packaging segment.

Stevenson Mill

        On September 30, 2002, the Company acquired a corrugating medium mill and related assets from MeadWestvaco Corporation (the "Stevenson Mill Acquisition"). The Stevenson Mill Acquisition included the purchase of a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland. The related results of operations have been included in the consolidated statements of operations after September 30, 2002. The Company paid $350 million for the assets and an additional $25 million in connection with certain financing arrangements (See Note 8).

        The purchase price allocation was completed during the first quarter of 2003 and the Company did not record any goodwill related to the transaction. Included in the allocation of the cost of the Stevenson Mill Acquisition is the adjustment to fair value of property and equipment associated with the permanent shutdown of three corrugated container plants, liabilities for the termination of certain employees and liabilities for lease commitments and facility closure costs.

Packaging Services Group

        In August 2002, the Company acquired two corrugating facilities from Packaging Services Group for $13 million. The results of operations of the two facilities have been included in the consolidated statements of operations of the Company after August 31, 2002. The purchase price allocation resulted in acquired goodwill of $9 million to the Containerboard and Corrugated Containers segment.

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

        The following table is a summary of the remaining exit liabilities recorded as part of the acquisitions and Stone Merger.

	Severance		Lease Commitments	Other Commitments	Facility Closure Costs		Total
Balance at January 1, 2001		$3	$20	$15	$		$38
Payments		(3)	(4)	(5)			(12)
Adjustments		1		1			2

Balance at December 31, 2001		1	16	11			28
Stevenson Mill Acquisition		5	1			1	7
Payments		(1)	(1)	(1)			(3)
Adjustments			(4)				(4)

Balance at December 31, 2002		5	12	10		1	28
Payments		(5)	(1)				(6)
Adjustments			(7)	(8)			(15)

Balance at December 31, 2003	$		$4	$2		$1	$7

        The $7 million reduction to lease commitments in 2003 is due primarily to the renegotiation of a lease contract. The $8 million reduction to other commitments in 2003 is due primarily to the reduction of the environmental exit liabilities associated with a containerboard mill.

        The $4 million reduction to the lease commitments exit liabilities in 2002 is due primarily to the expiration of an equipment removal commitment associated with a containerboard mill.

        Future cash outlays under the exit liabilities are anticipated to be $2 million in 2004, $1 million in 2005, $1 million in 2006 and $3 million thereafter.

4.     Restructurings

        The Company has recorded various restructuring charges related to the rationalization of its containerboard mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities.

        During 2003, the Company announced its plan to rationalize operations and further reduce costs in its containerboard mill, boxboard mill and packaging operations in response to market conditions. The Company permanently closed its Thunder Bay, Ontario, corrugating medium mill, temporarily idled one of two paper machines at its Jacksonville, Florida, containerboard mill, permanently closed one of two paper machines at its Philadelphia, Pennsylvania, coated recycled boxboard mill, closed six converting facilities and reduced the salaried work force primarily in its corrugated containers operations.

        The Company recorded restructuring charges of $115 million in 2003. The assets of the shutdown operations were adjusted to the estimated net realizable value resulting in an $85 million non-cash charge primarily related to the write-down of fixed assets at the Thunder Bay and Philadelphia mills. The shutdowns resulted in approximately 1,000 employees being terminated. The net sales and operating loss of these shutdown operations in 2003 prior to closure were $78 million and $10 million, respectively. The net sales and operating loss of these shutdown operations in 2002 were $129 million and $2 million, respectively. The net sales and operating income of these shutdown operations in 2001 were $138 million and $6 million, respectively. No significant additional charges related to these shutdown operations are expected.

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

        The following is a summary of the restructuring liabilities recorded:

	Write-down of Property and Equipment to Fair Value		Severance and Benefits	Lease Commitments	Facility Closure Costs	Other		Total
Balance at January 1, 2001	$		$4	$17	$11		$2	$34
Charge		6	2	1	1			10
Payments			(4)	(2)	(2)		(1)	(9)
Non-cash reduction		(6)						(6)

Balance at December 31, 2001			2	16	10		1	29
Charge		18	5	1				24
Payments			(7)	(3)			(1)	(11)
Non-cash reduction		(18)						(18)

Balance at December 31, 2002				14	10			24
Charge		85	23	1	6			115
Payments			(6)	(3)	(1)			(10)
Non-cash reduction		(85)						(85)

Balance at December 31, 2003	$		$17	$12	$15	$		$44

Cash Requirements

        Future cash outlays under the restructuring of operations are anticipated to be $23 million in 2004, $3 million in 2005, $3 million in 2006 and $15 million thereafter.

5.     Net Property, Plant and Equipment

        Net property, plant and equipment at December 31 consist of:

	2003	2002
Land	$174	$158
Buildings and leasehold improvements	712	701
Machinery, fixtures and equipment	6,152	6,059
Construction in progress	92	92

	7,130	7,010
Less accumulated depreciation	(2,201)	(1,900)

Net property, plant and equipment	$4,929	$5,110

        Depreciation expense was $406 million, $376 million and $362 million for 2003, 2002 and 2001, respectively, excluding depreciation expense related to discontinued operations of $7 million in 2003, $25 million in 2002 and $25 million in 2001. Property, plant and equipment include capitalized leases of $25 million and $46 million and related accumulated amortization of $16 million and $34 million at December 31, 2003 and 2002, respectively.

6.     Transfers of Financial Assets

Stone Receivables Securitization Program

        The Company has a $265 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation ("SRC"), a wholly owned non-consolidated subsidiary of the Company. SRC transfers the receivables to a trust for which it has sold beneficial interests to third-party investors. The Company has retained servicing responsibilities and a subordinated interest in the trust. The Company receives annual servicing fees of 1% of the unpaid balance of the receivables and rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted. The investors and securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due.

        SRC is a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC, for which the Company did not retain an interest, are not included in the Company's consolidated balance sheets.

        At December 31, 2003 and 2002, $267 million and $270 million, respectively, of accounts receivable had been sold under the program, of which $52 million and $59 million, respectively, were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $4 million and $5 million in 2003 and 2002, respectively, which is included in other, net in the consolidated statements of operations.

        Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2003	December 31, 2003	Year Ended December 31, 2002	December 31, 2002
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	2.65%-5.28%	5.28%	2.44%-5.72%	5.50%
Variable return to investors	LIBOR plus 50 to 180 points	1.72%	LIBOR plus 50 to 180 basis points	1.98%

        At December 31, 2003, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

        The table below summarizes certain cash flows received from SRC:

	2003	2002
Cash proceeds from sales of receivables	$2,737	$2,775
Servicing fees received	3	3
Other cash flows received on retained interest	12	5

Timberland Sale and Note Monetization

        The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

        The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Notes Holding LLC, a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest was $43 million and $41 million at December 31, 2003 and 2002, respectively. The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2003, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

7.     Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations.

        At December 31, 2002, the Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 2). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and, as such, is included in the summarized financial information below for all periods through March 31, 2003. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003. Smurfit-MBI had net sales of $430 million for the year ended December 31, 2002.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	2003	2002
Results of operations:
Net sales	$373	$651
Cost of sales	328	562
Income before income taxes, minority interest and extraordinary charges	13	43
Net income	11	42
	December 31, 2003	December 31, 2002
Financial position:
Current assets	$90	$156
Non-current assets	80	145
Current liabilities	57	92
Non-current liabilities	66	117
Stockholders' equity	47	92

8.     Long-Term Debt

        Long-term debt as of December 31 is as follows:

Bank Credit Facilities

	2003		2002
JSC(U.S.)
Tranche A Term Loan	$		$175
Tranche B Term Loan (4.4% weighted average variable rate), payable in various installments through March 31, 2007		151	274
Revolving Credit Facility (4.2% weighted average variable rate), due March 31, 2005		94	73
Stone
Tranche B Term Loan (3.7% weighted average variable rate), payable in various installments through June 30, 2009		933	950
Tranche C Term Loan (3.7% weighted average variable rate), payable in various installments through June 30, 2009		158	350
Revolving credit facility (4.6% weighted average variable rate), due December 31, 2005		230	154

		1,566	1,976
Accounts Receivable Securitization Program Borrowings
JSC(U.S.) accounts receivable securitization program borrowings (1.2% weighted average variable rate), due in December 2004		177	188
Senior Notes
JSC(U.S.)
9.75% unsecured senior notes, due April 1, 2003			26
8.25% unsecured senior notes, due October 1, 2012		700	700
7.50% unsecured senior notes, due June 1, 2013		300
Stone
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007		75	77
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $2 and $3)		187	203
9.25% unsecured senior notes, due February 1, 2008		300	300
9.75% unsecured senior notes, due February 1, 2011		750	750
8.375% unsecured senior notes, due July 1, 2012		400	400

		2,712	2,456
Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 8.3%), payable in varying annual payments through 2027		187	198
Variable rate industrial revenue bonds (3.4% weighted average variable rate), payable in varying annual payments through 2035		120	120
Other (including obligations under capitalized leases of $12 and $16)		45	52

		352	370

Total debt		4,807	4,990
Less current maturities		(197)	(72)

Total long-term debt		$4,610	$4,918

        The amounts of total debt outstanding at December 31, 2003 maturing during the next five years are as follows:

2004	$197
2005	461
2006	230
2007	220
2008	314
Thereafter	3,385

JSC(U.S.) Bond Offerings

        In May 2003, JSC(U.S.) completed an offering of $300 million of 7.50% unsecured senior notes due 2013. The Company used the proceeds of this issuance to repay the $175 million Tranche A term loan borrowings and $122 million of the outstanding Tranche B term loan borrowings under the JSC(U.S.) credit agreement. In addition, JSC(U.S.) used the proceeds to pay fees and expenses of $3 million related to this transaction. A loss of $2 million was recorded due to early extinguishment of debt.

        In September 2002, JSC(U.S.) completed an offering of $700 million of 8.25% unsecured senior notes due 2012. JSC(U.S.) used the proceeds of this issuance in part to repurchase $474 million of the 9.75% unsecured senior notes due 2003, pay related call premiums of $18 million and pay issuance costs of $12 million. The remaining portion of the 8.25% unsecured senior note proceeds was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. A loss of $19 million was recorded due to the early extinguishment of debt.

Stone Bond Offering

        In June 2002, Stone completed an offering of $400 million of 8.375% unsecured senior notes due 2012. Stone used the proceeds of this issuance along with additional borrowings of $52 million under its revolving credit facility to redeem $443 million of secured term loans (Tranche C, D and E) due October 1, 2003 outstanding under its credit agreement. In addition, Stone used the proceeds to pay fees and other expenses of $9 million related to this transaction. A loss of $1 million was recorded in 2002 due to the early extinguishment of debt.

Bank Credit Facilities

JSC(U.S.) Credit Agreement

        JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility"), of which up to $290 million may consist of letters of credit, and one senior secured term loan (Tranche B) aggregating $151 million at December 31, 2003. A commitment fee of 0.5% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 2003, the unused portion of the Revolving Credit Facility, after giving consideration to outstanding letters of credit, was $281 million.

        On June 30, 2003, JSC(U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

        In December 2002, JSC(U.S.) completed the assumption of the industrial revenue bonds associated with the Stevenson Mill Acquisition, including the payment of $25 million to MeadWestvaco Corporation. All rights and obligations under the indentures and lease agreements have been assumed by JSC(U.S.). The revenue bonds were remarketed on December 19, 2002, with a variable rate of interest with proceeds of $120 million. The revenue bonds are secured by letters of credit in the amount of $122 million issued under the JSC(U.S.) Credit Agreement. Because the maturity of the JSC(U.S.) Credit Agreement is 2005, the $120 million has been classified as a 2005 maturity. However, it is the Company's intent to maintain the JSC(U.S.) Credit Agreement and therefore to maintain the stated maturity of the bonds through 2035.

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

Stone Credit Agreement

        Stone has a bank credit agreement which provides for two senior secured term loans (Tranche B and Tranche C term loans), aggregating $1,091 million at December 31, 2003 with maturities of June 30, 2009, and a $660 million senior secured revolving credit facility, of which up to $200 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Stone Credit Agreement"). Stone pays a 0.5% commitment fee on the unused portions of its revolving credit facility. At December 31, 2003, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $331 million.

        Stone and Smurfit-Stone Container Canada Inc., a subsidiary of Stone, established the Stone Credit Agreement in July 2002. The term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The credit facilities bear interest at rates selected at the option of Stone, equal to LIBOR plus 2.50% or alternate base rate ("ABR") plus 1.50%, in the case of the term loan facilities and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The Stone Credit Agreement also permits: (i) the distribution of SSCC common stock by JS Group to its stockholders, which otherwise would have constituted a change of control event of default, (ii) a subsidiary of Stone to make an offer to repurchase the 11.5% unsecured senior notes due 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made and (iii) the merger of Stone and JSC(U.S.) under certain circumstances. The refinancing of the previous credit agreement resulted in a loss of $7 million in 2002 from the early extinguishment of debt.

        On November 11, 2003, Stone obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of September 30, 2003 and for future periods through December 31, 2004.

        In March 2003, the Company repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 2) and other asset sales. A loss of $1 million was recorded due to the early extinguishment of debt.

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

        The obligations of Smurfit-Stone Container Canada Inc. under the Stone Credit Agreement are unconditionally guaranteed by Stone, the material U.S. subsidiaries of Stone and the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of Stone under the Stone Credit Agreement are secured by a security interest in substantially all of the assets of Stone and its material U.S. subsidiaries, 100% of the capital stock of Stone's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing Stone's obligations under the Stone Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Credit Agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, by the same U.S. assets and capital stock that secure Stone's obligations under the Stone Credit Agreement and by all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the Stone Credit Agreement excludes three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

Accounts Receivable Securitization Program Borrowings

        JSC(U.S.) currently has a $255 million accounts receivable securitization program (the "Securitization Program"). The Securitization Program provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a liquidity loan facility. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $78 million available for additional borrowing at December 31, 2003, subject to eligible accounts receivable.

        The Securitization Program expires in December 2004. As a result, borrowings under the Securitization Program are classified as current maturities. It is the Company's intent to enter into a new accounts receivable securitization program during 2004 to refinance this debt on a long-term basis.

Senior Notes

JSC(U.S.)

        The JSC(U.S.) 8.25% unsecured senior notes of $700 million at December 31, 2003 are redeemable in whole or in part at the option of JSC(U.S.) beginning on October 1, 2007 at a price of 104.125% plus accrued interest. The redemption price will decline each year after 2007 and beginning on October 1, 2010 will be 100% of the principal amount, plus accrued interest.

        The JSC(U.S.) 7.50% unsecured senior notes of $300 million at December 31, 2003 are redeemable in whole or in part at the option of JSC(U.S.) beginning on June 1, 2008 at a price of 103.75% plus accrued interest. The redemption price will decline each year after 2008 and beginning on June 1, 2011 will be 100% of the principal amount, plus accrued interest.

        In April 2003, JSC(U.S.) repaid its $26 million 9.75% unsecured senior notes at maturity with borrowings under the JSC(U.S.) Revolving Credit Facility.

        The senior notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Stone

        Stone's senior notes aggregating $1,337 million at December 31, 2003 are redeemable in whole or in part at the option of the Company at various dates, at par plus a weighted average premium of 3.99%. The 9.25% unsecured senior notes aggregating $300 million are not redeemable prior to maturity. The senior notes rank pari passu with the Stone Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the Stone Credit Agreement.

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

        In April 2002, Stone redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due 2016 and paid $7 million in call premiums and other expenses from borrowings under the revolving credit facility. A loss of $5 million was recorded due to the early extinguishment of debt.

        The 8.45% mortgage notes are secured by the assets of 37 Stone corrugated container plants.

Other

        Interest costs capitalized on construction projects in 2003, 2002 and 2001 totaled $6 million, $4 million and $4 million, respectively. Interest payments on all debt instruments for 2003, 2002 and 2001 were $341 million, $337 million and $471 million, respectively.

9.     Derivative Instruments and Hedging Activities

        SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

        Upon adoption of SFAS No. 133 in 2001, the Company recorded a cumulative effect of an accounting change gain of approximately $5 million (net of tax of $4 million) in OCI.

        The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is one year. For the years ended December 31, 2003 and 2002, the Company reclassified a $4 million gain (net of tax) and a $7 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2003 and 2002 is a $2 million gain and a $3 million gain, respectively, included in other current assets. At December 31, 2003 and 2002, the Company recorded a $3 million loss and a $1 million loss, respectively, in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying for hedge accounting.

        For the years ended December 31, 2003 and 2002, the Company recorded a $3 million loss and a $1 million loss, respectively, in cost of goods sold on settled commodity future contracts, related to the ineffective portion of hedges and contracts not qualifying for hedge accounting.

Foreign Currency Forward Contracts

        The Company enters into foreign currency contracts with financial institutions to purchase Canadian dollars and euros, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. During 2003, the Company recorded a $9 million gain (net of tax) in cost of goods sold related to the foreign currency contracts. For the year ended December 31, 2003, the Company reclassified a $2 million loss (net of tax) from OCI related to the recognition of the euro forward contracts. The fair value of the Company's foreign currency contracts at December 31, 2003 and 2002 is a $2 million gain included in other current assets and a $4 million loss included in other current liabilities, respectively. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $1 million (net of tax) at December 31, 2003. There is no cumulative deferred hedge loss on commodity and foreign currency contracts at December 31, 2002. The Company expects to reclassify $1 million into cost of goods sold during 2004.

10.   Leases

        The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Certain leases contain renewal options for varying periods, and others include options to purchase the leased property during or at the end of the lease term. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2004	$99
2005	78
2006	65
2007	44
2008	28
Thereafter	57

Total minimum lease payments	$371

        Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $145 million, $158 million and $161 million for 2003, 2002 and 2001, respectively.

11.   Guarantees

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2003 and 2002, the maximum potential amount of future payments related to these guarantees was approximately $48 million and $57 million, respectively, which decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

12.   Asset Retirement Obligations

        Upon adoption of SFAS No. 143 in 2003, the Company recorded an increase in net property, plant and equipment of $2 million, an asset retirement obligation liability of $10 million and a charge for the cumulative effect of an accounting change of $5 million, net of income taxes of $3 million. The net cumulative effect charge reflected the offset of a $5 million accrual recorded under the Company's previous accounting for landfills. The net effect of SFAS No. 143 on the current year statement of operations is immaterial. The pro forma effect of adoption on the statements of operations for the years ended December 31, 2002 and 2001 was also immaterial.

        The following provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2003	$15
Accretion expense
Adjustments	(2)

Balance at December 31, 2003	$13

        The 2003 adjustment relates to the closure of a containerboard mill and the reclassification of the liability to a restructuring accrual.

13.   Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2003	2002
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,447)	$(1,523)
Inventory	(49)	(57)
Investments in affiliates	(17)	(16)
Timber installment sale	(134)	(134)
Other	(5)	(31)

Total deferred tax liabilities	(1,652)	(1,761)

Deferred tax assets
Employee benefit plans	240	351
Net operating loss, alternative minimum tax and tax credit carryforwards	712	645
Deferred gain	7	9
Purchase accounting liabilities	14	32
Deferred debt issuance costs	4	5
Restructuring	17	8
Other	88	67

Total deferred tax assets	1,082	1,117
Valuation allowance for deferred tax assets	(208)	(208)

Net deferred tax assets	874	909

Net deferred tax liabilities	$(778)	$(852)

        At December 31, 2003, the Company had approximately $1,402 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2023, with a tax value of $491 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. The Company had net operating loss carryforwards for state purposes with a tax value of $121 million, which expire from 2004 to 2023. A valuation allowance of $56 million has been established for a portion of these deferred tax assets. Further, the Company had approximately $12 million of net operating loss carryforwards for Canadian tax purposes that expire from 2006 to 2007, with a tax value of $4 million, and Canadian investment tax credits that expire from 2004 to 2011, with a tax value of $10 million. The Company had approximately $86 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

        No provision has been made for U.S. federal and state income taxes on the accumulated unremitted earnings of the Company's foreign subsidiaries at December 31, 2003. The Company's intention is to reinvest these earnings outside the U.S. indefinitely.

        Benefit from (provision for) income taxes on income (loss) from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	2003		2002		2001
Current
Federal	$		$		$(3)
State and local		(1)		(5)	(6)
Foreign		(8)		(9)	(8)

Total current expense		(9)		(14)	(17)
Deferred
Federal		113		(6)	(52)
State and local		22			(10)
Foreign		14		(15)	(8)

Total deferred benefit (expense)		149		(21)	(70)

Total benefit from (provision for) income taxes		$140		$(35)	$(87)

        The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes and cumulative effect of accounting change as follows:

	2003	2002	2001
U.S. federal income tax benefit (provision) at federal statutory rate	$118	$(33)	$(49)
Permanent differences from applying purchase accounting			(32)
Other permanent differences	7		2
State income taxes, net of federal income tax effect	15	(2)	(8)

Total benefit from (provision for) income taxes	$140	$(35)	$(87)

        Other permanent differences in 2003 include a $12 million benefit related to the resolution of certain prior year tax matters.

        The components of the income (loss) from continuing operations before income taxes and cumulative effect of accounting change are as follows:

	2003	2002	2001
United States	$(325)	$14	$85
Foreign	(13)	80	55

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(338)	$94	$140

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations. The Company has settled the examination for the years 1995 through 1998, resulting in the payment of tax and interest of $50 million. Adequate reserves were available to cover the payment.

        The Company made income tax payments of $64 million, $47 million and $37 million in 2003, 2002 and 2001, respectively.

14.   Employee Benefit Plans

Defined Benefit Plans

        The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations. The Company's pension plans' weighted-average asset allocations at December 31, by asset category are as follows:

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Cash equivalents	7%	8%	1%	1%
Debt securities	28%	32%	42%	47%
Equity securities	63%	58%	54%	51%
Real estate			3%	1%
Other	2%	2%

Total	100%	100%	100%	100%

        Equity securities for the U.S. plans at December 31, 2003 and 2002 include 2.7 million shares of SSCC common stock with a market value of approximately $49 million and $41 million, respectively (3% of total U.S. plan assets).

        The primary objective of the Company's investment policy is to provide eligible employees with scheduled pension benefits. The basic strategy of this investment policy is to earn the highest risk adjusted rate of return on assets consistent with prudent investor standards identified in the Employee Retirement Income Security Act of 1974 for the U.S. Plans and the Quebec Supplemental Pension Plans Act and other applicable legislation in Canada for the Canadian plans. In identifying the target asset allocation that would best meet the above policy, consideration is given to a number of factors including the various pension plans' demographic characteristics, the long-term nature of the liabilities, the sensitivity of the liabilities to interest rates and inflation, the long-term return expectations and risks associated with key asset classes as well as their return correlation with each other, diversification among asset classes and other practical considerations for investing in certain asset classes. The target asset allocation for the pension plans during a complete market cycle is as follows:

	U.S. Plans	Canadian Plans
Equity securities	60%	52%
Debt securities	35%	45%
Alternative asset classes	5%	3%

        The pension plans for the discontinued European operations (See Note 2) are included in the following defined benefit plan tables through March 31, 2003. The projected benefit obligation and under funded status of the European operations at December 31, 2002 were $131 million. There were no plan assets for these pension plans. Pension expense for the European operations was $2 million, $7 million and $6 million for 2003, 2002 and 2001, respectively.

Postretirement Health Care and Life Insurance Benefits

        The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The discontinued European operations do not participate in these plans. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") at December 31 are as follows:

	2003	2002
U.S. Plans
Health care cost trend rate assumed for next year	12.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2009
Foreign Plans
Health care cost trend rate assumed for next year	8.70-9.60%	9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.80%
Year the rate reaches the ultimate trend rate	2010	2010

        The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2003 by $24 million and $20 million, respectively, and would increase/(decrease) the annual net periodic postretirement benefit cost by $2 million and $1 million, respectively, for 2003.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its APBO and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued, which could require a change to previously reported information.

        The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003		2002
Change in benefit obligation:
Benefit obligation at January 1	$2,629	$2,348		$235		$231
Service cost	61	53		6		5
Interest cost	176	161		17		16
Acquisition	151			25
Divestiture	(133)
Amendments	13	26		(2)		(11)
Settlements	(1)
Curtailments	(7)	(2)		(1)		(1)
Actuarial loss	164	151		31		19
Plan participants' contributions	5	3		14		11
Benefits paid and expected expenses	(144)	(134)		(37)		(35)
Foreign currency rate changes	115	23		8

Benefit obligation at December 31	$3,029	$2,629		$296		$235

Change in plan assets:
Fair value of plan assets at January 1	$1,583	$1,714	$		$
Acquisition	100
Actual return on plan assets	352	(125)
Settlements	(1)
Employer contributions	171	120		23		24
Plan participants' contributions	5	3		14		11
Benefits paid	(141)	(132)		(37)		(35)
Foreign currency rate changes	80	3

Fair value of plan assets at December 31	$2,149	$1,583	$		$

Over (under) funded status:	$(880)	$(1,046)		$(296)		$(235)
Unrecognized actuarial loss	724	756		98		66
Unrecognized prior service cost (benefit)	82	80		(22)		(20)

Net amount recognized	$(74)	$(210)		$(220)		$(189)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(650)	$(868)		$(220)		$(189)
Intangible asset	83	83
Accumulated other comprehensive (income) loss	493	575

Net amount recognized	$(74)	$(210)		$(220)		$(189)

        The increase/(decrease) in the minimum pension liability included in other comprehensive (income) loss is $(82) million and $412 million for the years ended December 31, 2003 and 2002, respectively.

        The accumulated benefit obligation for all defined benefit pension plans was $2,798 million and $2,449 million at December 31, 2003 and 2002, respectively.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,021 million, $2,792 million and $2,142 million, respectively, as of December 31, 2003 and $2,629 million, $2,449 million and $1,583 million as of December 31, 2002.

        The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2003	2002	2001	2003	2002	2001
Service cost	$61	$53	$47	$6	$5	$4
Interest cost	176	161	156	17	16	15
Expected return on plan assets	(174)	(177)	(176)
Amortization of prior service cost (benefit)	10	9	7	(3)	(2)
Amortization of net (gain) loss	37	8	(2)	5	4
Multi-employer plans	9	8	6

Net periodic benefit cost	$119	$62	$38	$25	$23	$19

        The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003	2002
U.S. Plans
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Foreign Plans
Discount rate	6.00%	5.50-6.50%	6.00%	6.50%
Rate of compensation increase	3.65%	2.00-3.25%	N/A	N/A

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003	2002
U.S. Plans
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	9.00%	9.50%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Foreign Plans
Discount rate	5.50-6.75%	6.50%	6.50-6.75%	6.50%
Expected long-term return on plan assets	9.00%	9.50%	N/A	N/A
Rate of compensation increase	2.00-3.75%	3.25%	N/A	N/A

        Effective January 1, 2004, the expected long-term rate of return using the current target asset allocation for U.S. and foreign pension plans is 9.0% and 8.0%, respectively. The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.

        The Company expects to contribute $174 million to its qualified defined benefit plans in 2004. The Company expects to pay benefits of $29 million to its non-qualified defined benefit plans and postretirement plans in 2004.

Savings Plans

        The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $23 million, $23 million and $22 million in 2003, 2002 and 2001, respectively.

15.   Preferred Stock

        The holders of the Company's preferred stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances. SSCC had approximately 4.6 million shares of the preferred stock issued and outstanding as of December 31, 2003 and 2002. Preferred stock dividends of $8 million were paid during 2003 and 2002. Preferred stock accretion of $3 million was charged to retained earnings (deficit) in 2003 and 2002. The holders of preferred stock are not entitled to voting rights on matters submitted to the Company's stockholders. The preferred stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC common stock for each share of preferred stock), subject to adjustment based on certain events. The preferred stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures due February 15, 2012. The preferred stock is redeemable at the Company's option until February 15, 2012, at which time the preferred stock must be redeemed. The preferred stock may be redeemed, at the Company's option, with cash or SSCC common stock with an equivalent fair value. The redemption price is 100% of the liquidation preference. It is the Company's intention to redeem the preferred stock with SSCC common stock. The liquidation preference is $25 per share plus dividends accrued and unpaid.

16.   Stock Option and Incentive Plans

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

        The performance awards permit the holder to receive amounts, denominated in shares of Company common stock, based on the Company's performance during the period between the date of grant and a pre-established future date. Performance criteria, the length of the performance period and the form and time of payment of the award are established separately for each grant. There were no performance awards outstanding under the 1998 Plan at December 31, 2003 and 2002.

        During 2001, the Company revised its annual management incentive plan so that a portion of annual employee bonuses is paid in the form of RSUs under the 1998 Plan. The RSUs are non-transferable and do not have voting rights. These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date. The Company pays a premium on the employee bonuses in the form of RSUs ("Premium RSUs") to certain employees. Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date. In 2003, the Company issued approximately 350,000 vested RSUs and 75,000 related Premium RSUs at $14.05 per share. In 2002, the Company issued approximately 310,000 vested RSUs and 70,000 related Premium RSUs at $14.62 per share. In addition, in 2002, 75,000 non-vested RSUs, which vest in three to five years, were awarded at $15.95 per share.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options issued subsequent to December 31, 1994 under the fair value method (See Note 1). The pro forma net income information required by SFAS No. 123 is not likely to be representative of the effects on reported net income for future years. The fair value of options included in the pro forma information for 2003, 2002 and 2001 and options included in the 2003 consolidated statement of operations was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected option life (years)	6	6	6
Risk-free weighted average interest rate	3.16%	4.81%	5.08%
Stock price volatility	41.00%	41.00%	55.00%
Dividend yield	0.0%	0.0%	0.0%

        The weighted average fair values of options granted during 2003, 2002 and 2001 were $6.23, $7.88 and $8.23 per share, respectively.

        Additional information relating to the plans is as follows:

	Shares Under Option	Option Price Range	Weighted Average Exercise Price
Outstanding at January 1, 2001	16,235,571	$10.00 - $23.38	$12.90
Granted	2,779,650	14.00 - 14.96	14.42
Exercised	328,325	10.00 - 15.81	12.80
Cancelled	568,047	10.00 - 22.35	14.21

Outstanding at December 31, 2001	18,118,849	10.00 - 23.38	13.09
Granted	2,379,760	13.12 - 17.03	16.71
Exercised	359,733	10.00 - 15.81	12.00
Cancelled	88,785	10.56 - 22.35	16.27

Outstanding at December 31, 2002	20,050,091	10.00 - 23.38	13.52
Granted	3,083,945	13.53 - 14.44	14.09
Exercised	5,601,332	10.00 - 17.03	11.65
Cancelled	207,801	10.00 - 22.35	16.16

Outstanding at December 31, 2003	17,324,903	10.00 - 23.38	14.20

        The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Price Exercise	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$10.00 - $12.50	1,616,698	$10.99	3.51	1,537,136	$11.01
12.69 - 13.53	5,954,971	13.09	5.27	4,044,615	13.12
14.00 - 16.13	7,047,504	14.46	7.16	2,977,540	14.42
17.03 - 23.38	2,705,730	17.86	6.88	1,119,805	18.39

	17,324,903			9,679,096

        The number of options exercisable at December 31, 2002 and 2001 was 12,693,534 and 11,565,978, respectively. As of December 31, 2003, 1,975,698 shares were available for grant under the 1998 Plan.

17.   Stockholder Rights Plan

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

18.   Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability		Unrealized Gain (Loss) on Marketable Securities		Deferred Hedge Gain (Loss)		Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2001	$(16)	$			$3	$		$(13)
Cumulative effect of accounting change							5	5
Net changes in fair value of hedging transactions							(22)	(22)
Net loss reclassified into earnings							6	6
Current period change	(3)		(101)		(2)			(106)

Balance at December 31, 2001	(19)		(101)		1		(11)	(130)
Net changes in fair value of hedging transactions							4	4
Net loss reclassified into earnings							7	7
Current period change	7		(250)		(1)			(244)

Balance at December 31, 2002	(12)		(351)					(363)

Net changes in fair value of hedging transactions							3	3
Net gain reclassified into earnings							(2)	(2)
Exchange transaction (See Note 2)	20							20
Current period change	3		50					53

Balance at December 31, 2003	$11		$(301)	$			$1	$(289)

19.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002		2001
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change	$(198)		$59		$53
Preferred stock dividends and accretion	(11)		(11)		(11)

Income (loss) available to common stockholders	$(209)		$48		$42
Denominator:
Denominator for basic earnings per share— weighted average shares	246		244		244
Effective of dilutive securities:
Employee stock options			2		1

Denominator for diluted earnings per share— adjusted weighted average shares and assumed conversions	246		246		245

Basic earnings per share from continuing operations before cumulative effect of accounting change	$(.85)	$	..20	$	..17

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$(.85)	$	..20	$	..17

        Convertible preferred stock to acquire three million shares of common stock with an effect of $11 million on net income (loss) available to common stockholders is excluded from the diluted earnings per share computation because they are antidilutive for all years presented. Employee stock options are excluded from the diluted earnings per share calculation for 2003 because they are antidilutive.

20.   Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional and annual impairment tests and determined there to be no goodwill impairment.

Goodwill

        The following table summarizes the activity of goodwill by segment:

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2002	$2,928	$278	$3,206
Goodwill acquired	9		9
Goodwill included in gain (loss) on disposition of discontinued operations		(6)	(6)
Goodwill reduced as a result of settlement of purchase accounting income tax contingencies	(9)	(5)	(14)

Balance at December 31, 2002	2,928	267	3,195
Goodwill acquired	94	12	106

Balance at December 31, 2003	$3,022	$279	$3,301

        During 2003, goodwill of $94 million, including a reclassification of $52 million associated with the Company's original 50% investment, was acquired in connection with the Smurfit-MBI exchange transaction (See Note 2) and $12 million was acquired in connection with the acquisition of Arko (See Note 3).

        During 2002, goodwill of $9 million was acquired in connection with the acquisition of two corrugated container facilities from Packaging Services Group. Goodwill was reduced by $14 million as a result of the Company's settlement of certain income tax contingencies related to a prior business combination.

        Income from continuing operations before cumulative effect of accounting change available to common stockholders, net income and related earnings per share for the year ended December 31, 2001 are as follows:

		Earnings per share
		Basic		Diluted
Reported income from continuing operations before cumulative effect of accounting change available to common stockholders	$42		$.17		$.17
Goodwill amortization	89.37				.36

Adjusted income from continuing operations before cumulative effect of accounting change available to common stockholders	$131		$.54		$.53

Reported net income available to common stockholders	$66	$	..27	$	..27
Goodwill amortization	91.37				.37

Adjusted net income available to common stockholders	$157		$.64		$.64

Other Intangible Assets

        During 2003, the Company acquired $48 million of intangible assets, of which $45 million related to the Smurfit-MBI exchange transaction (See Note 2) and $3 million related to the Arko acquisition (See Note 3). The intangible assets include customer relationships with lives of 14 years and 8 years for Smurfit-MBI and Arko, respectively, and trademarks with indefinite lives.

        Intangible asset activity is as follows:

	Definite Life	Indefinite Life	Total
Intangible assets acquired in 2003	$36	$12	$48
Amortization	(2)		(2)

Balance at December 31, 2003	$34	$12	$46

21.   Related Party Transactions

Transactions with JS Group

        JS Group, formerly SSCC's largest stockholder, was a related party of the Company until May 8, 2003 when Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit and Howard E. Kilroy, each of whom were current or former directors or executive officers of JS Group, retired from SSCC's Board of Directors. Previously, in September 2002, JS Group distributed to its stockholders substantially all of its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock.

        On March 31, 2003, the Company exchanged its European packaging operations for JS Group's 50% ownership in Smurfit-MBI and a payment from JS Group of $189 million (See Note 2).

        Product sales to/from JS Group, its subsidiaries and affiliated companies through May 8, 2003 were as follows:

	2003	2002	2001
Product sales	$21	$55	$49
Product and raw material purchases	2	15	27
Management services income	1	1	2
Charges from JS Group for services provided		1	1
Receivables at December 31		11	2
Payables at December 31		1	6
Sale of business			1

        Product sales to and purchases from JS Group, its subsidiaries and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

        The Company provided certain subsidiaries and affiliates of JS Group with general management and elective management services under separate Management Services Agreements. In consideration for general management services, the Company was paid a fee up to 2% of the subsidiaries' or affiliates' gross sales. In consideration for elective services, the Company was reimbursed for its direct cost of providing such services. All such management services were terminated on or prior to December 31, 2003.

Transactions with Non-consolidated Affiliates

        The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

	2003	2002	2001
Product sales	$114	$250	$224
Product and raw material purchases	26	39	53
Receivables at December 31	15	34	36
Payables at December 31	3	2	2

Other Transactions

        Leigh J. Abramson, a member of the Company's Board of Directors until May 8, 2003, is a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging. Payments made to Morgan Stanley & Co. Incorporated, representing commissions earned, were approximately $4 million and $14 million during 2002 and 2001, respectively, and were immaterial in 2003 through May 8, 2003. Mr. Abramson resigned from SSCC's Board of Directors effective May 8, 2003.

        Thomas A. Reynolds, III, a member of the Company's Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

22.   Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12	$12	$8	$8
Notes receivable	2	2	2	2
Residual interest in timber notes	43	43	41	41
Net derivative assets (liabilities)	4	4	(1)	(1)
Long-term debt including current maturities	4,807	5,040	4,990	5,070

        The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price. The fair value of the residual interest in timber notes is based on discounted future cash flows. The fair values of the Company's derivatives are based on prevailing market rates at December 31, 2003. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

23.   Other, Net

        The significant components of other, net in the Company's consolidated statements of operations are as follows:

	2003	2002	2001
Foreign currency exchange gains (losses)	$(47)	$(3)	$8
Loss on sales of receivables to SRC	(4)	(5)	(11)
Income from non-consolidated affiliates	5	18	14
Other	5	9	11

Total other, net	$(41)	$19	$22

24.   Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, Stone and JSC(U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The companies will make aggregate settlement payments of $92.5 million, one-half of which were paid in December 2003 and the remainder of which will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $121 million in 2003 to accrue for the settlement and the estimated liability of the opt-out cases. The Company believes the liability for these matters was adequately reserved at December 31, 2003.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. The Company's relative percentage of waste deposited at these sites range from less than 1% to 6%. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2003, the Company had approximately $30 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability for these matters was adequately reserved at December 31, 2003.

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

25.   Business Segment Information

        On January 1, 2003, the Company began reporting the elimination of intercompany profit and the adjustment to record inventory at LIFO at the segment level for management reporting purposes. The information for prior periods has been restated in order to conform to the 2003 presentation.

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

        The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at market prices.

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and two non-reportable segments, including Reclamation and International. Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization (prior to 2002) and interest expense.

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Year ended December 31, 2003
Revenues from external customers	$5,759	$1,656	$307	$7,722
Intersegment revenues	142		260	402
Depreciation, depletion and amortization	333	39	36	408
Segment profit (loss)	246	82	(666)	(338)
Total assets	5,410	690	4,002	10,102
Expenditures for long-lived assets	129	41	42	212
Year ended December 31, 2002
Revenues from external customers	$5,502	$1,648	$333	$7,483
Intersegment revenues	129		248	377
Depreciation, depletion and amortization	306	37	33	376
Segment profit (loss)	465	122	(493)	94
Total assets	5,462	677	4,666	10,805
Expenditures for long-lived assets	120	39	48	207
Year ended December 31, 2001
Revenues from external customers	$5,744	$1,649	$298	$7,691
Intersegment revenues	143		165	308
Depreciation, depletion and amortization	300	36	115	451
Segment profit (loss)	652	128	(640)	140
Total assets	5,300	663	4,689	10,652
Expenditures for long-lived assets	105	25	59	189

        The following table presents net sales to external customers by country of origin:

	2003	2002	2001
United States	$7,064	$7,233	$7,472
Foreign	658	250	219

Total net sales	$7,722	$7,483	$7,691

        The following table presents long-lived assets by country:

	2003	2002	2001
United States	$4,023	$4,346	$4,296
Canada	934	818	848
Other	17	18	22

	4,974	5,182	5,166
Goodwill	3,301	3,195	3,206

Total long-lived assets	$8,275	$8,377	$8,372

        The Company's export sales from the United States were approximately $305 million for 2003, $227 million for 2002, and $187 million for 2001.

26.   Quarterly Results (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$1,877	$1,988	$1,944	$1,913
Gross profit	261	273	264	251
Loss from continuing operations before cumulative effect of accounting change	(31)	(5)	(73)	(89)
Discontinued operations	6
Cumulative effect of accounting change	(5)
Net loss	(30)	(5)	(73)	(89)
Preferred stock dividends and accretion	(3)	(3)	(2)	(3)
Net loss available to common stockholders	(33)	(8)	(75)	(92)
Basic earnings per share:
Loss from continuing operations before cumulative effect of accounting change	(.14)	(.03)	(.30)	(.37)
Discontinued operations	.03
Cumulative effect of accounting change	(.02)

Net loss	(.13)	(.03)	(.30)	(.37)

Diluted earnings per share:
Loss from continuing operations before cumulative effect of accounting change	(.14)	(.03)	(.30)	(.37)
Discontinued operations	.03
Cumulative effect of accounting change	(.02)

Net loss	(.13)	(.03)	(.30)	(.37)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$1,759	$1,867	$1,936	$1,921
Gross profit	285	312	325	314
Income from continuing operations before cumulative effect of accounting change	1	18	19	21
Discontinued operations	8	5	4	7
Gain (loss) on disposition of discontinued operations			22	(40)
Net income (loss)	9	23	45	(12)
Preferred stock dividends and accretion	(3)	(3)	(2)	(3)
Net income (loss) available to common stockholders	6	20	43	(15)
Basic earnings per share:
Income (loss) from continuing operations before cumulative effect of accounting change	(.01)	.06	.07	.07
Discontinued operations	.03	.02	.02	.03
Gain (loss) on disposition of discontinued operations			.09	(.16)

Net income (loss)	.02	.08	.18	(.06)

Diluted earnings per share:
Income (loss) from continuing operations before cumulative effect of accounting change	(.01)	.06	.07	.07
Discontinued operations	.03	.02	.01	.03
Gain (loss) on disposition of discontinued operations			.09	(.16)

Net income (loss)	.02	.08	.17	(.06)

27.   Subsequent Event

        During January 2004, as part of the Company's overall strategy to rationalize operations and cut costs in response to market conditions, the Company announced the closure of 4 additional converting facilities. These shutdowns will result in work force reduction of approximately 315 employees. The Company expects to take a pretax charge of approximately $11 million in 2004 related to these closures, approximately $5 million of which are non-cash charges to write-down fixed assets. The charges are estimates that will be finalized in 2004.

SMURFIT-STONE CONTAINER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Year ended December 31, 2003	$38		$11		$(3)	(a)(b)	$8	(c)	$38
Year ended December 31, 2002	$52		$10		$(13)	(a)	$11	(c)	$38
Year ended December 31, 2001	$51		$12		$(8)	(a)	$3	(c)	$52
Acquisitions and Stone Merger exit liabilities:
Year ended December 31, 2003	$28	$			$(15)	(d)	$6	(e)	$7
Year ended December 31, 2002	$28	$			$3	(d)	$3	(e)	$28
Year ended December 31, 2001	$38	$			$2	(d)	$12	(e)	$28
Restructuring:
Year ended December 31, 2003	$24		$115	$			$95	(e)	$44
Year ended December 31, 2002	$29		$24	$			$29	(e)	$24
Year ended December 31, 2001	$34		$10	$			$15	(e)	$29
(a)
Includes the effect of the accounts receivable securitization application of SFAS No. 140.

(b)
Includes $1 million in connection with the Smurfit-MBI exchange transaction.

(c)
Uncollectible amounts written off, net of recoveries.

(d)
Charges and adjustments associated with the exit activities included in the purchase price allocation of the Stevenson Mill Acquisition and St. Laurent and the reduction to Stone exit liabilities.

(e)
Charges against the reserves.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

        James R. Boris, born October 25, 1944, has been the Chairman of JB Capital Management, LLC since November 1999 and prior to that was Chairman and Chief Executive Officer of EVEREN Securities, Inc. (formerly Kemper Securities, Inc.) from 1990 to October 1999. Mr. Boris is a director of Peoples Energy Corporation and the Chicago Board Options Exchange.

        Alan E. Goldberg, born September 1, 1954, has been a Co-Managing Partner of Lindsay Goldberg & Bessemer GP LLC and its related investment manager, Goldberg Lindsay & Co. LLC, since March 2001. He served as Chairman and Chief Executive Officer of Morgan Stanley Dean Witter Private Equity from February 1998 through January 2001. He served as Managing Director of Morgan Stanley & Co. Incorporated from January 1988 through January 2001.

        William T. Lynch, Jr., born December 3, 1942, has been President and Chief Executive Officer of Liam Holdings, LLC since April 1997. He retired as President and Chief Executive Officer of Leo Burnett Company in March 1997 after 31 years with the advertising agency. Mr. Lynch is a director of Krispy Kreme Doughnuts, Inc., Pella Corporation and SEI Information Technology.

        Patrick J. Moore, born September 7, 1954, was appointed President and Chief Executive Officer of Smurfit-Stone in January 2002 and became Chairman of the Board in May 2003. He was Vice President and Chief Financial Officer of Smurfit-Stone from November 1998 to January 2002 and held the same position with Jefferson Smurfit since October 1996. Mr. Moore is a director of Archer Daniels Midland.

        James J. O'Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company. Mr. O'Connor is a director of Corning Incorporated, Trizec Properties, Inc., UAL Corporation, and various other Chicago business, cultural and charitable organizations.

        Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation. Mr. Pearlman is a director of Ryerson-Tull Inc. and Nanophase Technologies Corporation and served as director of Stone Container from 1984 to 1998.

        Thomas A. Reynolds, III, born May 12, 1952, has been a partner of Winston & Strawn LLP since 1984, a law firm that regularly represents Smurfit-Stone on numerous matters. Mr. Reynolds is a member of Winston & Strawn LLP's executive committee.

        William D. Smithburg, born July 9, 1938, joined The Quaker Oats Company in 1966 and retired as Chairman, President and Chief Executive Officer in October 1997. He is a director of Abbott Laboratories, Northern Trust Corporation and Corning Incorporated, and a member of the Board of Trustees of Northwestern University.

Executive Officers

        Set forth below is information concerning the executive officers of Smurfit-Stone.

        Jeffrey S. Beyersdorfer, born November 21, 1961, was appointed Vice President and Treasurer in June 2002. Prior to joining Smurfit-Stone, Mr. Beyersdorfer served as Vice President of Finance and Treasurer of Premcor Inc. from April 1997 to June 2002.

        Mathew Blanchard, born September 9, 1959, was appointed Vice President and General Manager-Board Sales Division in July 2000. Prior to joining Smurfit-Stone, Mr. Blanchard was Vice President Supply Chain Management with St. Laurent from July 1998 until July 2000.

        James E. Burdiss, born May 15, 1951, has been Vice President and Chief Information Officer since January 2002. He was Senior Director of Smurfit-Stone's Enterprise Transformation Project from January 2001 to January 2002. Prior to joining Smurfit-Stone, Mr. Burdiss was a principal at Computer Sciences Corporation from April 1997 to January 2001.

        James P. Davis, born August 9, 1955, was appointed Vice President and General Manager—Corrugated Container Division in January 2002, the same position he held from March 1998 to November 1998. Mr. Davis was Vice President and Area Manager of the Corrugated Container Division from November 1998 to January 2002 and previously served as Vice President and General Manager—Consumer Packaging Division.

        James D. Duncan, born June 12, 1941, has been Vice President—Corporate Sales and Marketing since October 2002. Prior to that, he was Vice President and General Manager—Specialty Packaging Division from November 1998 to October 2000 and previously served as Vice President and General Manager—Industrial Packaging Division.

        Daniel J. Garand, born December 12, 1950, was appointed Vice President of Supply Chain Operations in October 1999. From 1996 to 1999, Mr. Garand was Vice President of Supply Chain Management for the Automotive Sector of Allied Signal's Automotive Group.

        Ronald D. Hackney, born November 9, 1946, was appointed Vice President—Human Resources in July 2003. He was Division Human Resource Manager for the Containerboard Mill and Forest Resources Division from April 1995 to July 2003.

        Charles A. Hinrichs, born December 3, 1953, was appointed Vice President and Chief Financial Officer in January 2002. He was Vice President and Treasurer from November 1998 until January 2002 and held the same position with Jefferson Smurfit since April 1995.

        Craig A. Hunt, born May 31, 1961, has been Vice President, Secretary and General Counsel since November 1998.

        Paul K. Kaufmann, born May 11, 1954, has been Vice President and Corporate Controller since November 1998 and held the same position with Jefferson Smurfit since July 1998.

        F. Scott Macfarlane, born January 17, 1946, retired as Vice President and General Manager—Consumer Packaging Division at the end of 2003. Prior to that, he was Vice President and General Manager—Folding Carton and Boxboard Mill Division from November 1998 to October 2000 and held the same position with Jefferson Smurfit since November 1995.

        Timothy J.P. McKenna, born March 25, 1948, has been Vice President—Investor Relations and Communications since November 1998 and held the same position with Jefferson Smurfit since July 1997.

        Patrick J. Moore—See Directors.

        Mark R. O'Bryan, born January 15, 1963, joined Smurfit-Stone in October 1999 as Vice President—Procurement. Prior to joining Smurfit-Stone, Mr. O'Bryan was employed for 13 years at General Electric Corporation in global sourcing and materials management at several of General Electric Corporation's manufacturing businesses, including the positions of General Manager of Materials & Sourcing for General Electric Engine Services from May 1998 to September 1999.

        Thomas A. Pagano, born January 21, 1947, has been Vice President—Planning since November 1998 and held the same position with Jefferson Smurfit since May 1996.

        John M. Riconosciuto, born September 4, 1952, was appointed Vice President and General Manager of the Consumer Packaging Division in January 2004. He was Vice President of Operations for the Consumer Packaging Division from January 2002 to January 2004. He was Vice President and General Manager—Specialty Packaging Division from October 2000 to January 2002. Prior to that, he was Vice President and General Manager—Industrial Bag and Specialty Packaging Division of Stone Container from November 1998 to October 2000.

        David C. Stevens, born August 11, 1934, has been Vice President and General Manager—Smurfit Recycling Company since January 1993.

        William N. Wandmacher, born September 27, 1942, has been Vice President and General Manager—Containerboard Mill and Forest Resources Division since November 1998 and held the same position with Jefferson Smurfit since January 1993.

Audit Committee

        We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The members of the Audit Committee are Jerry K. Pearlman (Chairman), James R. Boris, and James J. O'Connor.

Audit Committee Financial Expert

        Our Board of Directors has determined that Jerry K. Pearlman is an audit committee expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act.

Code of Ethics

        We have adopted a Code of Ethics for senior officers (including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer). The Code of Ethics is available on our Internet Website (www.smurfit-stone.com).

Section 16(a) Beneficial Ownership Reporting Compliance

        Information regarding Section 16(a) Beneficial Ownership Reporting Compliance is set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required in response to this item is set forth under the captions "Executive Compensation," "Report of the Compensation Committee on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the annual meeting to be held May 12, 2004 (the Proxy Statement) and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                    RELATED STOCKHOLDER MATTERS

        Information required in response to this item is set forth under the captions "Principal Stockholders" and "Executive Compensation, Equity Compensation Plan Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required in response to this item is set forth under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required in response to this item is set forth under the proposal "Ratification of Appointment of Independent Auditors" in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.
(3) Exhibits.
3.1	Restated Certificate of Incorporation of Smurfit-Stone Container Corporation ("SSCC") (incorporated by reference to Exhibit 3(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).
3.2	Second Amended and Restated Bylaws of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 3.2 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.1	Certificate for Smurfit-Stone Container Corporation's Common Stock (incorporated by reference to Exhibit 4.3 to SSCC's Registration Statement on Form S-8 (File No. 33-57085)).
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
10.4(a)
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
10.4(b)
Amendment No. 1, dated as of June 30, 2003, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002, among JSC(U.S.), SSCC, JSCE, The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Bank, as Administrative Agent and Senior Managing Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.4(b) to JSCE, Inc.'s Registration Statement on Form S-4 (File No. 333-106042)).
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

10.5(m)
Amendment No. 4, dated as of December 20, 2002, to Liquidity Agreement and Annex among JSFinance, Societe Generale as Facility Agent and Collateral Agent, JSC(U.S.) as Seller and Servicer and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.5(m) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6(a)
Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container Corporation ("Stone"), Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.2 to Stone's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.6(b)
Amendment No. 1 and Waiver, dated as of March 10, 2003, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1(b) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.6(c)
Amendment No. 2, dated as of November 11, 2003, to Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1(c) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.6(d)
Amendment No. 3, dated as of December 23, 2003, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1(d) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
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
10.16*
Letter Agreement dated January 4, 2002 by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.26 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
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
10.19*	Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the year ended December 31, 2000).
10.20*	Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the year ended December 31, 2000).
10.21*	Employment Agreement of James P. Davis (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.22*	Employment Agreement of Charles A. Hinrichs.
10.23
Asset Acquisition and Plan of Reorganization Agreement as of January 18, 2002, by and between Smurfit Packaging Corporation and SSCC (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
21.1	Subsidiaries of Smurfit-Stone Container Corporation.
23.1	Consent of Independent Auditors.
24.1	Powers of Attorney.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or compensation plan or arrangement.

(b)
Reports on Form 8-K

  Form 8-K dated October 24, 2003 was furnished to the Securities and Exchange Commission ("SEC") in connection with the announcement of SSCC's plan to rationalize operations and further reduce cost in its containerboard mill, boxboard mill and packaging operations.

  Form 8-K dated October 29, 2003 was furnished to the SEC in connection with the announcement of SSCC's earnings for the third quarter of 2003.

  Form 8-K dated November 12, 2003 was filed with the SEC in connection with the announcement that SSCC has reached an agreement to settle the antitrust class action cases pending against SSCC, Stone and JSC (U.S.).

  Form 8-K dated January 27, 2004 was furnished to the SEC in connection with the announcement of SSCC's earnings for the fourth quarter of 2003 and the full year ended December 31, 2003.

  Form 8-K dated February 3, 2004 was furnished to the SEC to provide a transcript of SSCC's fourth quarter 2003 earnings conference call held on January 27, 2004 and a reconciliation of EBITDA to GAAP financial measure.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 3, 2004	SMURFIT-STONE CONTAINER CORPORATION (Registrant)
	By	/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK J. MOORE Patrick J. Moore	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004
/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2004
/s/ PAUL K. KAUFMANN Paul K. Kaufmann	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2004
* James R. Boris	Director
* Alan E. Goldberg	Director
* William T. Lynch, Jr.	Director
* James J. O'Connor	Director
* Jerry K. Pearlman	Director
* Thomas A. Reynolds, III	Director
* William D. Smithburg	Director
*By /s/ CHARLES A. HINRICHS Charles A. Hinrichs	pursuant to Powers of Attorney filed as a part of the Form 10-K.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (j)
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures