Form 10-Q
period 2004-03-31
SMURFIT STONE CONTAINER CORP
filed 2004-05-10
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 2004, the registrant had outstanding 252,670,540 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In millions, except per share data)	2004	2003
Net sales	$1,942	$1,877
Costs and expenses
Cost of goods sold	1,750	1,616
Selling and administrative expenses	200	206
Restructuring charges	15	5

Income (loss) from operations	(23)	50
Other income (expense)
Interest expense, net	(86)	(86)
Loss on early extinguishment of debt		(1)
Other, net	5	(13)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(104)	(50)
Benefit from income taxes	41	19

Loss from continuing operations before cumulative effect of accounting change	(63)	(31)
Discontinued operations
Income from discontinued operations, net of income tax provision of $4		6

Loss before cumulative effect of accounting change	(63)	(25)
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3		(5)

Net loss	(63)	(30)
Preferred stock dividends and accretion	(3)	(3)

Net loss available to common stockholders	$(66)	$(33)

Basic earnings per common share
Loss from continuing operations before cumulative effect of accounting change	$(.26)	$(.14)
Discontinued operations		.03
Cumulative effect of accounting change		(.02)

Net loss available to common stockholders	$(.26)	$(.13)

Weighted average shares outstanding	252	245

Diluted earnings per common share
Loss from continuing operations before cumulative effect of accounting change	$(.26)	$(.14)
Discontinued operations		.03
Cumulative effect of accounting change		(.02)

Net loss available to common stockholders	$(.26)	$(.13)

Weighted average shares outstanding	252	245

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10	$12
Receivables, less allowances of $36 in 2004 and $38 in 2003	547	528
Inventories
Work-in-process and finished goods	254	255
Materials and supplies	469	456

	723	711
Deferred income taxes	153	146
Prepaid expenses and other current assets	51	56

Total current assets	1,484	1,453
Net property, plant and equipment	4,862	4,929
Timberland, less timber depletion	44	45
Goodwill	3,301	3,301
Other assets	368	374

	$10,059	$10,102

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$282	$197
Accounts payable	544	512
Accrued compensation and payroll taxes	188	197
Interest payable	74	98
Other current liabilities	203	167

Total current liabilities	1,291	1,171
Long-term debt, less current maturities	4,597	4,610
Other long-term liabilities	1,061	1,127
Deferred income taxes	870	924
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	83	82
Common stock, par value $.01 per share; 400,000,000 shares authorized; 252,670,540 and 250,547,712 issued and outstanding in 2004 and 2003, respectively	3	3
Additional paid-in capital	3,961	3,926
Unamortized restricted stock	(2)	(2)
Retained earnings (deficit)	(1,516)	(1,450)
Accumulated other comprehensive income (loss)	(289)	(289)

Total stockholders' equity	2,240	2,270

	$10,059	$10,102

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2004	2003
Cash flows from operating activities
Net loss	$(63)	$(30)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss from early extinguishment of debt		1
Cumulative effect of accounting change for asset retirement obligations		8
Depreciation, depletion and amortization	103	104
Amortization of deferred debt issuance costs	3	3
Deferred income taxes	(45)	(25)
Pension and postretirement benefits	(8)	19
Non-cash restructuring charges	8	1
Non-cash foreign currency losses (gains)	(3)	16
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(27)	(2)
Inventories	(15)	(4)
Prepaid expenses and other current assets	(1)	(6)
Accounts payable and accrued liabilities	8	(30)
Interest payable	(25)	(33)
Income tax benefit on exercise of stock options	4
Other, net		(11)

Net cash provided by (used for) operating activities	(61)	11

Cash flows from investing activities
Expenditures for property, plant and equipment	(42)	(54)
Proceeds from property and timberland disposals and sale of businesses	3	199

Net cash provided by (used for) investing activities	(39)	145

Cash flows from financing activities
Net borrowings (repayments) under accounts receivable securitization programs	(1)	15
Net borrowings (repayments) of debt	68	(159)
Preferred dividends paid	(2)	(2)
Proceeds from exercise of stock options	33	4

Net cash provided by (used for) financing activities	98	(142)

Effect of exchange rate changes on cash		(1)

Increase (decrease) in cash and cash equivalents	(2)	13
Cash and cash equivalents
Beginning of period	12	8

End of period	$10	$21

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1.     Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2003 ("10-K"), filed March 3, 2004 with the Securities and Exchange Commission.

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

3.     Stock-Based Compensation

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 and 2004 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

        The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2004	2003
Net loss available to common stockholders, as reported	$(66)	$(33)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(3)

Pro forma net loss available to common stockholders	$(68)	$(36)

Earnings per share:
Basic—as reported	$(.26)	$(.13)

Basic—pro forma	$(.27)	$(.15)

Diluted—as reported	$(.26)	$(.13)

Diluted—pro forma	$(.27)	$(.15)

4.     Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002. Net sales for the European operations were $192 million for the three months ended March 31, 2003. The results of operations from the European operations were reclassified as discontinued operations.

        On March 31, 2003, the Company completed these exchange transactions resulting in no additional adjustments to the Company's results of operations. Previously, the Company owned 50% of Smurfit-MBI, and as a result of the completed transactions now owns 100% of Smurfit-MBI. Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The results of operations have been included in the consolidated statements of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with the Company's original 50% investment, and intangible assets of $45 million which were allocated to the Containerboard and Corrugated Containers segment.

5.     Transfers of Financial Assets

        On March 30, 2004, the Company, through Smurfit-MBI, entered into an accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company holds a variable interest, but is not the primary beneficiary. Accordingly, under Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," accounts receivable sold to the trust, for which the Company is not the primary beneficiary, are not included in the accompanying consolidated balance sheet. The Company has retained servicing responsibilities and a subordinated interest in future cash flows from the receivables. The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted. The investors and securitization trust have no recourse to the Company's other assets, except the Company's subordinated interest, for failure of debtors to pay when due.

        At March 31, 2004, $59 million of accounts receivable had been sold under the program, of which $21 million were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet.

6.     Asset Retirement Obligation

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

        Upon adoption of SFAS No. 143, the Company recorded an increase in net property, plant and equipment of $2 million, an asset retirement obligation liability of $10 million and a charge for the cumulative effect of an accounting change of $5 million, net of income taxes of $3 million. The net cumulative effect charge reflected the offset of a $5 million accrual recorded under the Company's previous accounting for landfills.

7.     Restructuring and Exit Liabilities

        As part of the Company's continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company recorded restructuring charges of $15 million during the first quarter of 2004 related to the closure of four converting facilities and the planned exit from its Indonesian operations. The assets of these facilities were adjusted to the estimated net realizable value resulting in an $8 million non-cash write-down. The remaining charges are primarily for severance and benefits resulting from approximately 590 employees being terminated. The net sales and operating losses of these facilities in 2004 prior to closure were $15 million and $3 million, respectively. The net sales and operating losses of these facilities for the year ended December 31, 2003 were $82 million and $7 million, respectively.

        At December 31, 2003, the Company had $51 million of exit liabilities related to the restructuring of operations. During the first quarter, the Company had $10 million of cash disbursements related to these exit liabilities.

8.     Other, Net

        For the three months ended March 31, 2004 and 2003, the Company recorded non-cash foreign currency exchange gains of $3 million and losses of $16 million, respectively, related to its operations in Canada.

9.     Long-Term Debt

        In April 2004, Stone and JSC(U.S.) obtained amendments from their lender groups easing certain financial covenant requirements under their bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004.

        In March 2004, Stone used $38 million of proceeds received from the Smurfit-MBI securitization program primarily to repay a portion of its outstanding Tranche C term loan due June 30, 2009 (See Note 5).

        In March 2003, Stone repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 4) and other asset sales. A loss of $1 million was recorded due to the early extinguishments of debt.

10.   Guarantees

        Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee.

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At March 31, 2004, the maximum potential amount of future payments related to these guarantees is approximately $48 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

11.   Employee Benefit Plans

        The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

        The Company's postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

        The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended March 31,
	Defined Benefit Plans		Postretirement Plans
	2004	2003	2004	2003
Service cost	$19	$15	$2	$2
Interest cost	46	44	5	4
Expected return on plan assets	(49)	(43)
Amortization of prior service cost	2	3
Amortization of net loss	13	9	1
Curtailment	1
Multi-employer	2	2

Net periodic benefit cost	$34	$30	$8	$6

        The Company's 2004 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2003.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Financial Staff Position ("FSP") 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effect of the Act on its accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, the Company would be required to determine by the end of the first interim period beginning after June 15, 2004, whether its retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If its plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. The Company has determined that certain of its plans are actuarially equivalent to Medicare Part D and estimates the impact of the Act would reduce its APBO as of December 31, 2003 by approximately $16 million. The Company's postretirement benefit costs would be reduced by approximately $2 million in 2004.

12.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for under the equity method.

        Prior to the Company's acquisition of the remaining 50% interest from JS Group on March 31, 2003 (See Note 4), Smurfit-MBI was accounted for as an equity affiliate and, as such, is included in the 2003 summarized financial information below. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended March 31,
	2004	2003
Results of operations
Net sales	$70	$166
Cost of sales	61	145
Income before income taxes, minority interest and extraordinary charges	1	9
Net income	1	9

13.   Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

        The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is nine months. For the three months ended March 31, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at March 31, 2004 is a $1 million gain included in other current assets. At March 31, 2004, the Company recorded a $1 million gain in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts not qualifying for hedge accounting.

        For the three months ended March 31, 2004, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying for hedge accounting.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. The fair value of the Company's foreign currency forward contracts at March 31, 2004 is a $2 million gain included in other current assets. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $1 million (net of tax) at March 31, 2004. The Company expects to reclassify $1 million into cost of goods sold over the remainder of 2004.

14.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2004	2003
Net loss	$(63)	$(30)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments		9
Net gain reclassified into earnings		(2)
Foreign currency translation adjustment		24

Comprehensive income (loss)	$(63)	$1

15.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
Numerator:
Loss from continuing operations before cumulative effect of accounting change	$(63)	$(31)
Preferred stock dividends and accretion	(3)	(3)

Loss available to common stockholders	(66)	(34)
Denominator:
Denominator for diluted earnings per share—
Adjusted weighted average shares	252	245

Basic earnings per share from continuing operations before cumulative effect of accounting change	$(.26)	$(.14)

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$(.26)	$(.14)

        SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million are excluded from the diluted earnings per share computation because they are antidilutive.

        Employee stock options are excluded from the diluted earnings per share calculation because they are antidilutive.

16.   Restricted Stock

        In February 2004, the Company issued approximately 152,000 vested restricted stock units and approximately 33,000 related premium restricted stock units in accordance with its 2003 management incentive plan to settle its 2003 incentive plan liability.

        The premium restricted stock units vest in three years, in accordance with the 2003 management incentive plan. When these non-vested premium restricted stock units are issued, unamortized restricted stock compensation is recorded as a reduction of shareholder equity, and charged to expense over the vesting period.

17.   Business Segment Information

        The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) Consumer Packaging. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produce a broad range of coated recycled boxboard that is converted into folding cartons. In addition, the Consumer Packaging segment converts kraft and specialty paper into multiwall bags, consumer bags and intermediate bulk containers. Folding cartons are used primarily to protect and market products, such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. The Consumer Packaging segment also produces flexible packaging, paper and metalized paper labels and heat transfer labels used in a wide range of consumer applications. The bags and intermediate containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products.

        The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 10-K. Intersegment sales and transfers are recorded at market prices.

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and two nonreportable segments, including Reclamation and International. Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges and interest expense.

        A summary by business segment follows:

Three months ended March 31,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2004
Revenues from external customers	$1,441	$411	$90	$1,942
Intersegment revenues	34		68	102
Segment profit (loss)	(8)	21	(117)	(104)
2003
Revenues from external customers	$1,396	$409	$72	$1,877
Intersegment revenues	39		62	101
Segment profit (loss)	55	20	(125)	(50)

18.   Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, Stone and JSC(U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Companies agreed to make aggregate settlement payments of $92.5 million, one-half of which were paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $121 million in 2003 to accrue for the class action settlement and estimated liability of the opt-out cases. The Company believes the liability for these matters was adequately reserved at March 31, 2004.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of March 31, 2004, the Company had approximately $29 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability recorded for these matters was adequately reserved at March 31, 2004.

        If all or most of the other PRPs are unable to satisfy their portion of the clean up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

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

  •
  access to capital markets;

  •
  assumptions relating to pension and postretirement costs;

  •
  fluctuations in energy cost;

  •
  fluctuations in wood fiber and reclaimed fiber costs;

  •
  our substantial leverage; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

        Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

RESULTS OF OPERATIONS

Overview

        For the first quarter of 2004, we had a net loss available to common stockholders of $66 million, or $.26 per diluted share. These results compare to a net loss available to common stockholders of $33 million, or $.13 per diluted share, for the first quarter of 2003. The increase in the net loss compared to last year was due primarily to lower sales prices, higher fiber cost and higher restructuring charges.

        While our results were disappointing, the economic recovery in the United States is beginning to have a positive impact on packaging demand. Mill operating rates are improving, reflecting healthy demand, and container shipments are increasing. We believe the containerboard price increases communicated to our customers in the first quarter of 2004 and corresponding increases for corrugated containers will be successfully implemented. We have also advised customers of price increases on bleached board, market pulp and coated recycled boxboard.

First Quarter 2004 Compared to First Quarter 2003

	Three months ended March 31,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,441	$(8)	$1,396	$55
Consumer packaging	411	21	409	20
Other operations	90	6	72	6

Total segment operations	$1,942	19	$1,877	81

Restructuring charges		(15)		(5)
Interest expense, net		(86)		(86)
Litigation charges				(15)
Corporate expenses and other (1)		(22)		(25)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(104)		$(50)

(1)
Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

        The decline in our results was due to lower profit from our Containerboard and Corrugated Containers segment, primarily as a result of lower average sales prices and higher cost for fiber, and higher restructuring charges. Net sales of $1,942 million in 2004 increased by 3% compared to last year due primarily to Stone Container's acquisition of the remaining 50% of Smurfit-MBI on March 31, 2003. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(58)	$(8)	$16	$(50)
Sales volume	(16)	10	2	(4)
Smurfit-MBI acquisition	119			119

Total	$45	$2	$18	$65

        Cost of goods sold increased due primarily to the acquisition of Smurfit-MBI and the higher cost of reclaimed fiber ($22 million) and wood fiber ($16 million). Cost of goods sold as a percent of net sales increased from 86% in 2003 to 90% in 2004 due primarily to the lower average selling prices and the higher costs of reclaimed fiber and wood fiber.

        Selling and administrative expense as a percent of net sales declined from 11% in 2003 to 10% in 2004 due primarily to the litigation charges in 2003; although these were partially offset by additional expenses resulting from the inclusion of Smurfit-MBI.

        We recorded restructuring charges of $15 million during the first quarter of 2004 related to the closure of four converting facilities and the planned exit from of our Indonesian operation. The assets of these facilities were adjusted to the estimated net realizable value resulting in an $8 million non-cash write-down. These shutdowns resulted in approximately 590 employees being terminated.

        The 2004 restructuring activities are a continuation of our restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions. This rationalization process, when completed, is expected to result in annual savings of approximately $140 million. Through the first quarter of 2004, we have reduced our workforce by approximately 1,200 positions and realized approximately $36 million in savings from headcount reductions, reduced fixed costs and process improvements.

        Interest expense, net for 2004 was comparable to 2003. The impact of lower average borrowings was offset by higher average interest rates. Our overall average effective interest rate in 2004 was higher than 2003 by approximately 5 basis points.

        Other, net for 2004 included non-cash foreign currency exchange gains of $3 million compared to losses of $16 million in 2003. In the first quarter of 2003 and throughout most of 2003, the Canadian dollar strengthened compared to the U.S. dollar. During the first quarter of 2004, the Canadian dollar began to weaken compared to the U.S. dollar.

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 3% due primarily to higher shipments of corrugated containers resulting from the acquisition of Smurfit-MBI. Lower average sales prices and lower containerboard sales volume partially offset the increase. Our external sales of containerboard declined due to the higher integration level resulting from the acquisition of Smurfit-MBI. Shipments of corrugated containers increased 3.6% compared to 2003, exclusive of the Smurfit-MBI acquisition.

        Containerboard production decreased by 1%. Our containerboard mills operated at an average rate of 91.5% of capacity in 2004, as compared to 90.1% in 2003. Production of solid bleached sulfate decreased by 23% and market pulp decreased by 3% due primarily to the timing of maintenance shutdowns.

        Profits decreased by $63 million due primarily to the lower average sales prices and higher costs of wood and reclaimed fiber. Savings from our restructuring activities announced in the fourth quarter of 2003 were realized, but they were offset by certain operational inefficiencies and other cost increases as we realigned production in our containerboard system, while reducing headcount.

Consumer Packaging Segment

        Net sales were comparable to 2003. Increases in shipments of multiwall bag and flexible packaging products and shipments of folding cartons by Arko Paper Products, Inc., which was acquired May 31, 2003, were offset by lower product prices and the closure of a converting facility. Production of coated recycled boxboard was lower by 4% due primarily to the permanent closure of a paper machine. However, coated recycled boxboard production was 4% higher than in the fourth quarter of 2003 as our mills operated at higher operating rates. Recent backlogs have been strong and we anticipate increased prices for coated recycled boxboard in the second quarter. Profits increased $1 million as a result of the improvements in mill operating rates and benefits from cost control efforts.

Other Operations

        Net sales increased by 25% due primarily to higher sales prices for reclamation products. The average price of old corrugated containers, our predominant grade of recycled fiber, was higher by approximately $25 per ton. Total tons of fiber reclaimed and brokered decreased by 4% as a result of the shutdown of three of our paper machines in the fourth quarter of 2003. Profits of $6 million for our reclamation operations were comparable to 2003.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)
	2004	2003
Mill production
Containerboard	1,790	1,807
Kraft paper	74	65
Market pulp	128	132
Solid bleached sulfate	60	78
Coated recycled boxboard	141	147
Corrugated containers sold (billion sq. ft.)	21.6	19.8
Folding cartons sold	128	129
Multiwall bags sold (million bags)	282	277
Fiber reclaimed and brokered	1,616	1,678

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes our cash flows for the three months ended March 31,:

(In millions)	2004	2003
Net cash provided by (used for):
Operating activities	$(61)	$11
Investing activities	(39)	145
Financing activities	98	(142)
Effect of exchange rate changes on cash		(1)

Net increase (decrease) in cash	$(2)	$13

Net Cash Provided By (Used For) Operating Activities

        Net cash used for operating activities for the three months ended March 31, 2004 was $61 million. The decrease of $72 million compared to 2003 was due primarily to lower segment profits and higher pension contributions. Segment profits decreased primarily as a result of lower average selling prices and higher costs of fiber. Contributions to our pension plans were $44 million in 2004 compared to $4 million in 2003. Working capital increased $56 million in the first three months of 2004, as compared to an increase of $75 million for the same period last year.

Net Cash Provided By (Used For) Investing Activities

        Net cash used for investing activities was $39 million for the three months ended March 31, 2004. The 2003 period included approximately $189 million of cash received related to the exchange transactions with Jefferson Smurfit Group. See Note 4 of the Notes to Consolidated Financial Statements. Expenditures for property, plant and equipment totaled $42 million for the first quarter of 2004 as compared to $54 million for the same period last year. The $42 million expended for property, plant and equipment in 2004 included $10 million for environmental projects and $32 million for upgrades, modernization and expansion.

Net Cash Provided By (Used For) Financing Activities

        Net cash provided by financing activities for the three months ended March 31, 2004 was $98 million, including net borrowings of $67 million and proceeds from the exercise of stock options of $33 million. The funds provided from financing activities were used to fund net cash used by operating and investing activities.

        On March 30, 2004, Stone Container used $38 million of proceeds received from the Smurfit-MBI securitization program primarily to prepay a portion of its Tranche C term loan due June 30, 2009. See "Off-Balance Sheet Arrangement" below.

        On April 21, 2004, Stone Container and Jefferson Smurfit (U.S.) obtained amendments from their lender groups easing certain financial covenant requirements under their bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004. We expect to remain in compliance with all of the covenants contained in our credit agreements.

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

        The obligations of Stone Container under the Stone Container credit agreement are unconditionally guaranteed by the material U.S. subsidiaries of Stone Container. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are unconditionally guaranteed by Stone Container, the material U.S. subsidiaries of Stone Container and all of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of Stone Container under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its material U.S. subsidiaries, 100% of the capital stock of Stone Container's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing Stone Container's obligations under the Stone Container credit agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its active Canadian subsidiaries, the same U.S. assets and capital stock that secure Stone Container's obligations under the Stone Container credit agreement and all of the capital stock of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the Stone Container credit agreement exclude certain trade receivables, three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

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

Future Cash Flows

        Scheduled debt payments, including capital lease payments, for the remainder of 2004 and 2005 are $195 million and $574 million, respectively. Jefferson Smurfit (U.S)'s Accounts Receivable Securitization

Program, which has an outstanding balance of $176 million at March 31, 2004, expires in December 2004. Jefferson Smurfit (U.S.) intends to enter into a new accounts receivable program during 2004 to refinance this debt. The revolving credit facilities of Jefferson Smurfit (U.S.) and Stone Container mature in 2005. We are currently evaluating refinancing alternatives, including a merger of Jefferson Smurfit (U.S.) and Stone Container in an effort to simplify and consolidate debt financing activities. As a part of such merger, we may refinance the current senior secured bank financings of each of Jefferson Smurfit (U.S.) and Stone Container into a single senior secured bank facility. Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of our subsidiaries' debt obligations. Our subsidiaries have historically had good access to capital markets and we expect them to be able to repay or refinance their debt maturities on or before the maturity dates. Although we believe our subsidiaries will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options such as the sale or monetization of assets.

        We intend to hold capital expenditures for 2004 to approximately $225 million. As of March 31, 2004, we had authorized commitments for capital expenditures of $155 million.

        We recorded restructuring charges of $15 million in 2004, which included $7 million for exit liabilities. The exit liabilities were principally for severance cost and will be paid in 2004. There were no material cash disbursements related to these charges for the three months ended March 31, 2004.

        At December 31, 2003, we had $51 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Stone Container, the acquisition of St. Laurent Paperboard Inc., the acquisition of the Stevenson mill and related assets and other restructuring activities. During the three months ended March 31, 2004, we incurred cash expenditures of $10 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

        As described in our 2003 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $880 million as of December 31, 2003. For the three months ended March 31, 2004, we contributed $44 million to the pension plans and expect to contribute a total of approximately $170 million in 2004. Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

        We expect an improvement in our profitability and cash flow from operations for the remainder of 2004, provided the economic expansion continues and we are successful in implementing our planned price increases. As of March 31, 2004, we have unused borrowing capacity under the Jefferson Smurfit (U.S.) and Stone Container revolving credit facilities of $288 million and $209 million, respectively. We expect these cash sources and our anticipated financing activities will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

OFF-BALANCE SHEET ARRANGEMENT

        On March 30, 2004, we, through Smurfit-MBI, entered into an accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our Canadian accounts receivable to a trust in which we hold a variable interest, but are not the primary beneficiary. Accordingly, accounts receivable sold to the trust, for which we did not retain an interest, are not included in our consolidated balance sheet. At March 31, 2004, $59 million of accounts receivable had been sold under the program, of which $21 million were retained by Stone Container as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trust have no recourse to our other assets, except for our subordinated interest, for failure of debtors to pay when due.

PROSPECTIVE ACCOUNTING STANDARD

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) 106-1, issued in January 2004, related to the Act, we elected to defer recognizing the effect of the Act on our accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, we would be required to determine by the end of the first interim period beginning after June 15, 2004, whether our retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If our plans are actuarially equivalent to Medicare Part D, we must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. We have determined that certain of our plans are actuarially equivalent to Medicare Part D and estimate the impact of the Act would reduce our APBO as of December 31, 2003 by approximately $16 million. Our postretirement benefit costs would be reduced by approximately $2 million in 2004.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of March 31, 2004, we have monthly futures contracts to hedge approximately 15% of our expected natural gas requirements through December 2004. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas futures contracts. See Note 13 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        The exchange rate for the Canadian dollar as of March 31, 2003 compared to December 31, 2003 weakened against the U.S. dollar by 1.4%. We recognized non-cash foreign currency exchange gains of $3 million for the three months ended March 31, 2004 compared to losses of $16 million last year due to the weakening of the Canadian dollar.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of March 31, 2004, we had Canadian dollar forward purchase contracts to hedge substantially all of our requirements for the months of April 2004 through September 2004 and approximately 50% to 75% of our requirements for the months of October 2004 through December 2004. Cost of goods sold includes the impact of the forward purchase contracts that expired in the three months ended March 31, 2004. See Note 13 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and has concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

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

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:

10.1
Amendment No. 4 and Waiver dated as of March 31, 2004, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.2
Amendment No. 2 and Waiver, dated as of March 31, 2004, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002 among JSC(U.S.), SSCC, JSCE, Inc., The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Banks, as Administrative Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.1 to JSCE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.2(a)
Receivables Purchase Agreement, dated March 30, 2004, among MBI Limited/Limitee, in its capacity as General Partner of Smurfit- MBI, an Ontario Limited Partnership and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust and Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(a) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.2(b)
Support Agreement, dated March 30, 2004, between Stone Container Corporation and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust, by its Administrator, Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(b) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
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
b)
Reports on Form 8-K:

        Form 8-K dated January 27, 2004 was furnished to the Securities and Exchange Commission (SEC) in connection with the announcement of Smurfit-Stone Container Corporation's (SSCC) earnings for the fourth quarter of 2003 and the full year ended December 31, 2003.

        Form 8-K dated February 3, 2004 was furnished to the SEC to provide a transcript of SSCC's fourth quarter 2003 earnings conference call held on January 27, 2004 and a reconciliation of EBITDA to GAAP financial measure.

        Form 8-K dated March 22, 2004 was filed with the SEC in connection with the announcement that SSCC expects a first quarter loss of approximately $0.22 to $0.25 per diluted share.

        Form 8-K dated April 23, 2004 was furnished to the SEC in connection with the announcement of earnings for the first quarter of 2004.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION (Registrant)
Date: May 10, 2004	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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