Form 10-Q
period 2004-06-30
SMURFIT STONE CONTAINER CORP
filed 2004-08-06
CIK 919226

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of June 30, 2004, the registrant had outstanding 253,672,631 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)
	2004	2003	2004	2003
Net sales	$2,038	$1,988	$3,980	$3,865
Costs and expenses
Cost of goods sold	1,782	1,715	3,532	3,331
Selling and administrative expenses	191	191	391	397
Restructuring charges	2	1	17	6
Loss on sale of assets		3		3

Income from operations	63	78	40	128
Other income (expense)
Interest expense, net	(85)	(85)	(171)	(171)
Loss on early extinguishment of debt		(2)		(3)
Other, net	7	(18)	12	(31)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(15)	(27)	(119)	(77)
Benefit from income taxes	8	22	49	41

Loss from continuing operations before cumulative effect of accounting change	(7)	(5)	(70)	(36)
Discontinued operations
Income from discontinued operations, net of income tax provision of $4				6

Loss before cumulative effect of accounting change	(7)	(5)	(70)	(30)
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3				(5)

Net loss	(7)	(5)	(70)	(35)
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)

Net loss available to common stockholders	$(10)	$(8)	$(76)	$(41)

Basic earnings per common share
Loss from continuing operations before cumulative effect of accounting change	$(.04)	$(.03)	$(.30)	$(.17)
Discontinued operations				.02
Cumulative effect of accounting change				(.02)

Net loss available to common stockholders	$(.04)	$(.03)	$(.30)	$(.17)

Weighted average shares outstanding	253	245	252	245

Diluted earnings per common share
Loss from continuing operations before cumulative effect of accounting change	$(.04)	$(.03)	$(.30)	$(.17)
Discontinued operations				.02
Cumulative effect of accounting change				(.02)

Net loss available to common stockholders	$(.04)	$(.03)	$(.30)	$(.17)

Weighted average shares outstanding	253	245	252	245

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14	$12
Receivables, less allowances of $36 in 2004 and $38 in 2003	615	528
Inventories
Work-in-process and finished goods	251	255
Materials and supplies	470	456

	721	711
Deferred income taxes	161	146
Prepaid expenses and other current assets	60	56

Total current assets	1,571	1,453
Net property, plant and equipment	4,788	4,929
Timberland, less timber depletion	44	45
Goodwill	3,301	3,301
Other assets	364	374

	$10,068	$10,102

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$452	$197
Accounts payable	547	512
Accrued compensation and payroll taxes	188	197
Interest payable	99	98
Other current liabilities	214	167

Total current liabilities	1,500	1,171
Long-term debt, less current maturities	4,417	4,610
Other long-term liabilities	1,045	1,127
Deferred income taxes	860	924
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	84	82
Common stock, par value $.01 per share; 400,000,000 shares authorized; 253,672,631 and 250,547,712 issued and outstanding in 2004 and 2003, respectively	3	3
Additional paid-in capital	3,977	3,926
Unamortized restricted stock	(2)	(2)
Retained earnings (deficit)	(1,526)	(1,450)
Accumulated other comprehensive income (loss)	(290)	(289)

Total stockholders' equity	2,246	2,270

	$10,068	$10,102

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2004	2003
Cash flows from operating activities
Net loss	$(70)	$(35)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss from early extinguishment of debt		3
Cumulative effect of accounting change for asset retirement obligations		8
Depreciation, depletion and amortization	209	206
Amortization of deferred debt issuance costs	6	5
Deferred income taxes	(56)	(54)
Pension and postretirement benefits	(18)	(10)
Non-cash restructuring charges	7	1
Non-cash foreign currency losses (gains)	(10)	37
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(99)	15
Inventories	(16)	4
Prepaid expenses and other current assets	(14)	(15)
Accounts payable and accrued liabilities	23	(30)
Interest payable	1	(5)
Income tax benefit on exercise of stock options	6
Other, net	6	(6)

Net cash provided by (used for) operating activities	(25)	124

Cash flows from investing activities
Expenditures for property, plant and equipment	(81)	(116)
Payment on acquisition, net of cash received		(26)
Proceeds from property and timberland disposals and sale of businesses	12	245

Net cash provided by (used for) investing activities	(69)	103

Cash flows from financing activities
Proceeds from long-term debt		300
Net borrowings under accounts receivable securitization programs	46	4
Net borrowings (repayments) of debt	11	(510)
Preferred dividends paid	(4)	(4)
Proceeds from exercise of stock options	45	7
Deferred debt issuance costs	(2)	(3)

Net cash provided by (used for) financing activities	96	(206)

Effect of exchange rate changes on cash		(2)

Increase in cash and cash equivalents	2	19
Cash and cash equivalents
Beginning of period	12	8

End of period	$14	$27

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1.    Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation ("SSCC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2003, filed March 3, 2004 ("10-K") with the Securities and Exchange Commission.

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

        The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards under the SSCC 1998 Long-Term Incentive Plan in each period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss available to common stockholders, as reported	$(10)	$(8)	$(76)	$(41)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1	1	3	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(2)	(7)	(5)

Pro forma net loss available to common stockholders	$(12)	$(9)	$(80)	$(45)

Earnings per share:
Basic—as reported	$(.04)	$(.03)	$(.30)	$(.17)
Basic—pro forma	$(.05)	$(.04)	$(.32)	$(.18)
Diluted—as reported	$(.04)	$(.03)	$(.30)	$(.17)
Diluted—pro forma	$(.05)	$(.04)	$(.32)	$(.18)

4.    Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002. Net sales for the European operations were $192 million for the three months ended March 31, 2003. The results of operations from the European operations were reclassified to discontinued operations.

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

        At June 30, 2004, $63 million of accounts receivable had been sold under the program, of which $25 million were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet.

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

7.    Restructuring and Exit Liabilities

        As part of the Company's continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company closed seven converting facilities and planned to exit its Indonesian operations resulting in restructuring charges of $2 million and $17 million for the three and six months ended June 30, 2004, respectively. The assets of these facilities were adjusted to the estimated net realizable value resulting in a $7 million non-cash write-down. The remaining charges are primarily severance and benefits resulting from approximately 850 employees being terminated. The net sales and operating losses of these facilities in 2004 prior to closure were $38 million and $5 million, respectively. The net sales and operating losses of these facilities for the year ended December 31, 2003 were $134 million and $10 million, respectively. The Company had $5 million of cash disbursements related to these charges for the three and six months ended June 30, 2004.

        At December 31, 2003, the Company had $51 million of exit liabilities related to the restructuring of operations. The Company had $3 million and $13 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2004, respectively.

        The Company recorded restructuring charges of $1 million and $6 million in the three and six months ended June 30, 2003, respectively, related to the closure of three converting facilities.

8.    Other, Net

        For the three and six months ended June 30, 2004, the Company recorded foreign currency exchange gains of approximately $7 million and $10 million, respectively, related to its operations in Canada. For the three and six months ended June 30, 2003, the Company recorded foreign currency exchange losses of approximately $20 million and $36 million, respectively.

9.    Long-Term Debt

        In April 2004, Stone and JSC(U.S.) obtained amendments from their lender groups easing certain financial covenant requirements under their bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004. Stone and JSC(U.S.) expect to remain in compliance with all of the covenants in their credit agreements.

        In March 2004, Stone used $38 million of proceeds received from the Smurfit-MBI securitization program (See Note 5) primarily to prepay a portion of its outstanding Tranche C term loan due June 30, 2009.

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At June 30, 2004, the maximum potential amount of future payments related to these guarantees is approximately $46 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

11.    Employee Benefit Plans

        The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

        The Company's postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

        The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$17	$16	$1	$1	$36	$31	$3	$3
Interest cost	45	44	3	4	91	88	8	8
Expected return on plan assets	(47)	(44)			(96)	(87)
Amortization of prior service cost (benefit)	2	2	(1)	(1)	4	5	(1)	(1)
Amortization of net Loss	12	9	1	2	25	18	2	2
Curtailments	1				2
Multi-employer plans	2	2			4	4

Net periodic benefit cost	$32	$29	$4	$6	$66	$59	$12	$12

        The Company's 2004 expected contributions to its qualified defined benefit plans, non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2003.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Financial Staff Position ("FSP") 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, the Company would be required to determine by the end of the first interim period beginning after June 15, 2004, whether its retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If its plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. The Company has determined that certain of its plans are actuarially equivalent to Medicare Part D and estimates the impact of the Act would reduce its APBO as of December 31, 2003 by approximately $13 million. The Company's postretirement benefit costs would be reduced by approximately $2 million in 2004. The Company will recognize the effects of adopting the Act during the third quarter of 2004.

12.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations that are accounted for under the equity method.

        Prior to the Company's acquisition of the remaining 50% interest from JS Group on March 31, 2003 (See Note 4), Smurfit-MBI was accounted for as an equity affiliate and, as such, its results are included in the 2003 summarized financial information below through March 31, 2003. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Results of operations
Net sales	$77	$66	$147	$232
Cost of sales	66	60	127	205
Income before income taxes, minority interest and extraordinary charges	4	1	5	10
Net income	2	1	3	10

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

        The Company's derivative instruments and hedging activities relate to minimizing exposure to fluctuations in the price of commodities used and sold in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of June 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is 30 months. For the three and six months ended June 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized.

        The fair value of the Company's futures contracts at June 30, 2004 is a $7 million gain included in other current assets. At June 30, 2004, the Company recorded a $1 million loss in cost of goods sold on natural gas futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying for hedge accounting.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company's foreign currency forward contracts at June 30, 2004 is a $1 million gain included in other current assets. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $1 million (net of tax) at June 30, 2004. The Company expects to reclassify $1 million into cost of goods sold during the remainder of 2004.

14.    Income Taxes

        In the second quarter of 2003, the Company recorded an income tax benefit of $12 million related to the resolution of certain prior year tax matters.

15.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(7)	$(5)	$(70)	$(35)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments		(1)		8
Net hedging gain reclassified into earnings		(1)		(3)
Foreign currency translation adjustment	(1)	1	(1)	25

Comprehensive income (loss)	$(8)	$(6)	$(71)	$(5)

16.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2004
Numerator:
Loss from continuing operations before cumulative effect of accounting change	$(7)	$(5)	$(70)	$(36)
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)

Loss available to common stockholders	(10)	(8)	(76)	(42)
Denominator:
Denominator for basic earnings per share— Weighted average shares	253	245	252	245
Effect of dilutive securities:
Employee stock options

Denominator for diluted earnings per share— Adjusted weighted average shares	253	245	252	245

Basic earnings per share from continuing operations before cumulative effect of accounting change	$(.04)	$(.03)	$(.30)	$(.17)

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$(.04)	$(.03)	$(.30)	$(.17)

        For the three and six months ended June 30, 2004 and 2003, SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million and $6 million, respectively, is excluded from the diluted earnings per share computation because it is antidilutive.

        For the three and six months ended June 30, 2004 and 2003, employee stock options are excluded from the diluted earnings per share calculation because they are antidilutive.

17.   Restricted Stock

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

18.   Business Segment Information

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

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and two nonreportable segments, including Reclamation and International. Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, non-cash foreign currency gains or losses and interest expense.

        A summary by business segment follows:

	Container-board & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended June 30,
2004
Revenues from external customers	$1,528	$410	$100	$2,038
Intersegment revenues	35		79	114
Segment profit (loss)	62	23	(100)	(15)
2003
Revenues from external customers	$1,499	$411	$78	$1,988
Intersegment revenues	27		74	101
Segment profit (loss)	75	20	(122)	(27)
Six months ended June 30,
2004
Revenues from external customers	$2,969	$821	$190	$3,980
Intersegment revenues	69		147	216
Segment profit (loss)	54	44	(217)	(119)
2003
Revenues from external customers	$2,895	$820	$150	$3,865
Intersegment revenues	66		136	202
Segment profit (loss)	130	40	(247)	(77)

19.    Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, Stone and JSC(U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Companies agreed to make aggregate settlement payments of $92.5 million, one-half of which were paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $121 million in 2003 to accrue for the class action settlement and estimated liability of the opt-out cases. The Company believes the liability for these matters was adequately reserved at June 30, 2004.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of June 30, 2004, the Company had approximately $28 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability recorded for these matters was adequately reserved at June 30, 2004.

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

20.    Subsequent Event

        In July 2004, Stone, through a wholly-owned subsidiary, completed an offering of $200 million of 7.375% unsecured senior notes due 2014. In the third quarter of 2004, Stone will use the proceeds of this issuance to redeem at par the $185 million aggregate principal 11.5% senior notes due August 15, 2006 and prepay approximately $12 million of secured Tranche B term loan due June 30, 2009 outstanding under its credit agreement. In addition, Stone expects to use the proceeds to pay fees and other expenses of approximately $3 million related to this transaction.

        In connection with this new offering, the Company announced its plans to merge the operations of Stone and JSC(U.S.) in the near future, principally to simplify and consolidate debt financing activities. The Company expects that JSCE, Inc. will merge with and into JSC(U.S.), with JSC(U.S.) as the surviving company, prior to the planned merger of Stone and JSC(U.S.). Stone and JSC(U.S.) are direct or indirect wholly-owned subsidiaries of SSCC and, therefore, this planned merger would not impact the SSCC consolidated financial statements. The planned merger will not occur unless Stone and JSC(U.S.) are able to obtain a new combined bank credit agreement that would replace their current bank credit agreements.

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

  •
  assumptions relating to cost savings expected from rationalization;

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

RESULTS OF OPERATIONS

Overview

        For the second quarter of 2004, we had a net loss available to common stockholders of $10 million, or $.04 per diluted share. Our results were comparable to the net loss available to common stockholders of $8 million, or $.03 per diluted share, for the second quarter of 2003.

        The second quarter results improved compared to the net loss available to common stockholders of $66 million in the first quarter of 2004, reflecting several favorable trends. The economic recovery in the United States is having a positive effect on the packaging industry. Although markets remain highly competitive, containerboard and corrugated container prices have improved. In addition, the fundamentals for our business are improving: shipments have increased, mill operating rates were high, inventories remained lean and key costs have stabilized. Cost reduction initiatives also contributed to our improved results.

        For the six months ended June 30, 2004, we had a net loss available to common stockholders of $76 million, or $.30 per diluted share as compared to a net loss available to common stockholders of $41 million, or $.17 per diluted share for the same period last year. The decline compared to last year was due primarily to lower pricing for corrugated containers and higher fiber cost.

Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended June 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,528	$62	$1,499	$75
Consumer packaging	410	23	411	20
Other operations	100	8	78	5

Total segment operations	$2,038	93	$1,988	100

Restructuring charges		(2)		(1)
Loss on sale of assets				(3)
Interest expense, net		(85)		(85)
Loss on early extinguishment of debt				(2)
Non-cash foreign currency exchange gains (losses)		7		(21)
Litigation settlement				11
Corporate expenses and other (1)		(28)		(26)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(15)		$(27)

(1)
Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

        Net sales of $2,038 million in 2004 increased by 2.5% compared to last year due primarily to higher sales volume and higher sales prices for reclaimed fiber. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(6)		$18	$12
Sales volume	35	(1)	4	38

Total	$29	$(1)	$22	$50

        Cost of goods sold increased due primarily to higher product shipments and higher costs, including reclaimed fiber ($28 million) and wood fiber ($5 million). Cost of goods sold as a percent of net sales increased from 86% in 2003 to 87% in 2004 due primarily to the higher costs of reclaimed fiber and wood fiber.

        Selling and administrative expense as a percent of net sales in 2004 was comparable to 2003. Selling and administrative expenses in 2003 were favorably impacted by an $11 million litigation settlement with respect to Chesapeake Corporation's environmental indemnification obligation regarding our West Point, Virginia containerboard mill. Exclusive of the legal settlement, selling and administrative expenses declined compared to 2003, primarily as a result of lower personnel costs.

        We recorded restructuring charges of $2 million during the second quarter of 2004 related to the closure of three converting facilities. The charges were primarily for severance and benefits resulting from approximately 260 employees being terminated.

        Interest expense, net for 2004 was comparable to 2003.

        Other, net for 2004 included non-cash foreign currency exchange gains of $7 million compared to losses of $21 million in 2003. During the second quarter of 2004, the Canadian dollar weakened compared to the U.S. dollar, whereas in the second quarter of 2003, it had strengthened compared to the U.S. dollar.

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales increased by 2% due primarily to the increased demand for corrugated packaging. The price increases we announced in March and June of 2004 are taking hold, and containerboard and corrugated container prices have increased compared to the first quarter of 2004. Our prices were lower than the second quarter of 2003, however. The average domestic linerboard price decreased 2.0% compared to 2003. The average corrugated container price per thousand square feet (MSF) decreased by 1.5%. On a per ton basis, average corrugated container prices were flat compared to last year due to a reduction in basis weight. Price increases were also implemented on solid bleached sulfate (SBS) and market pulp, which increased those average prices by 2.8% and 4.8%, respectively, compared to 2003. Shipments of corrugated containers increased 2% compared to 2003 despite the shutdown of eight converting facilities since June 2003.

        Containerboard production increased by 1.4%. Our containerboard mills operated at an average rate of 95.0% of capacity in 2004, as compared to 90.4% in 2003. Production of SBS increased by 1% and market pulp increased by 15% due primarily to the timing of maintenance shutdowns.

        Profits decreased by $13 million due primarily to the lower average sales prices and higher cost of wood fiber, reclaimed fiber and employee benefits. Improvements in our mill operating rates and savings from our restructuring activities announced in the fourth quarter of 2003 partially offset the increases in cost.

Consumer Packaging Segment

        Net sales declined slightly in 2004 primarily as a result of lower folding carton shipments. The decline in folding carton shipments was partially offset by the addition of Arko Paper Products, Inc., which was acquired May 31, 2003. Shipments of laminated products were also lower as a result of a plant sale. The coated recycled boxboard mills operated at near 100% capacity in 2004 as compared to 94.8% in 2003, but production was lower by 4% due to the permanent closure of a paper machine. Folding carton shipments declined 3% overall and multiwall bag shipments were flat. Average selling prices for folding cartons and multiwall bags were generally flat. Profits increased by $3 million as a result of the improvements in the boxboard mill operating rates and benefits from cost control efforts.

Other Operations

        Net sales increased by 28% due primarily to higher sales prices for reclamation products. The average price of old corrugated containers (OCC), our predominant grade of recycled fiber, was higher by approximately $20 per ton. Total tons of fiber reclaimed and brokered decreased by 3% as a result of the shutdown of three of our paper machines in the fourth quarter of 2003.

Six Months 2004 Compared to Six Months 2003

	Six months ended June 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$2,969	$54	$2,895	$130
Consumer packaging	821	44	820	40
Other operations	190	14	150	11

Total segment operations	$3,980	112	$3,865	181

Restructuring charges		(17)		(6)
Loss on sale of assets				(3)
Interest expense, net		(171)		(171)
Loss on early extinguishment of debt				(3)
Non-cash foreign currency exchange gains (losses)		10		(37)
Litigation settlements, net				(4)
Corporate expenses and other		(53)		(34)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(119)		$(77)

        The decline in our results was due to lower profit from our Containerboard and Corrugated Containers segment, primarily as a result of lower average sales prices and higher cost for fiber. Net sales of $3,980 million in 2004 increased by 3% compared to last year due primarily to Stone Container Corporation's acquisition of the remaining 50% of Smurfit-MBI on March 31, 2003. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(69)	$(4)	$34	$(39)
Sales volume	24	5	6	35
Smurfit-MBI acquisition	119			119

Total	$74	$1	$40	$115

        Cost of goods sold increased due primarily to the acquisition of Smurfit-MBI and higher costs including, reclaimed fiber ($54 million) and wood fiber ($16 million). Cost of goods sold as a percent of net sales increased from 86% in 2003 to 89% in 2004 due primarily to the lower average selling prices and the higher costs of reclaimed fiber and wood fiber.

        Selling and administrative expense as a percent of net sales was comparable to 2003. Selling and administrative expenses for 2004 include the additional cost resulting from the acquisition of Smurfit-MBI. Exclusive of Smurfit-MBI, selling and administrative expenses declined compared to 2003, primarily as a result of lower personnel costs.

        We recorded restructuring charges of $17 million during the first quarter of 2004 related to the closure of seven converting facilities and the planned exit from of our Indonesian operation. The assets of these facilities were adjusted to the estimated net realizable value resulting in a $7 million non-cash write-down. The remaining charges were primarily for severance and benefits resulting from approximately 850 employees being terminated.

        The 2004 restructuring activities are a continuation of our restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions. This rationalization process, when completed, is expected to result in annual savings of approximately $140 million. We have achieved the planned reduction of 1,400 positions in our workforce and, for the six months ended June 30, 2004, have realized approximately $80 million in savings from the headcount reductions, reduced fixed costs and process improvements.

        Interest expense, net for 2004 was comparable to 2003. The impact of lower average borrowings ($2 million) was offset by higher average interest rates ($2 million). Our overall average effective interest rate in 2004 was higher than 2003 by approximately 10 basis points.

        Other, net for 2004 included non-cash foreign currency exchange gains of $10 million compared to losses of $37 million in 2003. The Canadian dollar has weakened compared to the U.S. dollar in 2004, whereas it had strengthened compared to the U.S. dollar throughout most of 2003.

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales increased by 3% due primarily to higher shipments of corrugated containers resulting from the acquisition of Smurfit-MBI. Lower average sales prices partially offset the increase. The average domestic linerboard price decreased 5.5%. The average price per MSF for corrugated containers declined 3.3%. Average SBS and market pulp prices increased by 3.5% and 6.4%, respectively, compared to 2003. Our external sales of containerboard declined due to the higher integration level resulting from the acquisition of Smurfit-MBI. Shipments of corrugated containers increased 2.7% compared to 2003, exclusive of the Smurfit-MBI acquisition. The increase in shipments of corrugated containers was negatively impacted by the shutdown of ten operating facilities since January 2003.

        Containerboard production was flat compared to 2003. Our containerboard mills operated at an average rate of 93.2% of capacity in 2004, as compared to 90.3% in 2003. Production of kraft paper and market pulp increased by 7% and 6%, respectively. Production of SBS decreased by 11% due primarily to the timing of maintenance shutdowns.

        Profits decreased by $76 million due primarily to the lower average sales prices and higher costs of wood, reclaimed fiber and employee benefits. Improvements in our mill operating rates and savings from our restructuring activities partially offset the lower average sales prices and the increases in cost.

Consumer Packaging Segment

        Net sales were comparable to 2003, as higher shipments of multiwall bags and the addition of Arko Paper Products, Inc., were offset by the effects of lower average sales prices. The coated recycled boxboard mills operated at near 100% capacity in 2004 as compared to 95.4% in 2003, but production was lower by 4% due to the permanent closure of a paper machine. Folding carton shipments declined 2%, while multiwall bag shipments increased 1%. Shipments of laminated products declined as a result of a plant sale. Average folding carton and multiwall bag prices were lower by approximately 1% and 2%, respectively. Profits increased by $4 million as a result of the improvements in the boxboard mill operating rates and benefits from cost control efforts.

Other Operations

        Net sales increased by 27% due primarily to higher sales prices for reclamation products. The average price of OCC was higher by approximately $25 per ton. Total tons of fiber reclaimed and brokered decreased by 3% as a result of the shutdown of three of our paper machines in the fourth quarter of 2003.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2004	2003	2004	2003
Mill production
Containerboard	1,858	1,833	3,648	3,640
Kraft paper	72	71	146	136
Market pulp	146	127	274	259
Solid bleached sulfate	74	73	134	151
Coated recycled boxboard	140	146	281	293
Corrugated containers sold (billion sq. ft.)	22.1	21.7	43.7	41.5
Folding cartons sold	124	128	252	257
Multiwall bags sold (million bags)	291	290	573	567
Fiber reclaimed and brokered	1,609	1,655	3,225	3,333

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes our cash flows for the six months ended June 30,:

(In millions)	2004	2003
Net cash provided by (used for):
Operating activities	$(25)	$124
Investing activities	(69)	103
Financing activities	96	(206)
Effect of exchange rate changes on cash		(2)

Net increase (decrease) in cash	$2	$19

Net Cash Provided By (Used For) Operating Activities

        Net cash used for operating activities for the six months ended June 30, 2004 was $25 million. The decrease of $149 million compared to 2003 was due primarily to lower segment profits and higher working capital levels. Segment profits decreased primarily as a result of lower average selling prices and higher costs of fiber. Working capital increased $99 million in the first six months of 2004, as compared to an increase of $31 million for the same period last year. The higher level of working capital in 2004 was primarily the result of an increase in accounts receivable, which was impacted by the increase in product pricing.

Net Cash Provided By (Used For) Investing Activities

        Net cash used for investing activities was $69 million for the six months ended June 30, 2004. The 2003 period included approximately $189 million of cash received related to the exchange transactions with Jefferson Smurfit Group (see Note 4 of the Notes to Consolidated Financial Statements). Expenditures for property, plant and equipment were $81 million as compared to $116 million last year. The $81 million expended for property, plant and equipment in 2004 included $19 million for environmental projects and $62 million for upgrades, modernization and expansion.

Net Cash Provided By (Used For) Financing Activities

        Net cash provided by financing activities for the six months ended June 30, 2004 was $96 million, including net borrowings of $57 million and proceeds from the exercise of stock options of $45 million. The funds provided from financing activities were used to fund net cash used by operating and investing activities.

        On March 30, 2004, Stone Container used $38 million of proceeds received from the Smurfit-MBI securitization program primarily to prepay a portion of its Tranche C term loan due June 30, 2009. See "Off-Balance Sheet Arrangement" below.

        On April 21, 2004, Stone Container and Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)) obtained amendments from their lender groups easing certain financial covenant requirements under their bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004. We expect to remain in compliance with all of the covenants contained in our credit agreements.

        On July 20, 2004, Stone Container Finance Company of Canada II, a wholly-owned subsidiary of Stone Container, issued $200 million of 7.375% unsecured senior notes due 2014. The proceeds will be used in the third quarter of 2004 to redeem at par the $185 million outstanding aggregate principal amount of 11.5% senior notes due August 15, 2006, prepay approximately $12 million of outstanding term loans under the Stone Container credit facility and pay approximately $3 million of fees and expenses related to the transaction. The new notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If, by April 16, 2005, Stone Container does not consummate a registered exchange offer for the notes or cause resales of the notes to be registered under the Securities Act of 1933, the interest rate on the new notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or a resale registration statement is declared effective.

        In connection with this new note offering, we announced our plans to merge the operations of Stone Container and JSC(U.S.) in the near future, principally to simplify and consolidate debt financing activities. We expect that JSCE, Inc. will merge with and into JSC(U.S.), with JSC(U.S.) as the surviving company, prior to the proposed merger of Stone Container and JSC(U.S.). Stone Container and JSC(U.S.) are direct or indirect wholly-owned subsidiaries of Smurfit-Stone and, therefore, this proposed merger would not impact our consolidated financial statements. The planned merger will not occur unless we are able to obtain a new combined bank credit agreement that would replace the current bank credit agreements of Stone Container and JSC(U.S.).

        The obligations under the JSC(U.S.) credit agreement are unconditionally guaranteed by Smurfit-Stone, JSCE, Inc. and the material subsidiaries of JSC(U.S.). The obligations under the JSC(U.S.) credit agreement are secured by a security interest in substantially all of the assets of JSC(U.S.) and its material subsidiaries, a pledge of all of the capital stock of JSCE, Inc., JSC(U.S.) and the material U.S. subsidiaries of JSC(U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of JSC(U.S.). The security interest under the JSC(U.S.) credit agreement excludes certain trade receivables and proceeds thereof.

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

Future Cash Flows

        Scheduled debt payments, including capital lease payments, for the remainder of 2004 and 2005 are $233 million and $527 million, respectively. Jefferson Smurfit (U.S)'s Accounts Receivable Securitization Program, which has an outstanding balance of $223 million at June 30, 2004, expires in December 2004. JSC(U.S.) intends to enter into a new accounts receivable program during 2004 to refinance this debt. The revolving credit facilities of JSC(U.S.) and Stone Container mature in 2005. We are currently evaluating refinancing alternatives, including a new combined bank credit agreement that would replace the current bank credit agreements of Stone Container and JSC(U.S.). Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of our subsidiaries' debt obligations. Our subsidiaries have historically had good access to capital markets and we expect them to be able to repay or refinance their debt maturities on or before the maturity dates. Although we believe our subsidiaries will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options such as the sale or monetization of assets.

        As of June 30, 2004, we had authorized commitments for capital expenditures of approximately $180 million. We intend to hold capital expenditures for 2004 to approximately $225 million.

        We recorded restructuring charges of $17 million in 2004, which included $10 million for exit liabilities. The exit liabilities were principally for severance cost and will be paid in 2004. During the six months ended June 30, 2004, we incurred cash expenditures of $5 million for these exit liabilities.

        At December 31, 2003, we had $51 million of exit liabilities related primarily to the restructuring of operations in connection with the November 1998 merger with Stone Container, the acquisition of St. Laurent Paperboard Inc., the acquisition of the Stevenson mill and related assets and other restructuring activities. During the six months ended June 30, 2004, we incurred cash expenditures of $13 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

        As described in our 2003 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $880 million as of December 31, 2003. For the six months ended June 30, 2004, we contributed $88 million to the pension plans and expect to contribute a total of approximately $170 million in 2004. Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

        We expect an improvement in our profitability and cash flow from operations for the remainder of 2004. As of June 30, 2004, we have unused borrowing capacity under the JSC(U.S.) and Stone Container revolving credit facilities of $290 million and $261 million, respectively. We expect these cash sources and our anticipated financing activities will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the litigation settlement, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

OFF-BALANCE SHEET ARRANGEMENT

        On March 30, 2004, we, through Smurfit-MBI, entered into an accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our Canadian accounts receivable to a trust in which we hold a variable interest, but are not the primary beneficiary. Accordingly, accounts receivable sold to the trust, for which we did not retain an interest, are not included in our consolidated balance sheet. At June 30, 2004, $63 million of accounts receivable had been sold under the program, of which $25 million were retained by Stone Container as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trust have no recourse to our other assets, except for our subordinated interest, for failure of debtors to pay when due.

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

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, we would be required to determine by the end of the first interim period beginning after June 15, 2004, whether our retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If our plans are actuarially equivalent to Medicare Part D, we must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. We have determined that certain of our plans are actuarially equivalent to Medicare Part D and estimate the impact of the Act would reduce our APBO as of December 31, 2003 by approximately $13 million. Our postretirement benefit costs would be reduced by approximately $2 million in 2004. We will recognize the effects of adopting the Act during the third quarter of 2004.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2004, we have monthly futures contracts to hedge up to 50% of our expected natural gas requirements through December 2005. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas futures contracts. See Note 13 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S.

dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        The Canadian dollar as of June 30, 2004 compared to December 31, 2003 weakened against the U.S. dollar by 3.7%. We recognized non-cash foreign currency exchange gains of $10 million for the six months ended June 30, 2004 compared to losses of $37 million last year due to the weakening of the Canadian dollar.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of June 30, 2004, we had Canadian dollar forward purchase contracts to hedge substantially all of our requirements for the months of July 2004 through September 2004 and approximately 65% to 90% of our requirements for the months of October 2004 through April 2005. Cost of goods sold includes the impact of the forward purchase contracts that expired in the six months ended June 30, 2004. See Note 13 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2004.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints were amended to name several other defendants, including JSC(U.S.) and Smurfit-Stone. The suits sought an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints were transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which certified two plaintiff classes. In November 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against the Company, Stone Container and JSC(U.S.). The companies will make an aggregate settlement payment of $92.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. All of these cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases. We believe our liability for these matters was adequately reserved at June 30, 2004.

        In September 1997, Stone Container received a Notice of Violation and a Compliance Order from the United States Environmental Protection Agency (EPA) alleging noncompliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, Stone Container responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, Stone Container received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that Stone Container "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. Stone Container responded to this notice and indicated the EPA's allegations were without merit. The Virginia Department of Environmental Quality (Virginia DEQ) issued a similar Notice of Violation in May 1999. In July 2004, Stone Container entered into a Consent Decree with the EPA and the Virginia DEQ to settle these Notices of Violation, which requires the payment of a penalty of $835,000.

        In April 1999, the EPA and the Virginia DEQ each issued a Notice of Violation under the Clean Air Act to St. Laurent Paperboard Inc.'s (St. Laurent) mill located in West Point, Virginia, which St. Laurent (which has been merged into Stone Container) acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits and otherwise violated certain applicable air emission requirements. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. In July 2004, Stone Container entered into a Consent Decree with the EPA and the Virginia DEQ to settle these Notices of Violation, which requires the payment of a penalty of $950,000 and the installation of specified pollution control equipment, some of which has already been completed.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Registrant's Annual Meeting of Stockholders was held on May 12, 2004. At the meeting, stockholders voted on (1) the election of eight directors for terms of office expiring at the Annual Meeting of Stockholders in 2005, (2) the ratification of the appointment of Ernst & Young LLP as independent auditors of Smurfit-Stone for 2004, (3) approval of the 2004 Smurfit-Stone 2004 Long Term Incentive Plan (the 2004 LTIP), (4) approval of the Smurfit-Stone Non-Employee Director Deferred Compensation Plan and (5) a Stockholder Proposal. Voting on each matter was as follows:

		Votes For	Votes Against	Withheld/ Abstentions
1.	Election of Directors
	James R. Boris	194,974,795		4,891,678
	Alan E. Goldberg	195,349,911		4,516,562
	William T. Lynch, Jr.	196,805,091		3,061,382
	Patrick J. Moore	195,210,426		4,656,047
	James J. O'Connor	194,518,312		5,348,161
	Jerry K. Pearlman	194,504,071		5,362,402
	Thomas A. Reynolds, III	184,314,992		15,551,581
	William D. Smithburg	196,785,998		3,080,475
2.	Ratification of Auditors	192,150,616	7,623,693	92,164
3.	Approval of the 2004 LTIP	161,820,210	23,219,913	140,318
4.	Approval of the Non-Employee Director Deferred Compensation Plan	179,371,845	5,537,992	270,604
5.	Stockholder Proposal	5,246,222	179,607,659	326,560

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a)
  The following exhibits are included in this Form 10-Q:

  10.1
  First Amendment of the Smurfit-Stone Container Corporation (SSCC) 2004 Long Term Incentive Plan.

  10.2
  Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement by and between SSCC and Patrick J. Moore.

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

  32.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b)
  Reports on Form 8-K:

        Form 8-K dated April 23, 2004 was furnished to the Securities and Exchange Commission (SEC) in connection with the announcement of SSCC's earnings for the first quarter of 2004.

        Form 8-K dated July 14, 2004 was furnished to the SEC in connection with the announcement that SSCC expects to report results for the second quarter of 2004 that will be slightly better than the average earnings estimate published by Thomson Financial/First Call.

        Form 8-K dated July 23, 2004 was furnished to the SEC in connection with the announcement of SSCC's earnings for the second quarter of 2004.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION (Registrant)
Date: August 6, 2004	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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