Form 10-Q
period 2004-09-30
SMURFIT STONE CONTAINER CORP
filed 2004-11-08
CIK 919226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2004

Commission File Number 0-23876

SMURFIT-STONE CONTAINER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1531401
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 346-6600
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

                As of September 30, 2004, the registrant had outstanding 254,015,122 shares of common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2004	2003	2004	2003
Net sales	$2,165	$1,944	$6,145	$5,809
Costs and expenses
Cost of goods sold	1,829	1,680	5,361	5,011
Selling and administrative expenses	190	296	581	693
Restructuring charges		2	17	8
Loss (gain) on sale of assets	(3)	1	(3)	4

Income (loss) from operations	149	(35)	189	93
Other income (expense)
Interest expense, net	(87)	(85)	(258)	(256)
Gain (loss) on early extinguishment of debt	1		1	(3)
Other, net	(17)		(5)	(31)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	46	(120)	(73)	(197)
Benefit from (provision for) income taxes	(15)	47	34	88

Income (loss) from continuing operations before cumulative effect of accounting change	31	(73)	(39)	(109)
Discontinued operations
Income from discontinued operations, net of income tax provision of $4				6

Income (loss) before cumulative effect of accounting change	31	(73)	(39)	(103)

Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3				(5)

Net income (loss)	31	(73)	(39)	(108)
Preferred stock dividends and accretion	(3)	(2)	(9)	(8)

Net income (loss) available to common stockholders	$28	$(75)	$(48)	$(116)

Basic earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$.11	$(.30)	$(.19)	$(.48)
Discontinued operations				.03
Cumulative effect of accounting change				(.02)

Net income (loss) available to common stockholders	$.11	$(.30)	$(.19)	$(.47)

Weighted average shares outstanding	254	246	253	246

Diluted earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$.11	$(.30)	$(.19)	$(.48)
Discontinued operations				.03
Cumulative effect of accounting change				(.02)

Net income (loss) available to common stockholders	$.11	$(.30)	$(.19)	$(.47)

Weighted average shares outstanding	256	246	253	246

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12	$12
Receivables, less allowances of $29 in 2004 and $38 in 2003	622	528
Inventories
Work-in-process and finished goods	252	255
Materials and supplies	499	456

	751	711
Deferred income taxes	168	146
Prepaid expenses and other current assets.	72	56

Total current assets	1,625	1,453
Net property, plant and equipment	4,744	4,929
Timberland, less timber depletion	44	45
Goodwill	3,301	3,301
Other assets.	358	374

	$10,072	$10,102

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt.	$345	$197
Accounts payable	599	512
Accrued compensation and payroll taxes.	204	197
Interest payable	77	98
Other current liabilities	211	167

Total current liabilities.	1,436	1,171
Long-term debt, less current maturities	4,443	4,610
Other long-term liabilities.	1,018	1,127
Deferred income taxes	887	924
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding.	85	82
Common stock, par value $.01 per share; 400,000,000 shares authorized; 254,015,122 and 250,547,712 issued and outstanding in 2004 and 2003, respectively.	3	3
Additional paid-in capital	3,992	3,926
Unamortized restricted stock	(8)	(2)
Retained earnings (deficit)	(1,498)	(1,450)
Accumulated other comprehensive income (loss)	(286)	(289)

Total stockholders’ equity	2,288	2,270

	$10,072	$10,102

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (In millions)	2004	2003
Cash flows from operating activities
Net loss	$(39)	$(108)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss (gain) from early extinguishment of debt	(1)	3
Cumulative effect of accounting change for asset retirement obligations		8
Depreciation, depletion and amortization	313	309
Amortization of deferred debt issuance costs	9	7
Deferred income taxes.	(47)	(150)
Pension and postretirement benefits.	(50)	(35)
Non-cash restructuring charges	7	1
Non-cash foreign currency losses	9	38
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(107)	36
Inventories.	(41)	16
Prepaid expenses and other current assets	(16)	(14)
Accounts payable and accrued liabilities.	82	41
Interest payable	(21)	(27)
Income tax benefit on exercise of stock options	7	1
Other, net	(3)	10

Net cash provided by operating activities	102	136

Cash flows from investing activities
Expenditures for property, plant and equipment	(139)	(157)
Payment on acquisition, net of cash received		(26)
Proceeds from property and timberland disposals and sale of businesses	20	247

Net cash provided by (used for) investing activities	(119)	64

Cash flows from financing activities
Proceeds from long-term debt	200	300
Net borrowings (repayments) under accounts receivable securitization programs	20	(15)
Net repayments of debt	(243)	(477)
Preferred dividends paid	(6)	(6)
Proceeds from exercise of stock options	50	26
Deferred debt issuance costs	(4)	(3)

Net cash provided by (used for) financing activities	17	(175)

Effect of exchange rate changes on cash		(2)

Increase in cash and cash equivalents		23
Cash and cash equivalents
Beginning of period	12	8

End of period	$12	$31

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1.              Significant Accounting Policies

                The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation (“SSCC” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2003, filed March 3, 2004 (“10-K”) with the Securities and Exchange Commission.

                Prior to November 1, 2004, SSCC owned 100% of the common equity interest in JSCE, Inc. (“JSCE”) and Stone Container Corporation (“Stone”).  JSCE owned 100% of the common equity interest in Jefferson Smurfit Corporation (U.S.)(“JSC(U.S.)”) and was the guarantor of the senior indebtedness of JSC(U.S.).  The Company had no operations other than its investments in JSCE and Stone.  JSC(U.S.) had operations throughout the United States and Stone had domestic and international operations.

                On November 1, 2004, JSCE merged with and into JSC(U.S.), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone, with Stone as the surviving company (the “Merger”).  Stone was then renamed Smurfit-Stone Container Enterprises, Inc. (“SSCE”) (See Note 21).

2.              Reclassifications

                Certain prior year amounts have been reclassified to conform to the current year presentation.

3.              Stock-Based Compensation

                In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” effective as of January 1, 2003.  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption.  Because the prospective method was used and awards vest over three to eight years, the 2003 and 2004 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

                The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards under the SSCC 1998 and 2004 Long-Term Incentive Plans in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) available to common stockholders, as reported	$28	$(75)	$(48)	$(116)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1		4	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)	(10)	(8)

Pro forma net income (loss) available to common stockholders	$26	$(78)	$(54)	$(123)

Earnings per share:
Basic – as reported	$.11	$(.30)	$(.19)	$(.47)
Basic – pro forma	$.10	$(.32)	$(.21)	$(.50)

Diluted – as reported	$.11	$(.30)	$(.19)	$(.47)
Diluted – pro forma	$.10	$(.32)	$(.21)	$(.50)

4.              Discontinued Operations

                In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group (“JS Group”), formerly SSCC’s largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group’s 50% ownership in Smurfit-MBI, a Canadian packaging business, and approximately $189 million.  The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002.  Net sales for the European operations were $192 million for the three months ended March 31, 2003.  The results of operations from the European operations were reclassified to discontinued operations.

                On March 31, 2003, the Company completed these exchange transactions resulting in no additional adjustments to the Company’s results of operations.  Previously, the Company owned 50% of Smurfit-MBI, and as a result of the completed transactions now owns 100% of Smurfit-MBI.  Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees.  The results of operations have been included in the consolidated statement of operations after March 31, 2003.  The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was allocated to the assets acquired and liabilities assumed according to fair values.  The purchase price allocation resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with the Company’s original 50% investment, and intangible assets of $45 million which were allocated to the Containerboard and Corrugated Containers segment.

5.              Transfers of Financial Assets

                On March 30, 2004, the Company, through Smurfit-MBI, entered into an accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company holds a variable interest, but is not the primary beneficiary.  Accordingly, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which the Company is not the primary beneficiary, are not included in the accompanying consolidated balance sheet.  The Company has retained servicing responsibilities and a subordinated interest in future cash flows from the receivables.  The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted.  The investors and securitization trust have no recourse to the Company’s other assets, except the Company’s subordinated interest, for failure of debtors to pay when due.

                At September 30, 2004, $67 million of accounts receivable had been sold under the program, of which $24 million was retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet.

6.              Asset Retirement Obligation

                Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  The Company’s asset retirement obligations relate primarily to environmental requirements upon closure of an operating facility.  Certain of the Company’s facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future.  Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated.

                Upon adoption of SFAS No. 143, the Company recorded an increase in net property, plant and equipment of $2 million, an asset retirement obligation liability of $10 million and a charge for the cumulative effect of an accounting change of $5 million, net of income taxes of $3 million.  The net cumulative effect charge reflected the offset of a $5 million accrual recorded under the Company’s previous accounting for landfills.

7.              Restructuring and Exit Liabilities

                As part of the Company’s continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company closed seven converting facilities and exited its Indonesian operations resulting in restructuring charges of zero and $17 million for the three and nine months ended September 30, 2004, respectively.  The assets of these facilities were adjusted to the estimated net realizable value resulting in a $7 million non-cash write-down.  The remaining charges are primarily severance and benefits resulting from approximately 850 employees being terminated.  The net sales and operating losses of these facilities in 2004 prior to closure were $39 million and $6 million, respectively.  The net sales and operating losses of these facilities for the year ended December 31, 2003 were $134 million and $10 million, respectively.  The Company had $3 million and $8 million of cash disbursements related to these charges for the three and nine months ended September 30, 2004, respectively.

                The Company recorded restructuring charges of $2 million and $8 million in the three and nine months ended September 30, 2003, respectively, related to the closure of three converting facilities and severance costs within the Containerboard and Corrugated Containers segment as a result of its rationalization and cost reduction plan.

                At December 31, 2003, the Company had $51 million of exit liabilities related to restructuring of operations.  The Company had $5 million and $18 million of cash disbursements related to these exit liabilities for the three and nine months ended September 30, 2004, respectively.

8.              Gain on Sale of Assets

                The Company recorded a gain on sale of assets of $3 million in the third quarter of 2004 for the termination of its distribution rights for flexible intermediate bulk containers.  The net sales and operating profit for this business in 2004 prior to disposal were $28 million and $1 million, respectively.  The net sales and operating profit for this business for the year ended December 31, 2003 were $36 million and $1 million, respectively.  This business was part of the Consumer Packaging segment.

9.              Other, Net

                For the three and nine months ended September 30, 2004, the Company recorded foreign currency exchange losses of $19 million and $9 million, respectively, related to its operations in Canada.  For the three and nine months ended September 30, 2003, the Company recorded foreign currency exchange losses of $1 million and $37 million, respectively, related to its operations in Canada.

10.       Long-Term Debt

                The Company and its subsidiaries refinanced their bank credit agreements, effective November 1, 2004 in connection with the Merger (See Note 21).

                In July 2004, Stone, through a wholly-owned subsidiary, completed an offering of $200 million of 7.375% unsecured senior notes due 2014.  The Company used the proceeds of this issuance to redeem the $185 million aggregate principal 11.5% senior notes due August 15, 2006, prepay approximately $13 million of secured Tranche B term loan outstanding under its credit agreement, and to pay fees and other expenses of approximately $2 million related to this transaction.  A gain of $1 million was recorded due to the early extinguishment of debt.

                In April 2004, Stone and JSC(U.S.) obtained amendments from their lender groups easing certain financial covenant requirements under their bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004.

                In March 2004, Stone used $38 million of proceeds received from the Smurfit-MBI securitization program (See Note 5) primarily to prepay a portion of its outstanding Tranche C term loan.

                In May 2003, JSC(U.S.) completed an offering of $300 million of 7.50% unsecured senior notes due 2013.  The Company used the proceeds of this issuance to repay the $175 million Tranche A term loan borrowings and $122 million of the outstanding Tranche B term loan borrowings under the JSC(U.S.) credit agreement, and to pay fees and expenses of $3 million related to this transaction.  A loss of $2 million was recorded due to early extinguishment of debt.

                In March 2003, Stone repaid $190 million of the Tranche C term loan and $7 million of the Tranche B term loan from proceeds received from the sale of the European operations (See Note 4) and other asset sales.  A loss of $1 million was recorded due to the early extinguishment of debt.

11.       Guarantees

                Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee.

                The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At September 30, 2004, the maximum potential amount of future payments related to these guarantees is approximately $45 million and decreases ratably over the life of the contracts.  Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

12.       Employee Benefit Plans

                The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

                The Company’s postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

                The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended September 30,				Nine months ended September 30,

	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$17	$15	$2	$2	$53	$46	$5	$5
Interest cost	45	44	4	5	136	132	12	13
Expected return on plan assets	(48)	(43)			(144)	(130)
Amortization of prior service cost (benefit)	4	3		(1)	8	8	(1)	(2)
Amortization of net loss	12	9	1	1	37	27	3	3
Curtailments	1				3
Multi-employer plans	2	2			6	6

Net periodic benefit cost	$33	$30	$7	$7	$99	$89	$19	$19

                The Company’s 2004 expected contributions to its qualified defined benefit plans, non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2003.

                In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) was enacted.  The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Under FASB Financial Staff Position (“FSP”) 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy was issued.

                In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act.  The Company has determined that certain of its plans are actuarially equivalent to Medicare Part D and estimates the impact of the Act would reduce its APBO as of December 31, 2003 by approximately $13 million.  In accordance with FSP 106-2, the Company reduced postretirement benefit costs by $2 million in the third quarter of 2004.

13.       Non-Consolidated Affiliates

                The Company has several non-consolidated affiliates that are engaged in paper and packaging operations that are accounted for under the equity method.

                Prior to the Company’s acquisition of the remaining 50% interest from JS Group on March 31, 2003 (See Note 4), Smurfit-MBI was accounted for as an equity affiliate and, as such, its results are included in the 2003 summarized financial information below through March 31, 2003.  Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003.

                In July 2004, the Company acquired the remaining 51% interest of an affiliate for $1 million.  In connection with this acquisition, the Company wrote-off receivables due from the affiliate of $11 million.  The allowance for doubtful accounts was also reduced as the receivables due from the affiliate were reserved for in prior years.

                Combined summarized financial information for all of the Company’s non-consolidated affiliates that are accounted for under the equity method of accounting is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Results of operations
Net sales	$79	$69	$226	$301
Cost of sales	66	61	193	266
Income before income taxes, minority interest and extraordinary charges	3	1	8	11
Net income	2	1	5	11

14.       Derivative Instruments and Hedging Activities

                SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires that all derivatives be recorded on the consolidated balance sheets at fair value.  Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive

                Income (“OCI”) until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

                The Company’s derivative instruments and hedging activities relate to minimizing exposure to fluctuations in the price of commodities used and sold in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts

                The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix or cap the price of a portion of the Company’s forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of September 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately two years.  For the three and nine months ended September 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized.  For the three and nine months ended September 30, 2003, the Company reclassified an immaterial amount and a $3 million gain (net of tax) respectively, from OCI to cost of goods sold when the hedged items were recognized.

                The fair value of the Company’s futures contracts at September 30, 2004 is a $13 million gain included in other current assets.  For the three and nine months ended September 30, 2004, the Company recorded gains of $5 million and $4 million, respectively, in cost of goods sold related to the settlement and the change in fair value of natural gas futures contracts not qualifying for hedge accounting.  For the three and nine months ended September 30, 2003, the Company recorded losses of $2 million and $4 million, respectively, in cost of goods sold related to the settlement and the change in fair value of natural gas futures contracts not qualifying for hedge accounting.

Foreign Currency Forward Contracts

                The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company’s foreign currency forward contracts at September 30, 2004 is a $6 million gain included in other current assets.  The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.  For the three and nine months ended September 30, 2004, the Company recorded an immaterial amount in cost of goods related to the foreign currency forward contracts.  For the three and nine months ended September 30, 2003, the Company recorded a $9 million gain (net of tax) in cost of goods related to the foreign currency forward contracts.

                The cumulative deferred hedge gain on all commodity and foreign currency contracts is $3 million (net of tax) at September 30, 2004.  The Company expects to reclassify $2 million (net of tax) into cost of goods sold during the remainder of 2004.

15.     Income Taxes

                In the second quarter of 2003, the Company recorded an income tax benefit of $12 million related to the resolution of certain prior year tax matters.

16.       Comprehensive Income (Loss)

                Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$31	$(73)	$(39)	$(108)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	3	3	3	11
Net hedging gain reclassified into earnings		(9)		(12)
Foreign currency translation adjustment	1			25

Comprehensive income (loss)	$35	$(79)	$(36)	$(84)

17.       Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change	$31	$(73)	$(39)	$(109)
Preferred stock dividends and accretion	(3)	(2)	(9)	(8)

Income (loss) available to common stockholders	28	(75)	(48)	(117)
Denominator:
Denominator for basic earnings per share—Weighted average shares	254	246	253	246
Effect of dilutive securities:
Employee stock options	2

Denominator for diluted earnings per share— Adjusted weighted average shares	256	246	253	246

Basic earnings per share from continuing operations before cumulative effect of accounting change	$.11	$(.30)	$(.19)	$(.48)

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$.11	$(.30)	$(.19)	$(.48)

                For the three and nine months ended September 30, 2004, SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million and $9 million, respectively, is excluded from the diluted earnings per share computation because it is antidilutive.

                For the three and nine months ended September 30, 2003, SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $2 million and $8 million, respectively, is excluded from the diluted earnings per share computation because it is antidilutive.

                For the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, employee stock options are excluded from the diluted earnings per share calculation because they are antidilutive.

18.       Restricted Stock

                In July 2004, the Company issued under its 2004 Long-Term Incentive Plan approximately 380,000 non-vested restricted stock units at $18.78 per share that vest in three years.  The Company recorded unamortized restricted stock compensation of $6 million associated with the issuance of the restricted stock units.

                In February 2004, the Company issued approximately 152,000 vested restricted stock units and approximately 33,000 related premium, non-vested, restricted stock units at $17.10 per share to settle its 2003 management incentive plan liability.  The non-vested restricted stock units vest in three years, in accordance with the 2003 management incentive plan.  When these non-vested restricted stock units are issued, unamortized restricted stock compensation is recorded as a reduction of stockholders’ equity, and charged to expense over the vesting period.

19.       Business Segment Information

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

                The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 10-K.  Intersegment sales and transfers are recorded at market prices.

                The Company’s reportable segments are strategic business units that offer different products.  The reportable segments are each managed separately because they manufacture distinct products.  Other includes corporate related items and two nonreportable segments, including Reclamation and International.  Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, non-cash foreign currency gains or losses and interest expense.

                A summary by business segment follows:

	Container - board & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended September 30,
2004
Revenues from external customers	$1,628	$426	$111	$2,165
Intersegment revenues	36		80	116
Segment profit (loss)	134	20	(108)	46

2003
Revenues from external customers	$1,447	$421	$76	$1,944
Intersegment revenues	40		66	106
Segment profit (loss)	65	25	(210)	(120)

Nine months ended September 30,
2004
Revenues from external customers	$4,597	$1,247	$301	$6,145
Intersegment revenues	105		227	332
Segment profit (loss)	188	64	(325)	(73)

2003
Revenues from external customers	$4,342	$1,241	$226	$5,809
Intersegment revenues	106		202	308
Segment profit (loss)	195	65	(457)	(197)

20.       Contingencies

                In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, Stone and JSC(U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95.  The companies will make aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005.  All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery.  The Company recorded pretax charges of $121 million in 2003 to accrue for the class action settlement and estimated liability of the opt-out cases.  The Company believes the liability for these matters was adequately reserved at September 30, 2004.

                The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability reflects only the Company’s expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.  As of September 30, 2004, the Company had approximately $28 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability recorded for these matters was adequately reserved at September 30, 2004.

                If all or most of the other PRPs are unable to satisfy their portion of the cleanup costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

21.       Subsequent Event

                On November 1, 2004, JSCE merged with and into JSC(U.S.), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone, with Stone as the surviving entity, principally to consolidate debt financing activities of the Company and its subsidiaries.  Stone was then renamed “Smurfit-Stone Container Enterprises, Inc.”.  Stone and JSC(U.S.) were wholly-owned subsidiaries of SSCC and, therefore, this merger does not impact the SSCC consolidated financial statements.  The Merger will not impact the operating activities of the merged companies, which will continue to do business as SSCC.

                In connection with the Merger, the Company, as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (“SSC Canada”), as borrowers, entered into a new credit agreement (“the Credit Agreement”), on November 1, 2004.  The Credit Agreement, which refinances and replaces the Company’s existing credit agreements in their entirety, provides for (i) a revolving credit facility of $600 million to SSCE, of which $179 million was borrowed upon the closing of the Credit Agreement and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, none of which was borrowed.  The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans.  Each of these revolving credit facilities terminates on November 1, 2009.  The Credit Agreement also provides for a tranche B term loan to SSCE in the aggregate principal amount of $975 million and a tranche C term loan to SSC Canada in the aggregate principal amount of $300 million.  The term loans are payable in quarterly installments beginning on April 1, 2005 and ending on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility to SSCE of approximately $122 million that terminates on November 1, 2010.

                The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by the Company and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by the Company, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of the Company, SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.

                The Credit Agreement contains various covenants and restrictions including, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

                SSCE also entered into two supplemental indentures pursuant to which SSCE assumed the obligations of JSC(U.S.) with respect to $700 million in aggregate principal amount of JSC(U.S.)’s 8.25% Senior Notes due October 1, 2012 and $300 million in aggregate principal amount of JSC(U.S.)’s 7.50% Senior Notes due June 1, 2013.

                SSCE used the proceeds of the Credit Agreement along with $19 million of available cash to repay all outstanding obligations under the existing credit agreements, consisting of approximately $1,013 million of Tranche B term loans, $120 million of a Tranche C Canadian term loan and $329 million under the existing revolving credit facilities, and to pay fees and other expenses of approximately $11 million related to this transaction.  A loss of $12 million will be recorded in the fourth quarter of 2004 due to the early extinguishment of debt.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

                Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties include the following:

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

RESULTS OF OPERATIONS

Overview

                We had net income available to common stockholders of $28 million, or $.11 per diluted share for the third quarter of 2004. Net sales increased 6.2% compared to the second quarter of 2004 and 11.4% compared to the third quarter of 2003. The results for the third quarter of 2004 mark our return to profitability, reflecting solid improvement in our core business, the Containerboard and Corrugated Containers segment. Profits of our Containerboard and Corrugated Containers segment more than doubled compared to both the second quarter of 2004 and the third quarter of 2003. Pricing of our containerboard and corrugated container products has increased, operating rates of our paper mills have improved and costs were flat compared to the second quarter of 2004. In addition, containerboard shipments were up strongly as a result of the higher demand. Business fundamentals are strong and inventories remain at relatively low levels as we begin the fourth quarter.

                Our results have improved sequentially each quarter this year, from a net loss of $66 million in the first quarter, to a net loss of $10 million for the second quarter and to a net profit of $28 million in the third quarter. For the nine months ended September 30, 2004, we had a net loss available to common stockholders of $48 million, or $.19 per diluted share. This compares to a net loss available to common stockholders of $116 million, or $.47 per diluted share for the same period in 2003. The loss for the nine months ended September 30, 2003 was negatively impacted by litigation charges and settlements totaling $110 million, or $.27 per diluted share. Net sales for the year-to-date period increased 5.8% compared to last year.

Third Quarter 2004 Compared to Third Quarter 2003

	Three months ended September 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,628	$134	$1,447	$65
Consumer packaging	426	20	421	25
Other operations	111	7	76	5

Total segment operations	$2,165	161	$1,944	95

Restructuring charges				(2)
Gain (loss) from sale of assets		3		(1)
Interest expense, net		(87)		(85)
Gain from early extinguishment of debt		1
Non-cash foreign currency exchange losses		(19)		(1)
Litigation charges and settlements				(106)
Corporate expenses and other (1)		(13)		(20)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$46		$(120)

(1)          Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

                The increase in net sales was due primarily to the improvements in pricing for the Containerboard and Corrugated Containers segment, higher containerboard shipments and higher prices for reclamation products.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$111	$4	$28	$143
Sales volume	70	1	7	78

Total	$181	$5	$35	$221

                Cost of goods sold increased from $1,680 million in 2003 to $1,829 million in 2004 due primarily to higher product shipments ($66 million) and higher reclaimed fiber costs ($36 million). Cost of goods sold as a percent of net sales decreased from 86.4% in 2003 to 84.5% in 2004 due primarily to the higher average sales prices.

                Selling and administrative expense decreased $106 million compared to last year. The expense in 2003 was negatively impacted by litigation charges and settlements of $106 million. Selling and administrative expense as a percent of net sales decreased from 15.2% in 2003 to 8.8% in 2004.

                We recorded a gain on sale of assets of $3 million in the three and nine month periods ended September 30, 2004, for the termination of our distribution rights for flexible intermediate bulk containers. Net sales for this business, which was part of our Consumer Packaging segment, were $36 million for the year ended December 31, 2003 and $28 million in 2004 prior to the sale.

                Interest expense was $87 million in 2004, an increase of $2 million compared to 2003.  The increase was due to higher average borrowings ($1 million) and higher average interest rates ($1 million). Our overall average effective interest rate in 2004 was higher than 2003 by approximately 5 basis points.

                Other, net for 2004 included non-cash foreign currency exchange losses of $19 million compared to $1 million in 2003.

                Provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

                Net sales increased 12.5% compared to last year as a result of higher prices and shipments. Demand for corrugated containers and containerboard was strong in the third quarter enabling us to implement our second containerboard price increase of the year. The related corrugated container price increase announced to our customers was implemented by the end of the third quarter. Third quarter average domestic linerboard prices increased approximately 15% compared to the second quarter and approximately 17% compared to the third quarter of 2003. Our average selling price for corrugated containers was up approximately 5% compared to the second quarter and 4% compared to the third quarter of 2003. Corrugated container shipments increased 1.1% and third party containerboard shipments increased 6.2% compared to last year. Third quarter sales prices for our market pulp and solid bleached sulfate (SBS) increased approximately 3% and 1%, respectively, compared to last year.

                Our containerboard mills operated at 94.7% of capacity in the third quarter of 2004 and production increased 8.1% compared to last year. Production of SBS increased by 2.9% and market pulp increased by 25.5%, due in part to timing of maintenance shutdowns. Mill production was negatively impacted by severe weather conditions in the Southeastern U.S. in the third quarter of this year and last year. The storms this year have left the Southeastern U.S. woodlands in poor condition, making harvesting more expensive. These effects will be felt in the fourth quarter of 2004, negatively impacting the cost of transportation and wood fiber.

                Profits increased by $69 million due primarily to the higher average sales prices, improvements in our mill operating rates and savings from our restructuring activities announced in the fourth quarter of 2003.

Consumer Packaging Segment

                Net sales increased 1.2% in 2004 primarily as a result of higher folding carton and coated recycled boxboard sales prices, which increased by approximately 1% and 12%, respectively. Multiwall bag sales prices were lower by approximately 2%. Folding carton and multiwall bag shipments were up 2.3% and 1.0%, respectively. Flexible packaging shipments also increased. Shipments of coated recycled boxboard and laminated products decreased. The coated recycled boxboard mills operated at near 100% capacity in 2004 as compared to 96.7% in 2003, but production was lower by 5.4% due to the permanent closure of a paper machine.

                Profits decreased by $5 million compared to last year as a result of the higher cost of reclaimed fiber ($3 million), employee benefits and the impact of a fire at the Salt Lake City bag facility ($2 million). The favorable impacts of cost saving initiatives implemented since the fourth quarter of 2003, including reductions in our workforce and productivity improvements, were offset by continued competitive margin pressure.

Other Operations

                Net sales increased due primarily to higher sales prices for reclamation products. The average price of old corrugated containers (OCC), our predominant grade of recycled fiber, was higher by approximately $20 per ton. Total tons of fiber reclaimed and brokered increased by 0.9% as a result of higher demand.

Nine Months 2004 Compared to Nine Months 2003

	Nine months ended September 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$4,597	$188	$4,342	$195
Consumer packaging	1,247	64	1,241	65
Other operations	301	21	226	16

Total segment operations	$6,145	273	$5,809	276

Restructuring charges		(17)		(8)
Gain (loss) on sale of assets		3		(4)
Interest expense, net		(258)		(256)
Gain (loss) from early extinguishment of debt		1		(3)
Non-cash foreign currency exchange losses		(9)		(38)
Litigation charges and settlements, net				(110)
Corporate expenses and other		(66)		(54)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(73)		$(197)

                Net sales increased due primarily to Stone Container’s acquisition of the remaining 50% of Smurfit-MBI on March 31, 2003, higher corrugated containers sales volume and higher pricing for containerboard and reclamation products.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$38	$	$62	$100
Sales volume	98	6	13	117
Smurfit-MBI acquisition	119			119

Total	$255	$6	$75	$336

                Cost of goods sold increased from $5,011 million in 2003 to $5,361 million in 2004 due primarily to the acquisition of Smurfit-MBI ($111 million), higher product shipments ($102 million) and higher costs for reclaimed fiber ($90 million) and wood fiber ($19 million). Cost of goods sold as a percent of net sales increased from 86.3% in 2003 to 87.2% in 2004 due primarily to the higher reclaimed fiber and wood fiber costs.

                Selling and administrative expense decreased $112 million compared to last year. The expense in 2003 included litigation charges and settlements of $110 million. Selling and administrative expense as a percent of net sales decreased from 11.9% in 2003 to 9.5% in 2004.

                We recorded restructuring charges of $17 million in 2004 related to the closure of seven converting facilities and the exit from our Indonesian operation. The assets of these facilities were adjusted to the estimated net realizable value resulting in a $7 million non-cash write-down. The remaining charges were primarily for severance and benefits resulting from approximately 850 employees being terminated.

                The 2004 restructuring activities are a continuation of our restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions. This rationalization process, when completed, is expected to result in annual savings of approximately $140 million. We have achieved the planned reduction of 1,400 positions in our workforce and, for the nine months ended September 30, 2004, have realized approximately $122 million in savings from the headcount reductions, reduced fixed costs and process improvements.

                Interest expense was $258 million in 2004, an increase of $2 million compared to 2003.  The increase was due to higher average interest rates ($3 million), which were partially offset by lower average borrowings ($1 million). Our overall average effective interest rate in 2004 was higher than 2003 by approximately 5 basis points.

                Other, net for 2004 included non-cash foreign currency exchange losses of $9 million compared to losses of $38 million in 2003.

                Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

                Net sales increased 5.9% compared to last year. The increase resulted primarily from higher corrugated container shipments, due in part to the acquisition of Smurfit-MBI, and higher sales prices.  Corrugated container prices, which declined steadily in 2003 and the first part of 2004, have increased since their low point in April 2004. For the year-to-date period, average North American corrugated container prices were flat, while average domestic linerboard prices were higher by approximately 2% compared to last year. Market pulp prices were approximately 5% higher than last year.  Shipments of corrugated containers increased 2.2% compared to 2003, exclusive of the Smurfit-MBI acquisition. The increase in corrugated container shipments was negatively impacted by the shutdown of ten converting facilities since January 2003.

                Containerboard production increased by 2.8% compared to 2003. Our containerboard mills operated at an average rate of 93.7% of capacity in 2004, as compared to 88.8% in 2003. Production of market pulp increased 11.7%, while kraft paper declined 5.2%. Production of SBS decreased by 6.8% due primarily to the timing of maintenance shutdowns

                Profits decreased by $7 million due primarily to the higher costs of wood ($19 million), reclaimed fiber ($25 million) and employee benefits. Profits were favorably impacted by higher average sales prices, improvements in our mill operating rates and savings from our restructuring activities.

Consumer Packaging Segment

                Net sales were comparable to 2003. Flexible packaging and multiwall bag shipments were higher compared to last year, but folding carton shipments were lower. The coated recycled boxboard mills operated at near 100% capacity in 2004 as compared to 95.9% in 2003, but production was lower by 4.5% due to the permanent closure of a paper machine. Shipments of laminated products declined as a result of a plant sale. Average sales prices for folding cartons were flat, while multiwall bag sales prices were lower approximately 2%. Prices of coated recycled boxboard and laminated products were higher.

                Profits decreased by $1 million due primarily to an increase in reclaimed fiber cost ($7 million) and the $2 million loss related to the fire at the Salt Lake City bag facility. Cost saving initiatives we have implemented since the fourth quarter of 2003, including reductions in our workforce and productivity improvements, partially offset the higher costs.

Other Operations

                Net sales increased by 33% due primarily to higher sales prices for reclamation products. The average price of OCC was higher by approximately $20 per ton. Total tons of fiber reclaimed and brokered decreased by 1.9% primarily as a result of the shutdown of three of our paper machines in the fourth quarter of 2003.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)	2004	2003	2004	2003
Mill production
Containerboard	1,903	1,760	5,551	5,400
Kraft paper	54	75	200	211
Market pulp	138	110	412	369
Solid bleached sulfate	70	68	204	219
Coated recycled boxboard	140	148	421	441
Corrugated containers sold (billion sq. ft.)	22.1	21.9	65.8	63.4
Folding cartons sold	134	131	386	388
Multiwall bags sold (million bags)	295	292	868	859
Fiber reclaimed and brokered	1,632	1,618	4,857	4,951

LIQUIDITY AND CAPITAL RESOURCES

                The following table summarizes our cash flows for the nine months ended September 30,:

(In millions)	2004	2003
Net cash provided by (used for):
Operating activities	$102	$136
Investing activities	(119)	64
Financing activities	17	(175)
Effect of exchange rate changes on cash		(2)

Net increase (decrease) in cash	$	$23

Net Cash Provided By Operating Activities

                Net cash provided by operating activities for the nine months ended September 30, 2004 decreased $34 million compared to 2003 due primarily to higher working capital levels. Working capital increased $96 million in the first nine months of 2004. The improvement in our results and lower tax payments compared to last year partially offset the increase in working capital. The higher level of working capital in 2004 was primarily the result of increases in accounts receivable, which was impacted by higher product pricing, and inventories.

Net Cash Provided By (Used For) Investing Activities

                Net cash used for investing activities was $119 million for the nine months ended September 30, 2004. The 2003 period included approximately $189 million of cash received related to the exchange transactions with Jefferson Smurfit Group (see Note 4 of the Notes to Consolidated Financial Statements). Expenditures for property, plant and equipment were $139 million as compared to $157 million last year. The $139 million expended for property, plant and equipment in 2004 included $29 million for environmental projects and $110 million for upgrades, modernization and expansion.

Net Cash Provided By (Used For) Financing Activities

                Net cash provided by financing activities for the nine months ended September 30, 2004 of $17 million included net repayments of debt of $23 million and proceeds from the exercise of stock options of $50 million.

                On March 30, 2004, Stone Container used $38 million of proceeds received from the Smurfit-MBI securitization program primarily to prepay a portion of its Tranche C term loan. See “Off-Balance Sheet Arrangement” below.

                On April 21, 2004, Stone Container and Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)) obtained amendments from their lender groups easing certain financial covenant requirements under their bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004

                On July 20, 2004, Stone Container Finance Company of Canada II, a wholly-owned subsidiary of Stone Container, issued $200 million of 7.375% unsecured senior notes due 2014. The proceeds were used to redeem at par the $185 million outstanding aggregate principal amount of 11.5% senior notes due August 15, 2006, prepay approximately $13 million of outstanding Tranche B term loan under the Stone Container credit facility and pay approximately $2 million of fees and expenses related to the transaction. Stone Container commenced a registered exchange offer for the notes on October 19, 2004. However, if by April 16, 2005, Stone Container does not consummate the registered exchange offer for the notes or cause resales of the notes to be declared effective, the interest rate on the new notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or a resale registration statement is declared effective. Stone Container will not receive any proceeds from the exchange offer.

                On November 1, 2004, JSCE, Inc. merged with and into JSC(U.S.), with JSC(U.S.) as the surviving entity. JSC(U.S.) then merged into Stone Container (Merger) principally to simplify and consolidate our debt financing activities. Stone Container was renamed Smurfit-Stone Container Enterprises, Inc. ( SSCE).  Stone Container and JSC(U.S.) were wholly-owned subsidiaries and, therefore, this merger does not impact our consolidated financial statements. The Merger will not impact the operating activities of the merged companies, which will continue to do business as Smurfit-Stone Container Corporation.

                In connection with the Merger, we, as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (SSC Canada), as borrowers, entered into a new credit agreement (Credit Agreement) on November 1, 2004. The Credit Agreement, which refinances and replaces our existing credit agreements in their entirety, provides for (i) a revolving credit facility of $600 million to SSCE, of which $179 million was borrowed upon the closing of the Credit Agreement and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, none of which was borrowed. The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans. Each of these revolving credit facilities terminates on November 1, 2009.  The Credit Agreement also provides for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million.  The credit facilities bear interest at rates selected at the option of SSCE, equal to LIBOR plus 2.25% or alternate base rate (ABR) plus 1.25%, in the case of the revolving credit facilities and LIBOR plus 2.00% or ABR plus 1.00%, in the case of the term loan facilities.  The term loans are payable in quarterly installments beginning on April 1, 2005 and ending on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility to SSCE of approximately $122 million that terminates on November 1, 2010.

                The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by us and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of our assets and properties, and those of SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE. The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.

                The Credit Agreement contains various covenants and restrictions including, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

                SSCE also entered into two supplemental indentures pursuant to which SSCE assumed the obligations of JSC(U.S.) with respect to $700 million in aggregate principal amount of JSC(U.S.)’s 8.25% Senior Notes due October 1, 2012 and $300 million in aggregate principal amount of JSC(U.S.)’s 7.50% Senior Notes due June 1, 2013.

                SSCE used the proceeds of the Credit Agreement along with $19 million of available cash to repay all outstanding obligations under the existing credit agreements, consisting of approximately $1,013 million of Tranche B term loans, $120 million of a Tranche C Canadian term loan and $329 million under the existing revolving credit facilities, and to pay fees and other expenses of approximately $11 million related to this transaction.

Future Cash Flows

                After giving effect to the Merger on November 1, 2004 and the new bank credit facilities, scheduled debt maturities, including capital lease payments, for the remainder of 2004 and 2005 are $199 million and $18 million, respectively. Scheduled debt maturities include the JSC(U.S.) Accounts Receivable Securitization Program (the JSC(U.S.) Securitization Program), which matures in December 2004. The JSC(U.S.) Securitization Program had an outstanding balance of $197 million at November 1, 2004.

                SSCE expects to finalize a new five-year accounts receivable securitization program for up to $500 million in November 2004, to replace the JSC(U.S.) Securitization Program and SSCE’s existing accounts receivable securitization program.  Under the new program SSCE will sell its accounts receivable, without recourse, on an ongoing basis to Stone Receivables Corporation (SRC), a wholly-owned non-consolidated subsidiary of SSCE and a qualified special-purpose entity under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Accordingly, accounts receivable sold to SRC for which we do not retain an interest, will not be included in our consolidated balance sheets.

                As of September 30, 2004, we had authorized commitments for capital expenditures of approximately $195 million. We intend to hold capital expenditures for 2004 to approximately $225 million.

                As described in our annual report on Form 10-K for the year ended December 31, 2003 (2003 10-K), our operations are subject to extensive environmental regulation by federal, state and local authorities. The United States Environmental Protection Agency (EPA) has finalized its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges from the pulp, paper and paperboard industry, known as the “Cluster Rule.” In recent years, we have completed projects to achieve compliance with the various portions of the Cluster Rule.  Based on currently available information, we estimate that the remaining aggregate compliance cost of the Cluster Rule will be approximately $75 million, of which approximately $25 million will be spent in 2004 and the remainder in 2005. In addition, the EPA has promulgated regulations limiting hazardous air pollutants from industrial boilers (Boiler MACT). We estimate that the aggregate compliance cost of Boiler MACT will require spending approximately $95 million, the majority of which will be spent in 2005 and 2006.

                We recorded restructuring charges of $17 million in 2004, which included $10 million for exit liabilities. The exit liabilities were principally for severance cost and will be paid in 2004. During the nine months ended September 30, 2004, we incurred cash expenditures of $8 million for these exit liabilities.

                At December 31, 2003, we had $51 million of exit liabilities related to restructuring activities. During the nine months ended September 30, 2004, we incurred cash expenditures of $18 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

                As described in our 2003 10-K, our pension obligations exceeded the fair value of pension plan assets by $880 million as of December 31, 2003. For the nine months ended September 30, 2004, we contributed $149 million to the pension plans and expect to contribute a total of approximately $170 million in 2004. Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

                We expect our profitability and cash flow from operations to continue improving for the remainder of 2004. After giving effect to the Merger on November 1, 2004 and the new bank credit facilities, we have unused borrowing capacity of $462 million. We expect these cash sources and our anticipated financing activities will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the litigation settlement, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

OFF-BALANCE SHEET ARRANGEMENT

                On March 30, 2004, Stone Container, through Smurfit-MBI, entered into an accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our Canadian accounts receivable to a trust in which we hold a variable interest, but are not the primary beneficiary.  Accordingly, accounts receivable sold to the trust, for which we did not retain an interest, are not included in our consolidated balance sheet. At September 30, 2004, $67 million of accounts receivable had been sold under the program, of which $24 million were retained by Stone Container as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trust have no recourse to our other assets, except for our subordinated interest, for failure of debtors to pay when due.

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

Commodity Price Risk

                We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2004, we had monthly futures contracts to hedge up to 55% of our expected natural gas requirements through December 2005. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. See Note 14 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

                Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

                The Canadian dollar as of September 30, 2004 compared to December 31, 2003 strengthened against the U.S. dollar by 2.2%. We recognized non-cash foreign currency exchange losses of $9 million for the nine months ended September 30, 2004  and $38 million last year due to the stronger Canadian dollar.

                We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of September 30, 2004, we had Canadian dollar forward purchase contracts to hedge substantially all of our requirements for the months of September 2004 through March 2005 and approximately 70% for the month of April 2005. Cost of goods sold includes the impact of the forward purchase contracts that expired in the nine months ended September 30, 2004. See Note 14 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

                Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2004.

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

Changes in Internal Control

                We completed the implementation of a new company-wide financial system in September 2004. The new financial system is an integrated financial accounting and reporting system for all of our North American facilities. Its functional areas include general ledger, accounts receivable, accounts payable, fixed assets and financial reporting. The new system was implemented in order to provide us with one common financial accounting and reporting system, thereby making the financial accounting and reporting process more efficient. We are also in the process of implementing a time management system designed to eliminate manual tracking and recording of labor expenses. As a result of these implementations, we have updated our internal controls to ensure a continuing effective control environment remains in place, including proper approval of transactions, segregation of duties and appropriate integration and reconciliation processes under the new financial and time management systems. There have not been any other changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.		LEGAL PROCEEDINGS

None

ITEM 2.		CHANGES IN SECURITIES

None

ITEM 3.		DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.		OTHER INFORMATION

None

ITEM 6.		EXHIBITS

The following exhibits are included in this Form 10-Q:

31.1	Certification Pursuant to Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION

(Registrant)

Date: November 8, 2004	/s/ Paul K. Kaufmann

Paul K. Kaufmann
Vice President and Corporate Controller (Principal Accounting Officer)