Form 10-K
period 2004-12-31
SMURFIT STONE CONTAINER CORP
filed 2005-03-08
CIK 919226

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 0-23876

Smurfit-Stone Container Corporation

(Exact name of registrant as specified in its charter)

Delaware	43-1531401
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

150 North Michigan Avenue

Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (312) 346-6600

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $0.01 par value

7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes  ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.1 billion, based on the closing sales price of $19.95 per share of such stock on The Nasdaq National Market on June 30, 2004.

The number of shares outstanding of the registrant’s common stock as of February 28, 2005: 253,812,227

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K Into Which Document Is Incorporated
Sections of the Registrant’s Proxy Statement to be filed on or before April 5, 2005 for the Annual Meeting of Stockholders to be held on May 11, 2005.	Part III, Items 11, 12, 13 and 14

SMURFIT-STONE CONTAINER CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2004

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9a.	Controls and Procedures
Item 9b.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

Signatures

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, “Business - Environmental Compliance,” under Part I, Item 3, “Legal Proceedings” and under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties include the following:

•                  the impact of general economic conditions in North America and in other locations where we do business;

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

•                  fluctuations in other cost, including freight, chemicals, and employee benefits;

•                  our substantial leverage;

•                  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments; and

•                  the outcome of negotiations for collective bargaining contracts.

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

PART I

ITEM 1.                             BUSINESS

Unless the context otherwise requires, “we,” “us,” “our,” “Company” or “Smurfit-Stone” refers to the business of Smurfit-Stone Container Corporation and its subsidiaries.

GENERAL

Smurfit-Stone Container Corporation, a Delaware corporation, is the industry’s leading integrated manufacturer of paperboard and paper-based packaging in North America, including containerboard, corrugated containers, multiwall bags and coated recycled boxboard, and is one of the world’s largest paper recyclers.  In addition, we are a leading producer of solid bleached sulfate (SBS) and folding cartons.  We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2004, our net sales were $8,291 million and net loss available to common stockholders was $57 million.

Smurfit-Stone is a holding company with no business operations of its own.  Smurfit-Stone conducts its business operations through its wholly-owned subsidiary Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.  SSCE is the surviving company resulting from the merger (the Merger) of our primary operating subsidiaries on November 1, 2004.  JSCE, Inc. merged with and into Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone Container Corporation, with Stone Container as the surviving company.  Stone Container was simultaneously renamed Smurfit-Stone Container Enterprises, Inc.  The Merger was effected principally to consolidate our debt financing activities.  Stone Container and JSC(U.S.) were wholly-owned subsidiaries of Smurfit-Stone and, therefore, the Merger does not impact the Smurfit-Stone consolidated financial statements.  The Merger did not impact the operating activities of the merged companies, which will continue to do business as Smurfit-Stone.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

We have two reportable segments: (1) Containerboard and Corrugated Containers and (2) Consumer Packaging.  For financial information relating to our segments, including our net sales to external customers by country of origin, see the information set forth in Note 25 of the Notes to Consolidated Financial Statements.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The Containerboard and Corrugated Containers segment includes 21 paper mills (16 located in the United States and five in Canada), 149 container plants (127 located in the United States, 17 in Canada, four in Mexico and one in Puerto Rico) and one wood products plant located in the United States.  In addition, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States.  The primary products of our Containerboard and Corrugated Containers segment include:

•                  corrugated containers;

•                  containerboard;

•                  kraft paper;

•                  SBS; and

•                  market  pulp.

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers’ merchandising and distribution specifications.  Corrugated containers are sold to a broad range of manufacturers of consumer goods.  Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products.  We provide customers with innovative packaging solutions to advertise and sell their products.  In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor.  Our container plants serve local customers and large national accounts.  Net sales of corrugated containers for 2004, 2003 and 2002 represented 55%, 55% and 52%, respectively, of the Company’s total net sales.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging.  We produced 3,734,000 tons of unbleached kraft linerboard, 999,000 tons of white top linerboard and 2,705,000 tons of medium in 2004.  Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations.  In 2004, our corrugated container plants consumed 5,528,000 tons of containerboard.  Net sales of containerboard to third parties for 2004, 2003 and 2002 represented 15%, 15% and 16%, respectively, of the Company’s total net sales.

Our paper mills also produce SBS, kraft paper, market pulp and other specialty products.  We specialize in high-quality grades of SBS, which are designed to meet the demanding print requirements of folding carton and carded packaging customers in the food, pharmaceutical, cosmetics and other niche markets.  A portion of our SBS is consumed internally by our folding carton plants. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags.  A significant portion of our kraft paper is consumed by our consumer packaging operations.  In addition, we produce bleached northern and southern hardwood pulp and bleached southern softwood pulp which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2004	2003	2002
Tons produced (in thousands)
Containerboard	7,438	7,185	6,860
Kraft paper	259	293	283
SBS	276	290	296
Market pulp	549	497	567
Corrugated containers sold (in billion sq. ft.) (1) (2)	87.2	85.0	81.3

(1)          Includes 100% of Smurfit-MBI, a Canadian corrugated container producer, after March 31, 2003, the date we acquired the remaining 50% not previously owned.  Amounts for periods prior to that date include Smurfit-MBI at 50%.

(2)          Includes our proportionate share of affiliates reported on an equity ownership basis, including our interest in three corrugated container plants and two sheet plants in China.

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes four paper mills, 17 folding carton plants, 11 bag packaging plants and 14 other converting plants.  Our Consumer Packaging operations are primarily located in the United States.  The primary products of our Consumer Packaging segment include:

•                  folding cartons;

•                  coated recycled boxboard;

•                  multiwall and consumer bags;

•                  flexible packaging;

•                  laminated products; and

•                  paper, foil and heat transfer labels.

Folding cartons are used primarily to protect customers’ products, while providing point of purchase advertising.  We produce a full range of carton styles, appropriate for nearly all carton end uses.  The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating.  In addition, we provide Lithoflute™ packaging for a number of applications.  The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays.  Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties.  Our customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics.  Our customers range from local accounts to large national accounts.

Our coated recycled boxboard mills produce a broad range of recycled grades, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades.  Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations.  In 2004, our folding carton plants consumed 365,000 tons of recycled boxboard.

Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt.  Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments.  We have developed and patented many innovative styles, including Cap-Sac®, PeelPak®, Soni-Loc®, Peel-N-Pour™, SquareStack™ and SquareSak™.  We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn.  In 2004, our bag operations consumed approximately 126,000 tons of kraft paper.

Production for our coated recycled boxboard mills and sales volume for the folding carton and multiwall bag facilities for the last three years were:

	2004	2003	2002
Tons (in thousands)
Coated recycled boxboard produced	560	577	582
Folding cartons sold	517	514	504
Multiwall bags sold (in million bags)	1,157	1,156	1,162

Our flexible packaging operations manufacture a complete line of plain and printed polyethylene bags, sheeting and tubing in a variety of colors with custom treatments for specific applications.  We specialize in packaging hard-to-hold products, condiments for fast food, pharmaceutical and healthcare technologies, flexo film printing and servicing multi-design and multi-structural accounts.

We also produce printed paper, foil and DI-NA-CAL® heat transfer labels, which are used in a wide range of industrial and consumer product applications.  DI-NA-CAL® is a proprietary labeling system that applies high-speed heat transfer labels to plastic containers.  We also produce specialized laminations of film, foil and paper.

NON-REPORTABLE SEGMENTS

Reclamation

Our reclamation operations procure fiber resources for our paper mills as well as other producers.  We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper.  We also collect aluminum and glass for resale to manufacturers of these products.  In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis.  Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper.  Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs.  Domestic tons of fiber reclaimed and brokered for 2004, 2003 and 2002 were 6,542,000, 6,549,000 and 6,582,000, respectively.  In 2004, our paper mills consumed 2,993,000 tons of the fiber reclaimed and brokered by our reclamation operations, representing an integration level of approximately 46%.

Innovation to Implementation (i2iSM)

In 2004, i2iSM was formed as a single source integrator and provider of merchandising solutions to retailers and consumer packaging companies.  The products and services provided by i2iSM include branding, marketing, design photography, artwork production, pre-press, sourcing, fulfillment and inventory management. In 2004, i2iSM had net sales to third parties of $23 million.

RAW MATERIALS

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products.  We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements.  We satisfy essentially all of our need for reclaimed fiber through our reclamation facilities and nationwide brokerage system.

Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality.  Adverse weather, conservation regulations and the shutdown of a number of sawmills have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber.  At such times, we may experience an increase in the cost of fiber or may temporarily have difficulty obtaining adequate supplies of fiber.

MARKETING

Our marketing strategy is to sell a broad range of paper-based packaging products to manufacturers of industrial and consumer products.  We seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market paperboard customers.  Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product’s market appeal and high-volume commodity products.

We serve a broad customer base for each of our industry segments.  As a result, we serve thousands of accounts from our plants.  Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs.  We complement our local plants’ marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office.  National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements.  Marketing of containerboard and pulp to third parties is centralized in our board sales group, which sells almost three million tons of pulp and paperboard annually.

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

RESEARCH AND NEW PRODUCT DEVELOPMENT

The majority of our research and development activities are performed at our facilities located in Carol Stream and Westmont, Illinois.  We use advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance.  Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing.  Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.  We spent $9 million in 2004 on research and new product development activities.  Comparable amounts were spent in 2003 and 2002.

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

EMPLOYEES

We had approximately 35,300 employees at December 31, 2004, of which approximately 29,400 were employees of U.S. operations.  Approximately 18,500 (63%) of our U.S. employees are represented by collective bargaining units.  The expiration dates of union contracts for our major paper mill facilities are as follows:

•                  La Tuque, Quebec, Canada – August 2004

•                  Jacksonville, Florida - June 2006

•                  Hodge, Louisiana -  June 2006

•                  Missoula, Montana -  June 2007

•                  Hopewell, Virginia - July 2007

•                  Brewton, Alabama -  October 2007

•                  Panama City, Florida - March 2008

•                  Fernandina Beach, Florida - June 2008

•                  West Point, Virginia - September 2008

•                  Florence, South Carolina - August 2009

Labor agreements covering approximately 1,400 employees at our five Canadian paper mills expired on various dates between April and August 2004.  These five mills have a capacity to produce 1,330,000 tons annually.  The employees of these mills are primarily represented by the Communications, Energy and Paper Union (CEP), which is currently negotiating collective bargaining agreements with other paper companies in Canada.  We expect to meet with the CEP in the first half of 2005 to begin our negotiations with them.  While we consider relations with these employees to be good and we do not expect a work stoppage to occur, the outcomes of the negotiations regarding the expired labor agreements are not entirely within our control and therefore, we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our results of operations.

We believe our employee relations are generally good.  There were no work stoppages during 2004.  While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

In 1998, the United States Environmental Protection Agency (EPA) issued its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges (Effluent Limitation Guidelines) from the pulp, paper and paperboard industry, known as the “Cluster Rule.”  We are in compliance with Phase I of MACT I, MACT II and the Effluent Limitation Guidelines of the Cluster Rule.  We spent approximately $8 million in 2004 for projects related to MACT II of the Cluster Rule.

Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006.  We continue to study possible means of compliance with Phase II of MACT I.  Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I will be approximately $60 million to $70 million, $16 million of which was spent in 2004, with the remainder to be spent in 2005 and 2006.

In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards.  Several of our mills are located in states affected by these EPA initiatives.  The EPA has also promulgated a new Boiler MACT regulation that will limit particulate emissions from industrial boilers.  Several of our mills will be subject to the Boiler MACT regulation and will be required to install new pollution control equipment in order to meet the regulation’s 2007 compliance deadline.  Based on currently available information, we estimate that the aggregate compliance cost for Boiler MACT will be approximately $90 million to $100 million, $1 million of which was spent in 2004, with the remainder to be spent over the next three years.

In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance.  Excluding the spending on Cluster Rule and Boiler MACT projects described above, for the past three years we have spent an average of approximately $14 million annually on capital expenditures for environmental purposes.  Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule and Boiler MACT, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position.  However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.  See Part 1, Item 3, “Legal Proceedings – Environmental Matters.”

AVAILABLE INFORMATION

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) through our Internet Website (www.smurfit-stone.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  You may access these SEC filings via the hyperlink that we provide on our Website to a third-party SEC filings website.

ITEM 2.                             PROPERTIES

The manufacturing facilities of our consolidated subsidiaries are located in North America.  We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use.  Our manufacturing facilities as of December 31, 2004 are summarized below:

	Number of Facilities			State Locations(a)
	Total	Owned	Leased
United States
Containerboard and Corrugated Containers Segment:
Paper mills	16	16		12
Corrugated container plants	127	85	42	32
Wood products plant	1	1		1
Consumer Packaging Segment:
Coated recycled boxboard mills	4	4		4
Consumer packaging plants	40	24	16	18
Non-Reportable Segment:
Reclamation plants	23	16	7	14
Subtotal	211	146	65	39

Canada and Other North America
Containerboard and Corrugated Containers Segment:
Paper mills	5	5		N/A
Corrugated container plants	22	18	4	N/A
Consumer Packaging Segment:
Consumer packaging plants	2	2		N/A
Subtotal	29	25	4

Total	240	171	69	N/A

(a) Reflects the number of states in which we have at least one manufacturing facility.

Our paper mills represent approximately 76% of our investment in property, plant and equipment.  In addition to manufacturing facilities, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States.  The approximate annual tons of productive capacity of our paper mills at December 31, 2004, were:

Annual Capacity
(in thousands)
United States
Containerboard	7,067
Kraft paper	214
SBS	187
Coated recycled boxboard	541
Market pulp	311
Subtotal	8,320
Canada
Containerboard	973
SBS	112
Market pulp	245
Subtotal	1,330
Total	9,650

Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Net Cash Used For Financing Activities.”

ITEM 3.                             LEGAL PROCEEDINGS

LITIGATION

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania.  These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws.  The complaints were amended to name several other defendants, including JSC(U.S.) and Smurfit-Stone.  The suits sought an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993 to 1995.  The complaints were transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which certified two plaintiff classes.  Smurfit-Stone has settled these class action cases and made aggregate settlement payments of $92.5 million.  All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in 11 lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery.  All of these cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings.  We continue to vigorously defend these opt-out cases.  We believe our liability for these matters was adequately reserved at December 31, 2004.

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

In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility.  In June 2003, we received a Notice of Violation and Finding of Violation from the EPA containing similar allegations.  The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting.  After making certain repairs to the two old systems, we subsequently replaced these systems with a single regenerative thermal oxidizer to eliminate future failures and ensure long-term compliance.  We responded to the IEPA Violation Notice and the EPA Notice of Violation and Finding of Violation and are attempting to reach an acceptable resolution with IEPA and EPA.  Based on discussions to date with the two agencies, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited.  Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as “potentially responsible parties” or “PRPs”) are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal.  We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites.  However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited.  Our relative percentage of waste deposited at these sites ranges from less than 1% to 6%.  In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matter discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations.  As of December 31, 2004, we had approximately $20 million reserved for environmental liabilities.  We believe our liability for these matters was adequately reserved at December 31, 2004.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

At December 31, 2004, approximately 58,000 stockholders, including stockholders of record, beneficial owners and employee participants in our voluntary savings plans, held our common stock.  Our common stock trades on The Nasdaq National Market under the symbol “SSCC.”  The high and low sales prices of our common stock in 2004 and 2003 were:

	2004		2003
	High	Low	High	Low
First Quarter	$19.14	$16.00	$16.41	$11.89
Second Quarter	$20.10	$15.95	$15.20	$12.72
Third Quarter	$19.95	$16.59	$16.40	$12.66
Fourth Quarter	$19.87	$16.78	$18.60	$13.87

DIVIDENDS ON COMMON STOCK

We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future.  Our ability to pay dividends in the future is restricted by certain provisions contained in various agreements and indentures relating to SSCE’s outstanding indebtedness.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Net Cash Used For Financing Activities.”

ITEM 6.                             SELECTED FINANCIAL DATA

(In millions, except per share and statistical data)

	2004	2003(a)(b)	2002(c)	2001	2000(d)
Summary of Operations
Net sales	$8,291	$7,722	$7,483	$7,691	$8,113
Income from operations (e)(f)	263	47	462	583	892
Income (loss) from continuing operations before cumulative effect of accounting change	(46)	(198)	59	53	195
Discontinued operations, net of income tax provision (g)		6	6	24	30
Net income (loss) available to common stockholders	(57)	(208)	54	66	224

Basic earnings per share of common stock
Income (loss) from continuing operations before cumulative effect of accounting change	(.23)	(.85)	.20	.17	.83
Net income (loss) available to common stockholders	(.23)	(.85)	.22	.27	.96
Weighted average shares outstanding	253	246	244	244	233

Diluted earnings per share of common stock
Income (loss) from continuing operations before cumulative effect of accounting change	(.23)	(.85)	.20	.17	.83
Net income (loss) available to common stockholders	(.23)	(.85)	.22	.27	.96
Weighted average shares outstanding	253	246	246	245	234

Other Financial Data
Net income (loss) available to common stockholders, adjusted to exclude goodwill amortization (h)	$(57)	$(208)	$54	$157	$313
Net cash provided by operating activities	273	162	503	597	811
Net cash provided by (used for) investing activities	(200)	15	(462)	(197)	(916)
Net cash provided by (used for) financing activities	(79)	(171)	(53)	(420)	131
Depreciation, depletion and amortization (h)	416	415	401	478	432
Capital investments and acquisitions	232	238	570	232	994
Working capital, net	290	282	590	465	470
Net property, plant, equipment and timberland	4,682	4,974	5,182	5,166	5,670
Total assets	9,725	10,102	10,805	10,652	11,195
Long-term debt (i)	4,498	4,807	4,990	4,943	5,342
Redeemable preferred stock	85	82	79	76	73
Stockholders’ equity	2,259	2,270	2,320	2,485	2,528

Statistical Data (tons in thousands)
Containerboard production (tons) (j)	7,438	7,185	6,860	6,640	6,505
Kraft paper production (tons)	259	293	283	287	290
Market pulp production (tons)	549	497	567	545	550
Solid bleached sulfate production (tons)	276	290	296	306	258
Coated boxboard production (tons) (j)	560	577	582	569	590
Corrugated containers sold (billion sq. ft.) (j)	87.2	85.0	81.3	79.7	81.2
Folding cartons sold (tons)	517	514	504	523	561
Multiwall bags sold (million bags)	1,157	1,156	1,162	1,108	1,054
Fiber reclaimed and brokered (tons)	6,542	6,549	6,582	6,714	6,768
Number of employees	35,300	36,700	38,600	38,500	39,700

Notes to Selected Financial Data

(a)          Results for 2003 include the acquisition of Smurfit-MBI after March 31, 2003, the date of the acquisition.

(b)         We recorded a $5 million charge, net of income tax, or $.02 per diluted share, in 2003 for the cumulative effect of an accounting change in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

(c)          Results for 2002 include the acquisition of the Stevenson, Alabama containerboard mill and the related corrugated container assets after September 30, 2002, the date of the acquisition.

(d)         Results for 2000 include the acquisition of St. Laurent Paperboard Inc. after May 31, 2000, the date of the acquisition.

(e)          In 2004, income from operations included an asset impairment charge of $73 million attributable to the write-down of non-core pulp mill fixed assets.

(f)            In 2004, 2003, 2002, 2001 and 2000, we recorded restructuring charges of $16 million, $115 million, $24 million, $10 million and $53 million, respectively.

(g)         Includes income from discontinued operations (net of income taxes) and gain or loss on disposition of discontinued operations (net of income taxes).

(h)         Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  Depreciation, depletion and amortization includes goodwill amortization of $91 million in 2001 and $89 million in 2000.

(i)             In 2004, 2003, 2002, 2001 and 2000, long term debt includes obligations under capital leases of $13 million, $12 million, $16 million, $22 million and $30 million, respectively.

(j)             Excludes discontinued operations.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Smurfit-Stone Container Corporation is an integrated manufacturer of paperboard and paper-based packaging.  Our major products are containerboard, corrugated containers, multiwall bags, SBS, market pulp, recycled fiber, coated recycled boxboard and folding cartons. We operate in two reportable industry segments.  Approximately 75% of our 2004 net sales were generated by the Containerboard and Corrugated Containers segment and 20% were generated by the Consumer Packaging segment.  Our mill operations supply paper to our corrugated container, folding carton and multiwall bag converting operations.  The products of our converting operations, as well as the mill and reclamation tonnage in excess of what is consumed internally, are the main products sold to third parties.  Our operating facilities and customers are located primarily in the United States and Canada.

Market conditions and demand for our products are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.  In recent years, the continued loss of domestic manufacturing to offshore competition and the changing retail environment in the U.S. have also played a key role.  The influence of superstores and discount retailing giants, as well as the impacts from online shopping, has resulted in a shifting of demand to packaging which is more condensed, lighter weight and less expensive.  These factors have greatly influenced the corrugated industry.  By the end of 2003, demand for corrugated containers had declined by approximately 6% since its peak in 1999 and prices for linerboard had declined by approximately 15% from December 2000.

Many of these same issues impacted our Consumer Packaging businesses and, in particular, our folding carton business.  This industry has seen moderate growth in the last few years, but has come under considerable pricing pressure.

We responded to this challenging environment by (1) realigning our production to meet customer demand; (2) eliminating non-strategic and under-performing assets to reduce excess production capacity and fixed costs; (3) expanding our core capabilities to serve the needs of our packaging customers; and (4) consolidating our converting and sales activities in certain markets.

In 2004, our business began to recover from the four-year cycle of declining demand.  Strong growth in the manufacturing sector of the U.S. economy generated increased demand for corrugated containers.  As a result, industry shipments of corrugated containers increased by 2.8% compared to 2003.  Our results in 2004 improved due to higher pricing and sales volumes, higher mill operating rates, lower restructuring charges and the impact of our cost savings initiatives.  Profits were negatively impacted by an asset impairment charge and higher costs, including energy, fiber, freight and employee benefits.

For 2005, we anticipate a healthy U.S. economy will drive continued growth in packaging demand.  While challenged by higher costs in the areas of energy, chemicals, freight and employee benefits, we expect continued improvement in our packaging business in 2005.

RESULTS OF OPERATIONS

	2004		2003		2002
Segment Data (In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$6,224	$315	$5,759	$246	$5,502	$465
Consumer packaging	1,656	81	1,656	82	1,648	122
Other operations	411	28	307	22	333	21
Total segment operations	$8,291	424	$7,722	350	$7,483	608

Restructuring charges		(16)		(115)		(24)
Asset impairment charge		(73)
Gain (loss) on sale of assets		7		(5)		(10)
Interest expense, net		(343)		(341)		(355)
Loss on early extinguishment of debt		(11)		(3)		(32)
Litigation charges and settlements, net		(3)		(110)
Corporate expenses and other (1)		(94)		(114)		(93)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(109)		$(338)		$94

(1)    Corporate expenses and other include corporate expenses, corporate charges for segments for working capital interest and other expenses not allocated to segments.

2004 COMPARED TO 2003

The improvement in our loss from continuing operations before income taxes and cumulative effect of accounting change was due primarily to higher segment profits and lower restructuring and litigation charges and settlements, net.  An asset impairment charge recorded in the fourth quarter of 2004 partially offset these improvements.  Total segment operating profit increased due primarily to higher sales prices and sales volumes for containerboard and corrugated containers, higher mill operating rates and the impacts of cost saving initiatives implemented beginning in the fourth quarter of 2003.  Segment profits were negatively impacted by higher costs of fiber, employee benefits and freight.

Net sales of $8,291 million in 2004 increased by 7.4% due primarily to higher average sales prices and higher sales volume.  Net sales include the sales of Smurfit-MBI, a Canadian corrugated producer, after March 31, 2003, the date we acquired the remaining 50% not previously owned (the Smurfit-MBI Acquisition).  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$186	$—	$75	$261
Sales volume	160	—	29	189
Smurfit-MBI Acquisition	119	—	—	119
Total	$465	$	$104	$569

Cost of goods sold increased from $6,673 million in 2003 to $7,176 million in 2004 due to the Smurfit-MBI Acquisition ($111 million), higher product shipments ($164 million) and higher costs, including reclaimed fiber ($120 million), wood fiber ($21 million) and employee benefits.  Cost of goods sold as a percent of net sales was comparable to 2003.

Selling and administrative expense decreased $112 million compared to last year.  The expense in 2003 included litigation charges and settlements, net of $110 million.  Selling and administrative expense as a percent of net sales decreased from 11.4% in 2003 to 9.3% in 2004.

As part of our continued overall strategy to rationalize operations and cut costs in response to market conditions, we closed ten converting facilities and sold our Indonesian operations in 2004.  We recorded restructuring charges of $16 million, net of a $5 million gain from the sale of three shutdown facilities.  The assets of the 2004 shutdown operations were adjusted to the estimated net realizable value resulting in a $7 million non-cash write-down.  The remaining charges are primarily severance and benefits resulting from the termination of approximately 1,000 employees.

The 2004 restructuring activities were a continuation of our restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions.  We have achieved the planned reduction of 1,400 positions in our workforce and, for the year ended December 31, 2004, have realized approximately $159 million in savings from the workforce reductions, reduced fixed costs and process improvements.

We recorded an asset impairment charge of $73 million in the fourth quarter of 2004 related to the write-down of non-core pulp mill property, plant and equipment included in our Containerboard and Corrugated Containers segment.

Interest expense, net was $343 million in 2004, an increase of $2 million compared to 2003.  The increase was due to higher average interest rates ($3 million), which were partially offset by lower average borrowings ($1 million).  Our overall average effective interest rate in 2004 was higher than 2003 by approximately 10 basis points.

Other, net for 2004 included non-cash foreign exchange losses of $22 million compared to losses of $50 million in 2003. See Item 7a “Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk.”

Benefit from income taxes in 2004 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $10 million benefit related to the resolution of certain prior year tax matters, state income taxes and the effects of other permanent differences.  For information concerning income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

Net sales increased 8.1% in 2004 compared to 2003.  The increase resulted primarily from higher corrugated container shipments, due in part to the Smurfit-MBI Acquisition, higher containerboard shipments and higher sales prices.  Corrugated container prices, which declined steadily in 2003 and the first part of 2004, have increased since their low point in April 2004.  For the year ended December 31, 2004, average North American corrugated container prices have increased 1.8% and average domestic linerboard prices were higher by approximately 6.3% compared to 2003.  Market pulp prices were approximately 3.2% higher than 2003.  Shipments of corrugated containers on a per day basis increased 1.8% compared to 2003. The increase in corrugated container shipments was negatively impacted by the shutdown of nine converting facilities during 2004.

Containerboard production increased by 3.5% compared to 2003.  Our containerboard mills operated at an average rate of 93.8% of capacity in 2004 compared to 88.7% in 2003.  Production of market pulp increased 10.5%, while production of SBS decreased by 4.8%.  Production of kraft paper declined 11.6% due primarily to the shifting of production to containerboard on one of our paper machines, which is capable of producing both products.

Profits increased by $69 million due primarily to higher average sales prices, improvements in our mill operating rates and cost savings initiatives ($137 million) we have implemented since the fourth quarter of 2003, including reductions in our workforce and productivity improvements.  Profits were unfavorably impacted by the higher costs of wood ($21 million), reclaimed fiber ($36 million), freight and employee benefits.

Consumer Packaging Segment

Net sales were comparable to 2003.  Flexible packaging shipments were higher compared to 2003, while folding carton and multiwall bag shipments were flat.  The coated recycled boxboard mills operated at near

100% capacity in 2004 compared to 94.9% in 2003, but production was lower by 2.9% due to the permanent closure of a paper machine in the fourth quarter of 2003.  Shipments of laminated products declined primarily as a result of the sale of a plant.  Average sales prices for folding cartons were flat, while multiwall bag sales prices were higher by 0.8%.  Sales prices of coated recycled boxboard were higher by 2.3%.

Profits decreased by $1 million due primarily to an increase in reclaimed fiber cost ($8 million) and a $2 million loss related to a fire at our Salt Lake City, Utah bag facility.  Cost saving initiatives ($21 million) implemented since the fourth quarter of 2003, including reductions in our workforce and productivity improvements, partially offset the higher costs.

Other Operations

Net sales increased by 33.9% due primarily to higher sales prices for reclamation products in 2004.  The average price of old corrugated containers (OCC) was higher by approximately $20 per ton.  Total tons of fiber reclaimed and brokered were comparable to last year.  Higher external sales of reclaimed fiber were offset by lower internal consumption as a result of the shutdown of three of our paper machines in the fourth quarter of 2003.

2003 COMPARED TO 2002

The decline in our results from continuing operations before income taxes and cumulative effect of accounting change was due primarily to lower segment profits, higher restructuring and litigation charges and the impact of the stronger Canadian dollar.  Total segment operating profit was lower due to lower mill operating rates and higher costs of energy, fiber and employee benefits, but benefited from the acquisition of the Stevenson, Alabama containerboard mill and the related corrugated container assets on September 30, 2002 (the Stevenson Mill Acquisition) and the Smurfit-MBI Acquisition.  Annualized synergy savings from the Stevenson Mill Acquisition achieved in 2003, including administrative cost reductions, system optimization and purchasing savings, exceeded our targeted annual savings of $40 million.

Net sales of $7,722 million in 2003 increased by 3.2% due primarily to higher sales volume as a result of the Smurfit-MBI Acquisition.  Smurfit-MBI had net sales of $358 million for the nine months ended December 31, 2003. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$(28)	$(10)	$(9)	$(47)
Sales volume	(73)	18	(17)	(72)
Smurfit-MBI Acquisition	358			358
Total	$257	$8	$(26)	$239

Cost of goods sold increased from $ 6,247 million in 2002 to $6,673 million in 2003 due to the Smurfit-MBI Acquisition ($298 million) and the higher cost of energy ($69 million), wood fiber ($50 million), employee benefits and the impact from the strengthening Canadian dollar.  Cost of goods sold as a percent of net sales increased from 83% in 2002 to 86% in 2003 due primarily to our lower mill operating rates and higher costs of energy, wood fiber and employee benefits.

Selling and administrative expenses increased due primarily to litigation charges, acquisitions and higher employee benefits costs.  We recorded litigation charges of $121 million in 2003 to accrue for an antitrust class action settlement and the estimated liability of the opt-out cases (see Part I, Item 3, “Legal Proceedings”), which was partially offset by an $11 million settlement payment received in connection with an environmental indemnification obligation.

During 2003, we recorded restructuring charges of $115 million, including $107 million in the fourth quarter, related to rationalization and cost reduction plans.  We permanently closed our Thunder Bay, Ontario corrugating medium mill, temporarily idled one of two paper machines at our Jacksonville, Florida containerboard mill, permanently closed one of two paper machines at our Philadelphia, Pennsylvania coated recycled boxboard mill, closed six converting facilities and reduced the salaried workforce primarily in our corrugated containers operations.  As a result, our annual production capacities of containerboard and boxboard were permanently reduced by approximately 225,000 tons (3%) and approximately 70,000 tons (12%), respectively.

Interest expense, net decreased by $14 million due to the favorable impacts of lower interest rates ($10 million) and lower average borrowings ($4 million).  Our overall average effective interest rate in 2003 was lower than 2002 by approximately 20 basis points.

Other, net for 2003 included non-cash foreign currency exchange losses totaling $50 million compared to $2 million in 2002.  The increase compared to 2002 was due primarily to the strengthening Canadian dollar, which resulted in an approximately 18% adverse movement in the closing exchange rate relative to the U.S. dollar in 2003.  See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk.”

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

Containerboard and Corrugated Containers Segment

Net sales increased by 4.7% due primarily to higher shipments of corrugated containers resulting from the Smurfit-MBI Acquisition. Although containerboard production increased by 4.7% due primarily to the Stevenson Mill Acquisition, external sales of containerboard declined due to the higher integration level resulting from the Smurfit-MBI Acquisition.  Market pulp shipments were lower due in part to wet weather conditions in the southeastern U.S., which hampered our ability to source wood fiber.  Prices for corrugated containers and containerboard were lower due to poor market conditions.  Market pulp prices increased compared to 2002.

Our containerboard mills operated at an average rate of 88.7% of capacity in 2003, as compared to 90.0% in 2002.  Shipments of corrugated containers increased 4.4% compared to 2002 due primarily to the Smurfit-MBI Acquisition.  Production of SBS decreased by 2.0% and market pulp decreased by 12.4%.

Profits decreased by $219 million due primarily to higher costs, including energy ($60 million), wood fiber ($50 million) and employee benefits and lower mill operating rates.  Profits were favorably impacted by the Stevenson Mill and Smurfit-MBI Acquisitions.

Consumer Packaging Segment

Net sales were comparable to 2002.  Shipments of folding cartons increased 2.0%, primarily as a result of  an acquisition.  Production of coated recycled boxboard and shipments of our flexible products and multiwall bags were comparable to 2002.  The increases in sales volume were partially offset by lower sales prices, particularly for folding cartons and multiwall bags.

Profits decreased by $40 million due primarily to lower sales prices and product mix and higher costs for energy ($8 million), reclaimed fiber ($3 million) and employee benefits.

Other Operations

Shipments of reclaimed fiber to third parties were lower in 2003 due to higher internal consumption as a result of the Stevenson Mill Acquisition.  The average price of OCC and our total tons of fiber reclaimed and brokered were comparable to 2002.  Profits were comparable to 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the years ended December 31:

(In millions)	2004	2003	2002
Net cash provided by (used for):
Operating activities	$273	$162	$503
Investing activities	(200)	15	(462)
Financing activities	(79)	(171)	(53)
Effect of exchange rate changes on cash		(2)	2
Net increase (decrease) in cash	$(6)	$4	$(10)

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2004 increased by $111 million, or 69%, compared to 2003 due primarily to higher segment profits and lower tax payments.  The 2003 period also included a payment of $46 million related to the settlement of the antitrust class action litigation.  Working capital was higher in 2004 due primarily to increases in accounts receivable, which was impacted by higher product pricing, and higher inventories.  Contributions to our pension plans were $177 million in 2004 compared to $171 million in 2003 and $120 million in 2002.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $200 million for the year ended December 31, 2004.  The 2003 period included approximately $189 million of cash received related to the exchange transactions with Jefferson Smurfit Group (see Note 2 of the Notes to Consolidated Financial Statements).  Expenditures for property, plant and equipment in 2004 were $219 million, including $39 million for environmental projects and $180 million for upgrades, modernization and expansion.  In addition, in 2004 we acquired the remaining 15% interest not previously owned in a corrugated container operation for $13 million.

Net Cash Used For Financing Activities

Net cash used for financing activities for the year ended December 31, 2004 of $79 million included net repayments of debt of $312 million, proceeds from the sale of receivables of $203 million, as discussed below, and the exercise of stock options of $54 million.

In March  2004, SSCE used $38 million of proceeds received from the Smurfit-MBI securitization program primarily to prepay a portion of its Tranche C term loan.  See “Off-Balance Sheet Arrangements” below.

In April  2004, SSCE and JSC(U.S.) obtained amendments from their lender groups easing certain financial covenant requirements under their bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004.

In July  2004, Stone Container Finance Company of Canada II, a wholly-owned subsidiary of SSCE, issued $200 million of 7.375% unsecured senior notes due 2014.  The proceeds were used to redeem at par the $185 million outstanding aggregate principal amount of 11.5% senior notes due August 15, 2006, prepay approximately $13 million of outstanding Tranche B term loan under the SSCE credit facility and pay approximately $2 million of fees and expenses related to the transaction.  On November 17, 2004, SSCE completed a registered exchange offer of all of the then outstanding 7.375% unsecured senior notes due 2014 for a like principal amount of senior notes which have been registered under the Securities Act of 1933. SSCE did not receive any proceeds from the exchange offer.

On November 1, 2004, JSCE, Inc. merged with and into JSC(U.S.), with JSC(U.S.) as the surviving entity. JSC(U.S.) then merged into Stone Container (the Merger) principally to simplify and consolidate our debt financing activities.  Stone Container was renamed Smurfit-Stone Container Enterprises, Inc. (SSCE).  In connection with the Merger, we, as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (SSC Canada), as borrowers, entered into a new credit agreement (the Credit Agreement) on November 1, 2004.  The Credit Agreement, which refinanced and replaced our former credit agreements in their entirety, provided for (i) a revolving credit facility of $600 million to SSCE, of which $179 million was borrowed upon the closing of the Credit Agreement, and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, none of which was borrowed.  The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans.  Each of these revolving credit facilities matures on November 1, 2009.  The Credit Agreement also provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million.  The credit facilities bear interest at rates selected at the option of SSCE, equal to LIBOR plus 2.25% or alternate base rate (ABR) plus 1.25%, in the case of the revolving credit facilities and LIBOR plus 2.00% or ABR plus 1.00%, in the case of the term loan facilities. We  pay a 0.5% commitment fee on the unused portions of our revolving credit facilities.  The term loans are payable in quarterly installments beginning on April 1, 2005 and ending on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility to us, related to our variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010.

SSCE used the proceeds of the Credit Agreement along with $19 million of available cash to repay all outstanding obligations under its former credit agreements, consisting of approximately $1,013 million of Tranche B term loans, $120 million of a Tranche C Canadian term loan and $329 million under its former revolving credit facilities, and to pay fees and other expenses of approximately $11 million related to this transaction.

The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by us and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of our assets and properties, and those of SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The security interests securing SSCE’s obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined beginning in 2005, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

In connection with the Merger, SSCE entered into two supplemental indentures pursuant to which SSCE assumed the obligations of JSC(U.S.) with respect to $700 million in aggregate principal amount of JSC(U.S.)’s 8.25% senior notes due October 1, 2012 and $300 million in aggregate principal amount of JSC(U.S.)’s 7.50% senior notes due June 1, 2013.

In November 2004, in connection with the Merger, SSCE replaced its former $265 million off-balance sheet accounts receivable securitization program with a new $475 million accounts receivable securitization program whereby SSCE sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation (SRC).  Approximately $203 million of the proceeds received upon the sale of the accounts receivable were used by SSCE to repay amounts due under the former JSC(U.S.) securitization program.

FUTURE CASH FLOWS

Contractual Obligations and Commitments

At December 31, 2004, our contractual obligations and commitments were as follows:

		Amounts Payable During
(In millions)	Total	2005	2006-07	2008-09	2010 & Beyond

Long-term debt, including capital leases (1)	$4,498	$19	$121	$479	$3,879
Operating leases	340	98	136	60	46
Purchase obligations (2)	819	234	260	152	173
Commitments for capital expenditures (3)	311	262	49
Other long-term liabilities (4)	104	54	13	6	31
Total contractual obligations	$6,072	$667	$579	$697	$4,129

(1)            Interest payments on all debt instruments for 2004, 2003 and 2002 were $340 million, $341 million and $337 million, respectively. See Item 7a, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

(2)            Amounts shown consist primarily of national supply contracts to purchase containerboard, wood, reclaimed fiber, natural gas and other energy resources for which value is received.  We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(3)            Amounts shown are estimates of future spending on capital projects which were authorized prior to December 31, 2004, but were not completed by December 31, 2004.  We expect capital expenditures for 2005 to be in the range of $275 million to $300 million.

(4)            Amounts shown consist primarily of severance costs and other rationalization expenditures, antitrust payments and environmental liabilities which have been recorded in our December 31, 2004 balance sheet.  The table does not include our deferred income tax liability, accruals for self-insured losses and pension and other postretirement plans because it is not certain when these liabilities will become due.  We contributed $177 million to our pension plans and $20 million to other postretirement plans in 2004 and expect to contribute approximately $175 million and $20 million, respectively, to such plans in 2005.  Future contributions to our pension and other postretirement plans will be dependent upon pending legislation, future changes in discount rates and the earnings performance of our plan assets.

As previously discussed, our cash flow from operations improved in 2004 compared to 2003 primarily as a result of the improving U.S. economy.  We expect further improvement in our cash flow from operations in 2005, provided the economic expansion continues.  As of December 31, 2004, we have unused borrowing capacity under the SSCE’s revolving credit facilities of $495 million.

Scheduled debt payments, including capital lease payments, for 2005 and 2006 are $19 million and $32 million, respectively.  We expect that our cash flow from operations and our unused borrowing capacity under SSCE’s revolving credit facilities, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

Contingent Obligations

We issue standby letters of credit primarily for performance bonds and for self-insurance.  Letters of credit are issued under SSCE’s revolving credit facilities, generally have a one-year maturity and are renewed annually.  As of December 31, 2004, SSCE had $161 million of letters of credit outstanding.

We have certain woodchip processing contracts, which provide for guarantees of third party contractors’ debt outstanding, with a security interest in the chipping equipment.  Guarantee payments would be triggered in the event of a loan default by any of the contractors.  The maximum potential amount of future payments related to all of such arrangements as of December 31, 2004 was $43 million.  Cash proceeds received from liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

Pension Obligations

As of December 31, 2004, our pension benefit obligations exceeded the fair value of pension plan assets by $870 million, down from $880 million at the end of 2003.  In 2004, we recorded an increase to the minimum pension liability of $21 million and a decrease to other comprehensive income of $14 million, net of tax of $7 million.

Exit Liabilities

We recorded restructuring charges of $16 million in 2004, including $14 million for exit liabilities, which were principally for severance and benefit cost and facility closure cost.  In 2004, we incurred cash expenditures of $10 million for these exit liabilities.

We had $51 million of exit liabilities as of December 31, 2003, related to the restructuring of our operations.  During 2004, we incurred cash expenditures of $22 million for these exit liabilities.  The exit liabilities remaining as of December 31, 2004, including the 2004 restructuring activities, totaled $33 million.  Future cash outlays, principally for severance and benefits cost and long-term lease commitments and facility closure cost, are expected to be $13 million in 2005, $4 million in 2006 and $16 million thereafter. We intend to continue funding exit liabilities through operations as originally planned.

Environmental Matters

As discussed in Item 1, “Business, Environmental Compliance,” we continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule and the new Boiler MACT regulation.  Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I will be approximately $60 million to $70 million, $16 million of which was spent in 2004, with the remainder to be spent in 2005 and 2006.  Based on currently available information, we estimate that the aggregate compliance cost for Boiler MACT will be approximately $90 million to $100 million, $1 million of which was spent in 2004, with the remainder to be spent over the next three years. In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance.  Excluding the spending on the Cluster Rule and Boiler MACT projects, we have spent an average of approximately $14 million in each of the last three years on capital expenditures for environmental purposes.  We anticipate that environmental capital expenditures, exclusive of the Cluster Rule and Boiler MACT projects, will be approximately $14 million in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2004, we had three off-balance sheet financing arrangements.

SSCE has a $475 million accounts receivable securitization program whereby it sells, without recourse, on an ongoing basis, certain of its accounts receivable to SRC.  SRC is a wholly-owned non-consolidated subsidiary of SSCE and a qualified special-purpose entity under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Accordingly, accounts receivable sold to SRC for which we do not retain an interest are not included in our consolidated balance sheets.  SRC transfers the receivables to a non-consolidated subsidiary, a limited liability company, which has issued notes to third-party investors.  At December 31, 2004, $557 million of accounts receivable had been sold under the program, of which $140 million was retained by SSCE as a subordinated interest and recorded in retained interest in receivables sold in the accompanying consolidated balance sheet.  The investors and the limited liability company have no recourse to SSCE for failure of debtors to pay when due.

SSCE, through Smurfit-MBI, has an accounts receivable securitization program whereby it sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which SSCE holds a variable interest, but is not the primary beneficiary.  Accordingly, under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which SSCE is not the primary beneficiary, are not included in the accompanying consolidated balance sheet. At December 31, 2004, $67 million of accounts receivable had been sold under the program, of which $18 million was retained by SSCE as a subordinated interest and recorded in retained interest in receivables sold in the accompanying consolidated balance sheet. The investors and the securitization trust have no recourse to SSCE for failure of debtors to pay when due.

JSC(U.S.) sold 980,000 acres of owned and leased timberland in October 1999.  The final purchase price, after adjustments, was $710 million. JSC(U.S.) received $225 million in cash and $485 million in the form of installment notes, which mature from December 31, 2007 to December 31, 2014.  Under JSC(U.S.)’s program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Note Holdings LLC (TNH), a wholly-owned subsidiary of JSC(U.S.) and a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million in cash proceeds and a residual interest in the notes.  The residual interest included in other assets in the accompanying consolidated balance sheet was $45 million at December 31, 2004.  TNH and its creditors have no recourse to JSC(U.S.) in the event of a default on the installment notes.

EFFECTS OF INFLATION

Increases in costs for energy, fiber, freight, chemicals and employee benefits have had an adverse impact on our operating results during the past three years.  Energy and fiber cost increases are strongly influenced by supply and demand factors, and when supplies become tight, we have experienced temporary increases in the cost of these items.  We continue to seek ways to mitigate the impact of such cost increases and, to the extent permitted by competition, pass the increased cost on to customers by increasing sales prices over time.

We use the last-in, first-out method of accounting for approximately 55% of our inventories.  Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

Approximately 77% of our property plant and equipment has been acquired over the past seven years.  Replacement of assets acquired in prior years will be at higher costs, but this will take place over many years.  New assets will result in higher depreciation charges; but in many cases, due to technological improvements, there may be operating cost savings as well.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in accordance with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes.  Our estimates and assumptions are based on historical experiences and changes in the business environment.  However, actual results may differ from these estimates.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  Our most critical accounting policies and use of estimates are described below.

Long-Lived Assets Including Goodwill

We conduct impairment reviews of long-lived assets including goodwill in accordance with SFAS No. 144 and SFAS No 142.  Such reviews require us to make estimates of future cash flows and fair values.  Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and cost.  Our estimates of fair value are determined using a variety of valuation techniques, including pricing of recent industry acquisitions.  While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable.  However, should our assumptions change in future years, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.

We performed an impairment review of one of our pulp mills which had significant operating and cash flow losses in 2004, combined with a history of losses due to a prolonged economic downturn affecting the pulp mill.  As a result, we recorded an asset impairment charge of $73 million in the fourth quarter of 2004 related to the write-down of non-core pulp mill property, plant and equipment.  We evaluated the recoverability of these long-lived assets and recorded the impairment charge based on the amounts by which the carrying value of the assets exceeded their fair value.  Fair value of the assets was determined based on a discounted cash flow analysis of the pulp mill’s projected operating results.  No goodwill had been assigned to the pulp mill, which is included in the Containerboard and Corrugated Containers segment.

Idle Paper Machines and Restructurings

We have excess capacity in our containerboard system due to our policy of producing to meet demand.  As a result, we have temporarily shut down two of our paper machines, one located in Fernandina Beach, Florida and the other in Jacksonville, Florida.  Our decision to shut down these machines was based upon anticipated supply and demand factors, their locations and operating cost.  The Fernandina Beach machine, which was idled in 2001, has the annual capacity to produce approximately 200,000 tons of lightweight linerboard and the Jacksonville machine, which was idled in the fourth quarter of 2003, has the annual capacity to produce 167,000 tons of medium.  No decision has been made to permanently shut down either of these machines, as they may be restarted, subject to future demand and industry conditions.  As of December 31, 2004, the Fernandina Beach and Jacksonville machines had net book values of approximately $110 million and $21 million, respectively.  For accounting purposes, each of these machines is classified as held and used and continues to be depreciated.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of accounts receivable on a case-by-case basis and make adjustments to the bad debt reserve for expected losses.  We also estimate reserves for bad debts based on historical experience and past due status of the accounts.  We perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness.  While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

Pension

The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates applied to plan liabilities.  Consulting actuaries assist us in determining these assumptions, which are described in Note 14 of the Notes to Consolidated Financial Statements.  In 2004, we adjusted the expected long-term rate of return on our foreign plan assets to 8.0%, down from 9.0%, which increased retirement plan expense approximately $6 million in 2004.  Effective for 2005, the expected long-term rate of return is 9.0% on U.S. plan assets and 7.75% on foreign plan assets.  The discount rates used to determine the benefit obligations for the U.S. and foreign retirement plans at December 31, 2004 were 5.84% and 5.75%, respectively.  The assumed rate for the long-term return on plan assets was determined based upon target asset allocations and expected long-term rates of return by asset class.  Our assumed discount rate was developed using a portfolio of Moody’s Aa-rated fixed income securities that approximate the duration of our pension liabilities.  A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $11 million.  A decrease in the discount rate of 0.50% would increase our pension expense by approximately $19 million and our pension obligations by approximately $191 million.

Income Taxes

Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate.  These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes, as well as estimates of our current tax exposures.  Based on our evaluation of our tax positions, we believe we were adequately reserved for these matters at December 31, 2004.

At December 31, 2004, we had deferred tax assets related to net operating loss, alternative minimum tax and investment tax credit carryforwards in the amount of $776 million.  A valuation allowance of $208 million has been established for a portion of these deferred tax assets based on projected future taxable income, the expected timing of deferred tax liability reversals and the expiration dates of these carryforwards.  See Note 13 of the Notes to Consolidated Financial Statements.  Utilization of these carryforwards has been consistent with expectations and we expect our deferred tax assets, net of the valuation allowance, will be fully realized.  Substantially all of our valuation allowance was recorded in connection with the 1998 merger with Stone Container and a reduction in the valuation would result principally in a corresponding reduction to goodwill.  Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

Through December 31, 2004, no provision had been made for U.S. federal and state income taxes on the accumulated unremitted earnings of our foreign subsidiaries because such earnings are intended to be reinvested outside the U.S. indefinitely.  On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  Under this law, we could elect to repatriate earnings of up to $500 million, with related income taxes of up to $30 million.  We have started an evaluation of the effects of the repatriation provision; however, whether we will ultimately utilize this provision depends on a number of factors including reviewing future guidance from Congress or the Treasury Department on key elements of the provision.  We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional guidance.  Until that time, our current intention to indefinitely reinvest outside the U.S. accumulated earnings of our foreign subsidiaries remains unchanged.

We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  We have settled the Internal Revenue Service’s examination of the years 1999 through 2001, resulting in the expected payment of tax and interest of less than $1 million.  In connection with this settlement, we recorded a tax benefit of $10 million in the fourth quarter of 2004.  The Internal Revenue Service is currently examining the years 2002 through 2003.  The Canadian Revenue Agency is currently examining the years 1999 through 2002 of the Company’s Canadian subsidiaries.  To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.  While the ultimate results cannot be predicted with certainty, we  believe that the examinations will not have a material adverse effect on our consolidated financial condition or results of operations.

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

Self-Insurance

We self-insure a majority of our workers’ compensation and general liability costs subject to specific retention levels for certain policies and coverage.  Losses above these retention levels are transferred to insurance companies.  In addition, we self-insure the majority of our group health care costs.  All of the health care, workers’ compensation and general liability claims are handled by third-party administrators. Consulting actuaries and administrators assist us in determining our liability for self-insured claims.  Losses are accrued based upon the aggregate self-insured claims determined by the third-party administrators, actuarial assumptions and our historical experience.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation, general liability and group health care costs.

PROSPECTIVE ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and may continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005.  Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No.123 will be recognized under SFAS No. 123(R).  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share disclosed under the “Stock-Based Compensation” caption of Note 1 of the Notes to Consolidated Financial Statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $8 million, $7 million and $1 million in 2004, 2003 and 2002, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” effective January 1, 2006.  SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials to be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We plan to adopt SFAS No. 151 on January 1, 2006.  The impact of this standard is not expected to be material.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  Our objective is to fix the price of a portion of the purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of December 31, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is two years.  As of December 31, 2004, we had monthly derivative instruments to hedge approximately 60% to 85% of our expected natural gas requirements through October 2005 and approximately 30% to 35% of our requirements through December 2006.  Excluding the impact of derivative instruments, the potential change in our expected 2005 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse price change, would be approximately $14 million.  The changes in energy cost discussed in Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” include the impact of the natural gas derivative instruments.  See Note 9 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  These instruments typically have maturities of eighteen months or less.  As of December 31, 2004, we had monthly Canadian dollar forward purchase contracts to hedge substantially all of our requirements through March 2005, approximately 65% to 70% of our Canadian dollar requirements through December 2005 and 25% to 30% of our Canadian dollar requirements for the first half of 2006.

We performed a sensitivity analysis as of December 31, 2004 and 2003 that measures the change in the book value of our net monetary Canadian liability arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant.  The potential change in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate at December 31, 2004 and 2003, would be $33 million and $29 million, respectively.  Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses, which are credited or charged to income.

In 2004, 2003 and 2002, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar by 7.1%, 10.8% and (1.4)%, respectively.

Interest Rate Risk

Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness.  Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently.  A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows.  Our objective is to mitigate interest rate volatility and reduce or cap interest expense within acceptable levels of market risk.  We periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy.  Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge.

In the fourth quarter of 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  The fair value of our interest rate swap contracts at December 31, 2004 was a $2 million loss included in other current liabilities.  Contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.

We performed a sensitivity analysis as of December 31, 2004 and 2003 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates.  Based on our outstanding variable rate debt as of December 31, 2004 and 2003, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $12 million and $19 million, respectively.

The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period.  Variable interest rates disclosed do not attempt to project future interest rates and do not reflect the impact of our interest rate swap contracts.  This information should be read in conjunction with Note 8 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt

Outstanding as of December 31, 2004

(U.S.$, in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Bank term loans and revolver 4.5% average interest rate (variable)	$9	$13	$13	$13	$157	$1,214	$1,419	$1,432
U.S. senior notes 8.7% average interest rate (fixed)				300		2,350	2,650	2,885
U.S. industrial revenue bonds 7.5% average interest rate (fixed)	2	11	2	1	4	192	212	212
U.S. industrial revenue bonds 4.5% average interest rate (variable)						120	120	120
Other U.S.	8	8	74	2	2	3	97	97
Total debt	$19	$32	$89	$316	$163	$3,879	$4,498	$4,746

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2004 and 2003
For the years ended December 31, 2004, 2003 and 2002:
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

The following consolidated financial statement schedule is included in Item 15(a):

II: Valuation and Qualifying Accounts and Reserves

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Corporation, as such term is defined in Rule 13a-15(f) under the Exchange Act.  As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year.  The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2004.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting for Smurfit-Stone Container Corporation as of December 31, 2004, which is included herein.

/s/ Patrick J. Moore
Patrick J. Moore
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Charles A. Hinrichs
Charles A. Hinrichs
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Smurfit-Stone Container Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Smurfit-Stone Container Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Smurfit-Stone Container Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Smurfit-Stone Container Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Smurfit-Stone Container Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, of Smurfit-Stone Container Corporation, and our report dated February 23, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LP
Ernst & Young LLP

St. Louis, Missouri
February 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Smurfit-Stone Container Corporation

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations and for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smurfit-Stone Container Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri
February 23, 2005

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2004	2003
Assets

Current assets
Cash and cash equivalents	$6	$12
Receivables, less allowances of $12 in 2004 and $38 in 2003	254	470
Retained interest in receivables sold	158	58
Inventories
Work-in-process and finished goods	265	255
Materials and supplies	521	456
	786	711
Deferred income taxes	142	146
Prepaid expenses and other current assets	60	56
Total current assets	1,406	1,453
Net property, plant and equipment	4,638	4,929
Timberland, less timber depletion	44	45
Goodwill	3,301	3,301
Other assets	336	374
	$9,725	$10,102
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$19	$197
Accounts payable	604	512
Accrued compensation and payroll taxes	191	197
Interest payable	95	98
Other current liabilities	207	167
Total current liabilities	1,116	1,171
Long-term debt, less current maturities	4,479	4,610
Other long-term liabilities	1,048	1,127
Deferred income taxes	823	924
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	85	82
Common stock, par value $.01 per share; 400,000,000 shares authorized, 254,238,645 and 250,547,712 issued and outstanding in 2004 and 2003, respectively	3	3
Additional paid-in capital	3,999	3,926
Unamortized restricted stock	(7)	(2)
Retained earnings (deficit)	(1,507)	(1,450)
Accumulated other comprehensive income (loss)	(314)	(289)
Total stockholders’ equity	2,259	2,270
	$9,725	$10,102

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)	2004	2003	2002
Net sales	$8,291	$7,722	$7,483
Costs and expenses
Cost of goods sold	7,176	6,673	6,247
Selling and administrative expenses	770	882	740
Restructuring charges	16	115	24
Asset impairment charge	73
Loss (gain) on sale of assets	(7)	5	10
Income from operations	263	47	462
Other income (expense)
Interest expense, net	(343)	(341)	(355)
Loss from early extinguishment of debt	(11)	(3)	(32)
Other, net	(18)	(41)	19
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(109)	(338)	94
Benefit from (provision for) income taxes	63	140	(35)
Income (loss) from continuing operations before cumulative effect of accounting change	(46)	(198)	59
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 in 2003 and $15 in 2002		6	24
Loss on disposition of discontinued operations, net of income tax provision of $57			(18)
Income (loss) before cumulative effect of accounting change	(46)	(192)	65
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3		(5)
Net income (loss)	(46)	(197)	65
Preferred stock dividends and accretion	(11)	(11)	(11)
Net income (loss) available to common stockholders	$(57)	$(208)	$54

Basic earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.23)	$(.85)	$.20
Discontinued operations		.02	.09
Loss on disposition of discontinued operations			(.07)
Cumulative effect of accounting change		(.02)
Net income (loss) available to common stockholders	$(.23)	$(.85)	$.22
Weighted average shares outstanding	253	246	244

Diluted earnings per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$(.23)	$(.85)	$.20
Discontinued operations		.02	.09
Loss on disposition of discontinued operations			(.07)
Cumulative effect of accounting change		(.02)
Net income (loss) available to common stockholders	$(.23)	$(.85)	$.22
Weighted average shares outstanding	253	246	246

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)	Common Stock		Preferred Stock		Additional Paid-In Capital	Unamortized Restricted Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value, $.01	Number of Shares	Amount

Balance at January 1, 2002	243,902,361	$2	4,599,300	$76	$3,833	$	$(1,296)	$(130)	$2,485
Comprehensive income (loss)
Net income							65		65
Other comprehensive income (loss)
Deferred hedge gain, net of tax expense of $7								11	11
Unrealized holding loss on marketable securities, net of tax of $0								(1)	(1)
Foreign currency translation adjustment, net of tax expense of $4								7	7
Minimum pension liability adjustment, net of tax benefit of $162								(250)	(250)
Comprehensive income (loss)									(168)
Proceeds from stock transaction					1				1
Issuance of common stock under stock option and restricted stock plans	676,088				11	(2)			9
Amortization of restricted stock						1			1
Preferred stock dividends and accretion				3			(11)		(8)
Balance at December 31, 2002	244,578,449	2	4,599,300	79	3,845	(1)	(1,242)	(363)	2,320
Comprehensive income (loss)
Net loss							(197)		(197)
Other comprehensive income (loss)
Deferred hedge gain, net of tax of $0								1	1
Foreign currency translation adjustment, net of tax expense of $13								23	23
Minimum pension liability adjustment, net of tax expense of $32								50	50
Comprehensive income (loss)									(123)
Issuance of common stock under stock option and restricted stock plans	5,969,263	1			81	(1)			81
Preferred stock dividends and accretion				3			(11)		(8)
Balance at December 31, 2003	250,547,712	3	4,599,300	82	3,926	(2)	(1,450)	(289)	2,270
Comprehensive income (loss)
Net loss							(46)		(46)
Other comprehensive income (loss)
Deferred hedge loss, net of tax benefit of $4								(7)	(7)
Foreign currency translation adjustment, net of tax benefit of $2								(4)	(4)
Minimum pension liability adjustment, net of tax benefit of $7								(14)	(14)
Comprehensive income (loss)									(71)
Issuance of common stock under stock option and restricted stock plans	3,690,933				73	(7)			66
Amortization of restricted stock						2			2
Preferred stock dividends and accretion				3			(11)		(8)
Balance at December 31, 2004	254,238,645	$3	4,599,300	$85	$3,999	$(7)	$(1,507)	$(314)	$2,259

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$(46)	$(197)	$65
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on disposition of discontinued operations			(39)
Loss from early extinguishment of debt	11	3	32
Cumulative effect of accounting change for asset retirement obligations		8
Depreciation, depletion and amortization	416	415	401
Amortization of deferred debt issuance costs	11	10	9
Deferred income taxes	(80)	(203)	92
Non-cash impairment and restructuring charges	80	85	18
Pension and postretirement benefits	(48)	(62)	(64)
Non-cash foreign currency losses	22	50	2
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(99)	82	(2)
Inventories	(50)	31	(6)
Prepaid expenses and other current assets	(18)	1	1
Accounts payable and accrued liabilities	64	(69)	(12)
Interest payable	(4)	(2)	15
Income tax benefit on exercise of employee stock options	8	7	1
Other, net	6	3	(10)
Net cash provided by operating activities	273	162	503
Cash flows from investing activities
Expenditures for property, plant and equipment	(219)	(212)	(207)
Proceeds from property and timberland disposals and sale of businesses	32	253	108
Payments on acquisitions, net of cash received	(13)	(26)	(363)
Net cash provided by (used for) investing activities	(200)	15	(462)
Cash flows from financing activities
Proceeds from long-term debt	1,480	300	2,520
Net repayments of debt	(1,615)	(502)	(2,472)
Net repayments under accounts receivable securitization programs	(177)	(10)	(13)
Net proceeds from sale of receivables	203
Debt repurchase premiums			(25)
Preferred dividends paid	(8)	(8)	(8)
Proceeds from stock transaction			1
Proceeds from exercise of stock options	54	57	4
Deferred debt issuance costs	(16)	(8)	(60)
Net cash used for financing activities	(79)	(171)	(53)

Effect of exchange rate changes on cash		(2)	2
Increase (decrease) in cash and cash equivalents	(6)	4	(10)
Cash and cash equivalents
Beginning of year	12	8	18
End of year	$6	$12	$8

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1.              Significant Accounting Policies

Basis of Presentation:  Smurfit-Stone Container Corporation (“SSCC or the “Company”) is a holding company that owns 100% of the equity interest in Smurfit-Stone Container Enterprises, Inc. (“SSCE”).  The Company has no operations other than its investment in SSCE.

Prior to November 1, 2004, SSCC owned 100% of the equity interest in JSCE, Inc. (“JSCE”) and Stone Container Corporation (“Stone”).  JSCE owned 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) (“JSC(U.S.)”) and was the guarantor of the senior unsecured indebtedness of JSC(U.S.).  JSCE had no operations other than its investment in JSC(U.S.).  On November 1, 2004, JSCE merged with and into JSC(U.S.), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone, with Stone as the surviving company (the “Merger”), principally to consolidate debt financing activities of the Company and its subsidiaries.  Stone was simultaneously renamed SSCE.  Stone and JSC(U.S.) were wholly-owned subsidiaries of SSCE and, therefore, the Merger does not impact SSCC’s consolidated financial statements.  The Merger did not impact the operating activities of the merged companies which will continue to do business as SSCC.

Nature of Operations:  The Company’s major operations are containerboard and corrugated containers, consumer packaging and reclamation.  The Company’s paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers, folding cartons and bags at Company-owned facilities and third-party converting operations.  Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods.  Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills.  Customers and operations are located principally in North America.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries.  Investments in non-majority owned affiliates are accounted for using the equity method.  Significant intercompany accounts and transactions are eliminated in consolidation.

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

Inventories:  Inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) method, except for $351 million in 2004 and $290 million in 2003, which are valued at the lower of average cost or market.  First-in, first-out (“FIFO”) costs (which approximate replacement costs) exceed the LIFO value by $94 million and $83 million at December 31, 2004 and 2003, respectively.

Net Property, Plant and Equipment:  Property, plant and equipment are carried at cost.  The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred.  Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements.  Papermill machines have been assigned a useful life of 18 to 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12 to 20 years (See Note 6).

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

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead are reviewed annually or more frequently, if impairment indicators arise.  For purposes of measuring goodwill impairment, the Company’s reporting units are its business segments.  Other intangible assets represent the fair value of identifiable intangible assets acquired in purchase business combinations.  Other intangible assets are amortized over their expected useful life, unless the assets are deemed to have an indefinite life.  Other intangible assets are included in other assets in the Company’s consolidated balance sheets (See Note 20).

Deferred Debt Issuance Costs and Losses From Extinguishment of Debt:  Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections,” the Company records losses due to early extinguishment of debt as a component of income (loss) from continuing operations.

Long-Lived Assets:  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to:  significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value (See Note 5).

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

The Company’s remaining foreign operations’ functional currency is the applicable local currency.  Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year.  Translation gains or losses are included within stockholders’ equity as part of accumulated other comprehensive income (loss) (“OCI”) (See Note 18).

Derivatives and Hedging Activities:  In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, the Company recognizes all derivatives on the balance sheet at fair value.  Derivatives that are not accounted for as hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the effectiveness of the hedge, changes in the fair value are either recognized immediately through earnings or recognized in OCI until the hedged item is recognized in earnings.  Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly (See Note 9).

Transfers of Financial Assets:  Certain financial assets are transferred to qualifying special-purpose entities and variable interest entities where the Company is not the primary beneficiary.  The assets and liabilities of such entities are not reflected in the consolidated financial statements of the Company.  Gains or losses on sale of financial assets depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.  Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management’s best estimates of key assumptions (See Note 7).

Stock-Based Compensation:  At December 31, 2004, the Company has stock-based employee compensation plans, including stock options and restricted stock units (“RSUs”) (See Note 16).

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

Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in 2002 net income, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
Net income (loss) available to common stockholders, as reported	$(57)	$(208)	$54
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	6	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(13)	(8)

Pro forma net income (loss) available to common stockholders	$(66)	$(219)	$46

Earnings per share:
Basic – as reported	$(.23)	$(.85)	$.22
Basic – pro forma	$(.26)	$(.89)	$.19

Diluted – as reported	$(.23)	$(.85)	$.22
Diluted – pro forma	$(.26)	$(.89)	$.19

RSUs:  Amounts earned under the Company’s annual management incentive plan, which are deferred and paid in the form of RSUs, immediately vest and are expensed by the Company in the year earned.  RSUs related to the Company matching program and non-vested RSUs are expensed over the vesting period.  When non-vested RSUs are issued, unamortized restricted stock compensation is recorded as a reduction of stockholders’ equity.

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

Restructuring:  Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Costs associated with exit or disposal activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 4).

Guarantees:  Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee.  The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002.  Disclosure requirements are effective for guarantees issued prior to January 1, 2003 (See Note 11).

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

Reclassifications:  Certain reclassifications of prior year presentations have been made to conform to the 2004 presentation.

Prospective Accounting Pronouncements:  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148.  Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and may continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005.  Because SFAS No. 123(R) must be applied not only to new awards, but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R).  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share disclosed under the “Stock-Based Compensation” section of this footnote.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $8 million, $7 million and $1 million in 2004, 2003 and 2002, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” effective January 1, 2006.  SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials to be recognized as current period charges.  In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company plans to adopt SFAS No. 151 on January 1, 2006.  The impact of this standard is not expected to be material.

2.              Discontinued Operations and Exchange Transaction

In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group (“JS Group”), formerly SSCC’s largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group’s 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million.  The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002.  Net sales for the European operations were $192 million for the three months ended March 31, 2003 and $632 million for the year ended December 31, 2002.  The results of operations from the European operations have been reclassified as discontinued operations for 2003 and 2002.

On March 31, 2003, the Company completed these exchange transactions, resulting in no additional adjustments to the Company’s results of operations.  Previously, the Company owned 50% of Smurfit-MBI and, as a result of the completed transactions, now owns 100% of Smurfit-MBI.  Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees.  The results of operations have been included in the consolidated statements of operations after March 31, 2003.  The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been allocated to the assets acquired and liabilities assumed according to fair values.  The purchase price allocation, completed during the fourth quarter of 2003, resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with the Company’s original 50% investment, and intangible assets of $45 million which have been allocated to the Containerboard and Corrugated Containers segment.

On September 30, 2002, the Company sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable.  The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million.  The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills.  Net sales for these operations were $94 million for the nine months ended September 30, 2002.  These facilities employed approximately 850 hourly and salaried employees.  The results of operations from the industrial packaging division have been reclassified as discontinued operations for 2002.

3.              Acquisitions and Mergers

Innovative Packaging

In December 2004, the Company acquired 15% of Innovative Packaging Corp. (“IPC”), a corrugated container facility in Milwaukee, Wisconsin for $13 million.  Previously, the Company owned 85% of IPC and, as a result of the acquisition, now owns 100%.  The cost to acquire the remaining 15% of IPC eliminated the Company’s minority interest liability of $1 million with the remaining balance of $12 million preliminarily allocated to intangible assets.  The Company expects to finalize its preliminary purchase price allocation upon completion of the intangible assets valuation.

Arko

On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc. (“Arko”), a folding carton producer, for $30 million.  The results of operations have been included in the consolidated statements of operations after May 31, 2003.  The purchase price allocation, completed during the fourth quarter of 2003, resulted in goodwill of $12 million and intangible assets of $3 million which have been allocated to the Consumer Packaging segment.

Stevenson Mill

On September 30, 2002, the Company acquired a corrugating medium mill and related assets from MeadWestvaco Corporation (the “Stevenson Mill Acquisition”).  The Company paid $350 million for the assets and an additional $25 million in connection with certain financing arrangements.  Included in the allocation of the cost of the Stevenson Mill Acquisition is the adjustment to fair value of property and equipment associated with the permanent shutdown of three corrugated container plants, liabilities for the termination of certain employees and liabilities for lease commitments and facility closure costs.

The following table is a summary of the remaining exit liabilities recorded as part of the Stevenson Mill Acquisition and acquisition and merger transactions completed in prior years.

	Severance	Lease Commitments	Other Commitments	Facility Closure Costs	Total
Balance at January 1, 2002	$1	$16	$11	$	$28

Stevenson Mill Acquisition	5	1		1	7
Payments	(1)	(1)	(1)		(3)
Adjustments		(4)			(4)
Balance at December 31, 2002	5	12	10	1	28

Payments	(5)	(1)			(6)
Adjustments		(7)	(8)		(15)
Balance at December 31, 2003		4	2	1	7

Payments		(1)		(1)	(2)
Balance at December 31, 2004	$	$3	$2	$	$5

The $7 million reduction to lease commitments in 2003 is due primarily to the renegotiation of a lease contract.  The $8 million reduction to other commitments in 2003 is due primarily to the reduction of the environmental exit liabilities associated with a containerboard mill.

The $4 million reduction to the lease commitments in 2002 is due primarily to the expiration of an equipment removal commitment associated with a containerboard mill.

Future cash outlays under the exit liabilities are anticipated to be $1 million in 2005, $1 million in 2006, $1 million in 2007 and $2 million thereafter.

4.   Restructurings

The Company has recorded various restructuring charges related to the rationalization of its containerboard mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities.

As part of the Company’s continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company closed ten converting facilities and exited its Indonesian operations in 2004.  The Company recorded restructuring charges of $16 million, net of a $5 million gain from sales of three shutdown facilities.  The assets of the 2004 shutdown operations were adjusted to the estimated net realizable value resulting in a $7 million non-cash write-down.  The remaining charges are primarily severance and benefits resulting from approximately 1,000 employees being terminated.  The net sales and operating losses of these shutdown operations in 2004 prior to closure were $99 million and $15 million, respectively.  The net sales and operating losses of these facilities for the year ended December 31, 2003 were $213 million and $11 million, respectively.  The net sales and operating losses of these shutdown operations in 2002 were $217 million and $2 million, respectively.  No significant additional charges related to these shutdown operations are expected.

The Company recorded restructuring charges of $115 million in 2003.  The assets of the shutdown operations were adjusted to the estimated net realizable value resulting in an $85 million non-cash charge primarily related to the write-down of fixed assets at the Thunder Bay, Ontario and Philadelphia, Pennsylvania mills.  The shutdowns resulted in approximately 1,000 employees being terminated.  The net sales and operating losses of these shutdown operations in 2003 prior to closure were $78 million and $10 million, respectively.  The net sales and operating losses of these shutdown operations in 2002 were $129 million and $2 million, respectively.

During 2002, the Company recorded restructuring charges of $24 million related to the permanent closure of a paperboard machine and related operations, two converting facilities and the shutdown and sale of its Cladwood® operations.  The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in an $18 million non-cash write-down.  The shutdowns resulted in approximately 210 employees being terminated.  The net sales and operating losses of the two converting facilities and Cladwood® facilities in 2002 prior to closure were $16 million and $3 million, respectively.

The following is a summary of the restructuring liabilities recorded:

	Write-down of Property and Equipment to Fair Value	Severance and Benefits	Lease Commitments	Facility Closure Costs	Other	Total
Balance at January 1, 2002	$	$2	$16	$10	$1	$29

Charge	18	5	1			24
Payments		(7)	(3)		(1)	(11)
Non-cash reduction	(18)					(18)
Balance at December 31, 2002			14	10		24

Charge	85	23	1	6		115
Payments		(6)	(3)	(1)		(10)
Non-cash reduction	(85)					(85)
Balance at December 31, 2003		17	12	15		44

Charge	7	11	1	2	(5)	16
Payments		(23)	(2)	(5)		(30)
Non-cash reduction	(7)					(7)
Sale of assets					5	5
Balance at December 31, 2004	$	$5	$11	$12	$	$28

Cash Requirements

Future cash outlays under the restructuring of operations are anticipated to be $12 million in 2005, $3 million in 2006, $2 million in 2007 and $11 million thereafter.

5.   Asset Impairment Charge

The Company recorded an asset impairment charge of $73 million in the fourth quarter of 2004 related to the write-down of non-core pulp mill property, plant and equipment.  The Company performed the impairment review in accordance with SFAS No. 144 as a result of significant operating and cash flow losses in 2004, combined with a history of losses due to a prolonged economic downturn affecting the pulp mill.  The Company evaluated the recoverability of its long-lived assets and recorded the impairment charge based on the amounts by which the carrying value of the assets exceeded their fair value.  Fair value of the assets was determined based on discounted cash flow analysis of the pulp mill’s projected operating results.  No goodwill had been assigned to the pulp mill, which is included in the Containerboard and Corrugated Containers segment.

6.   Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consist of:

	2004	2003
Land and land improvements	$185	$192
Buildings and leasehold improvements	702	694
Machinery, fixtures and equipment	6,191	6,152
Construction in progress	126	92
	7,204	7,130
Less accumulated depreciation	(2,566)	(2,201)
Net property, plant and equipment	$4,638	$4,929

Depreciation expense was $413 million, $406 million and $376 million for 2004, 2003 and 2002, respectively, excluding depreciation expense related to discontinued operations of $7 million in 2003 and $25 million in 2002.  Property, plant and equipment include capitalized leases of $28 million and $25 million and related accumulated amortization of $17 million and $16 million at December 31, 2004 and 2003, respectively.

7.   Transfers of Financial Assets

Receivables Securitization Program

In November 2004, in connection with the Merger, the Company replaced its former $265 million off-balance sheet accounts receivable securitization program with a new $475 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation (“SRC”), a wholly-owned non-consolidated subsidiary of the Company.

SRC transfers the receivables to a non-consolidated subsidiary, a limited liability company, which has issued notes to third-party investors.  The Company has retained servicing responsibilities and a subordinated interest in the limited liability company.  The Company receives annual servicing fees of 1% of the unpaid balance of the receivables and rights to future cash flows arising after the investors in the securitization limited liability company have received the return for which they have contracted.

SRC, whose legal structure and purpose have remained unchanged subsequent to the Merger, is a qualified special–purpose entity under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Accordingly, accounts receivable sold to SRC, for which the Company does not retain an interest, are not included in the Company’s consolidated balance sheets.

At December 31, 2004 and 2003, $557 million and $267 million, respectively, of accounts receivable had been sold to SRC, of which $140 million and $58 million, respectively, were retained by the Company as a subordinated interest.  The Company’s retained interest is carried at fair value and is included in retained interest in receivables sold in the accompanying consolidated balance sheets.  The Company recognized a loss on sales of receivables to SRC of $6 million and $4 million in 2004 and 2003, respectively, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2004	December 31, 2004	Year Ended December 31, 2003	December 31, 2003
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	2.45%-4.39%	2.45%	2.65%-5.28%	5.28%
Variable return to investors	LIBOR plus 23 to 135 basis points	2.78%	LIBOR plus 50 to 180 basis points	1.72%

At December 31, 2004, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $2 million and $3 million, respectively.  The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from SRC:

	2004	2003
Cash proceeds from sales of receivables	$3,059	$2,737
Servicing fees received	3	3
Other cash flows received on retained interest	31	12

MBI Securitization Program

On March 30, 2004, the Company, through Smurfit-MBI, entered into a $70 million Canadian (approximately $58 million U.S. as of December 31, 2004) accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company holds a variable interest, but is not the primary beneficiary.  Accordingly, under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which the Company is not the primary beneficiary, are not included in the accompanying consolidated balance sheet.  The Company has retained servicing responsibilities and a subordinated interest in future cash flows from the receivables.  The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted.

The amount available to the Company under the receivables program fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio.  The Company’s residual interest in the securitization program is recorded at fair value and is based upon the total outstanding receivables sold, adjusted for dilution and loss reserves of approximately 4.75%, less the amount funded to the Company.

At December 31, 2004, $67 million of accounts receivable had been sold under the program, of which $18 million was retained by the Company as a subordinated interest.  The amount funded to the Company at December 31, 2004 was $46 million.  The Company’s retained interest is included in retained interest in receivables sold in the accompanying consolidated balance sheet.  The Company recognized a loss on sales of receivables to the trust of $2 million in 2004, which is included in other, net in the consolidated statement of operations.

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999.  The final purchase price, after adjustments, was $710 million.  The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable.  The notes were sold without recourse to Timber Note Holdings LLC, a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes.  The transaction was accounted for as a sale under SFAS No. 140.  The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement.  The residual interest was $45 million and $43 million at December 31, 2004 and 2003, respectively, and is included in other assets in the accompanying consolidated balance sheets.  The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%).  At December 31, 2004, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $3 million, respectively.

8.   Long-Term Debt

Long-term debt as of December 31 is as follows:

	2004	2003
Bank Credit Facilities
SSCE
Tranche B Term Loan (4.5% weighted average variable rate), due in various installments through November 1, 2011	$975	$
Tranche C Term Loan (4.4% weighted average variable rate), due in various installments through November 1, 2011	300
Revolving credit facility (5.1% weighted average variable rate), due November 1, 2009	144
Tranche B Term Loan, due in various installments through June 30, 2009		933
Tranche C Term Loan, due in various installments through June 30, 2009		158
Revolving credit facility, due December 31, 2005		230

JSC(U.S.)
Tranche B Term Loan, due in various installments through March 31, 2007		151
Revolving credit facility, due March 31, 2005		94
	1,419	1,566
Accounts Receivable Securitization Program Borrowings
JSC(U.S.) accounts receivable securitization program borrowings		177

Senior Notes
11.5% unsecured senior notes (plus unamortized premium of $2)		187
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007	74	75
9.25% unsecured senior notes, due February 1, 2008	300	300
9.75% unsecured senior notes, due February 1, 2011	750	750
8.375% unsecured senior notes, due July 1, 2012	400	400
8.25% unsecured senior notes, due October 1, 2012	700	700
7.50% unsecured senior notes, due June 1, 2013	300	300
7.375% unsecured senior notes, due July 15, 2014	200
	2,724	2,712

Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 5.9% to 8.3%), payable in varying annual payments through 2027	207	187
Variable rate industrial revenue bonds (4.5% weighted average variable rate), payable in varying annual payments through 2035	120	120
Other (including obligations under capitalized leases of $13 and $12)	28	45
	355	352
Total debt	4,498	4,807
Less current maturities	(19)	(197)
Total long-term debt	$4,479	$4,610

The amounts of total debt outstanding at December 31, 2004 maturing during the next five years are as follows:

2005	$19
2006	32
2007	89
2008	316
2009	163
Thereafter	3,879

Bank Credit Facilities

In connection with the Merger, the Company, as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (“SSC Canada”), as borrowers, entered into a new credit agreement (the “Credit Agreement”) on November 1, 2004.  The Credit Agreement, which refinanced and replaced SSCC’s former credit agreements in their entirety, provides for (i) a revolving credit facility of $600 million to SSCE, $144 million borrowed as of December 31, 2004, and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, none of which was borrowed as of December 31, 2004.  The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans.  The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facilities.  At December 31, 2004, the unused portion of these facilities, after giving consideration to outstanding letters of credit, was $495 million.  Each of these revolving credit facilities mature on November 1, 2009.  The Credit Agreement also provides for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million.  The term loans are payable in quarterly installments beginning April 1, 2005 and mature on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010.  The credit facilities bear interest at rates selected at the option of the Company, equal to LIBOR plus 2.00% or alternate base rate (“ABR”) plus 1.00%, in the case of the term loan facilities and LIBOR plus 2.25% or ABR plus 1.25%, in the case of the revolving credit facilities.

SSCE used the proceeds of the Credit Agreement, including $179 million under its revolving credit facility, along with $19 million available cash to repay all outstanding obligations under the former credit facilities, consisting of approximately $1,013 million of Tranche B term loans, $120 million of a Tranche C Canadian term loan and $329 million under the existing revolving credit facilities, and to pay fees and other expenses of approximately $11 million related to this transaction.  A loss of $12 million was recorded during the fourth quarter of 2004 due to the early extinguishment of debt.

The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by the Company and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by the Company, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of the Company, SSCE (except for three paper mills) and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The security interests securing SSCE’s obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada (except three paper mills) and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if the Company has excess cash flows, as defined, beginning in 2005, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

In connection with the Merger, SSCE also entered into two supplemental indentures pursuant to which SSCE assumed the obligations of JSC(U.S.) with respect to $700 million in aggregate principal amount of JSC(U.S.)’s 8.25% senior notes due October 1, 2012 and $300 million in aggregate principal amount of JSC(U.S.)’s 7.50% senior notes due June 1, 2013.

The Company has entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans (See Note 9).

In March 2004, SSCE used $38 million of proceeds received from the Smurfit-MBI securitization program primarily to prepay a portion of its former Tranche C term loan.

Bond Offering

In July 2004, SSCE, through a wholly-owned subsidiary, completed an offering of $200 million of 7.375% unsecured senior notes due 2014.  The Company used the proceeds of this issuance to redeem the $185 million aggregate principal 11.5% senior notes due August 15, 2006, prepay approximately $13 million of its former Tranche B term loan and pay fees and other expenses of approximately $2 million related to this transaction.  A gain of $1 million was recorded due to the early extinguishment of debt.

Accounts Receivable Securitization Program Borrowings

In November 2004, in connection with the Merger, SSCE entered into a new $475 million accounts receivable securitization program (See Note 7).  Proceeds from the sale of accounts receivable into the new program were used to repay borrowings outstanding under the JSC(U.S.) accounts receivable securitization program.

Senior Notes

The 9.75% unsecured senior notes of $750 million are redeemable in whole or in part at the option of SSCE beginning on February 1, 2006 at a price of 104.875% plus accrued interest.  The redemption price will decline each year after 2006 and beginning on February 1, 2009 will be 100% of the principal amount, plus accrued interest.

The 8.375% unsecured senior notes of $400 million are redeemable in whole or in part at the option of SSCE beginning on July 1, 2007 at a price of 104.188% plus accrued interest.  The redemption price will decline each year after 2007 and beginning on July 1, 2010 will be 100% of the principal amount, plus accrued interest.

The 8.25% unsecured senior notes of $700 million are redeemable in whole or in part at the option of SSCE beginning on October 1, 2007 at a price of 104.125% plus accrued interest.  The redemption price will decline each year after 2007 and beginning on October 1, 2010 will be 100% of the principal amount, plus accrued interest.

The 7.50% unsecured senior notes of $300 million are redeemable in whole or in part at the option of SSCE beginning on June 1, 2008 at a price of 103.75% plus accrued interest.  The redemption price will decline each year after 2008 and beginning on June 1, 2011 will be 100% of the principal amount, plus accrued interest.

The 7.375% unsecured senior notes of $200 million are redeemable in whole or in part at the option of SSCE beginning on July 15, 2009 at a price of 103.688% plus accrued interest.  The redemption price will decline each year after 2009 and beginning on July 15, 2012 will be 100% of the principal amount, plus accrued interest.

The 9.25% unsecured senior notes aggregating $300 million are not redeemable prior to maturity.

The senior notes rank pari passu with the Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the Credit Agreement.

The 8.45% mortgage notes are secured by the assets of 37 corrugated container plants.

Other

Interest costs capitalized on construction projects in 2004, 2003 and 2002 totaled $5 million, $6 million and $4 million, respectively.  Interest payments on all debt instruments for 2004, 2003 and 2002 were $340 million, $341 million and $337 million, respectively.

During 2002, the Company reported a $32 million loss from early extinguishment of debt due to the payment of call premiums and the write-off of deferred debt issuance costs as a result of the following transactions:  (i) JSC(U.S.) used a portion of the proceeds from the issuance of the $700 million 8.25% unsecured senior notes, due October 1, 2012 to repurchase $474 million of 9.75% unsecured senior notes, due April 1, 2003 ($19 million loss), (ii) Stone refinanced its bank credit agreement including $1,300 million of Tranche B and Tranche C term loans and a senior secured revolving credit facility ($7 million loss), (iii) Stone redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due 2016 ($5 million loss) and (iv) Stone used proceeds from the issuance of the $400 million 8.375% unsecured senior notes, due July 1, 2012 along with additional borrowings under its revolving credit facility to redeem $443 million of Tranche C, Tranche D and Tranche E term loans, due October 1, 2003, which were outstanding under its bank credit agreement ($1 million loss).

9.   Derivative Instruments and Hedging Activities

The Company’s derivative instruments and hedging activities are designated as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is two years.  For the years ended December 31, 2004 and 2003, the Company reclassified a $1 million gain (net of tax) and a $4 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.  The fair value of the Company’s commodity derivative instruments at December 31, 2004 is a net $2 million gain of which $6 million is included in other current assets, and $4 million is included in other current liabilities.  The fair value of the Company’s commodity derivative instruments at December 31, 2003 is a $2 million gain included in other current assets.  At December 31, 2004 and 2003, the Company recorded a $4 million gain (net of tax) and a $2 million loss (net of tax), respectively, in cost of goods sold on commodity derivative instruments, related to the ineffective portion of the change in fair value of certain derivative instruments not qualifying for hedge accounting.

For the years ended December 31, 2004 and 2003, the Company recorded a $1 million gain (net of tax) and a $2 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments, related to the ineffective portion of hedges and derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  These instruments typically have maturities of eighteen months or less.  For the years ended December 31, 2004 and 2003, the Company recorded a $2 million gain (net of tax) and a $9 million gain (net of tax), respectively, in cost of goods sold related to the foreign currency derivative instruments.  For the years ended December 31, 2004 and 2003, the Company reclassified a $2 million gain (net of tax) and a $2 million loss (net of tax), respectively, from OCI related to the recognition of the foreign currency derivative instruments.  The fair value of the Company’s foreign currency derivative instruments at December 31, 2004 and 2003 is an $11 million gain and a $2 million gain, respectively, included in other current assets.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on the current Tranche B and Tranche C variable rate debt.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  The fair value of the Company’s interest rate swap contracts at December 31, 2004 is a $2 million loss included in other current liabilities.  Contracts extend until 2011, consistent with the Company’s Tranche B and Tranche C term loans.

The cumulative deferred hedge loss on all derivative instruments was $6 million (net of tax) at December 31, 2004, including $5 million (net of tax) on commodity and foreign currency derivative instruments and $1 million (net of tax) on interest rate swap contracts.  The cumulative deferred hedge gain on derivative instruments was $1 million (net of tax) at December 31, 2003.  The Company expects to reclassify $3 million (net of tax) into cost of goods sold during 2005, related to the commodity and foreign currency derivative instruments.

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

2005	$98
2006	80
2007	56
2008	34
2009	26
Thereafter	46
Total minimum lease payments	$340

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $168 million, $188 million and $199 million for 2004, 2003 and 2002, respectively.

11.  Guarantees

The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At December 31, 2004 and 2003, the maximum potential amount of future payments related to these guarantees was approximately $43 million and $48 million, respectively, and decreases ratably over the life of the contracts.  Proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

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

The following provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2003	$15
Accretion expense
Adjustments	(2)
Balance at December 31, 2003	13
Accretion expense	1
Balance at December 31, 2004	$14

The pro forma effect of adoption on the statement of operations for the year ended December 31, 2002 was immaterial.  The 2003 adjustment relates to the closure of a containerboard mill and the reclassification of the liability to a restructuring accrual.

13.  Income Taxes

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2004	2003
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,441)	$(1,447)
Inventory	(51)	(49)
Timber installment sale	(134)	(134)
Other	(26)	(22)
Total deferred tax liabilities	(1,652)	(1,652)

Deferred tax assets
Employee benefit plans	298	240
Net operating loss, alternative minimum tax and tax credit carryforwards	776	712
Deferred gain	4	7
Purchase accounting liabilities	5	14
Restructuring	11	17
Other	85	92
Total deferred tax assets	1,179	1,082
Valuation allowance for deferred tax assets	(208)	(208)

Net deferred tax assets	971	874

Net deferred tax liabilities	$(681)	$(778)

At December 31, 2004, the Company had $1,560 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2012 through 2024, with a tax value of $546 million.  A valuation allowance of $152 million has been established for a portion of these deferred tax assets.  The Company had net operating loss carryforwards for state purposes with a tax value of $126 million, which expire from 2005 to 2024.  A valuation allowance of $56 million has been established for a portion of these deferred tax assets.  Further, the Company had $14 million of net operating loss carryforwards for Canadian tax purposes that expire from 2006 to 2007, with a tax value of $5 million, and Canadian investment tax credits that expire from 2005 to 2012, with a tax value of $12 million.  The Company had $87 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Through December 31, 2004, no provision had been made for U.S. federal and state income taxes on the accumulated unremitted earnings of the Company’s foreign subsidiaries because such earnings are intended to be reinvested outside the U.S. indefinitely.  On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  Under this law, the Company could elect to repatriate earnings of up to $500 million, with related income taxes of up to $30 million.  The Company has started an evaluation of the effects of the repatriation provision; however, whether the Company will ultimately utilize this provision depends on a number of factors including reviewing future guidance from Congress or the Treasury Department on key elements of the provision.  The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional guidance.  Until that time, the Company’s current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries remains unchanged.

Benefit from (provision for) income taxes on income (loss) from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	2004	2003	2002
Current
Federal	$	$	$
State and local	(1)	(1)	(5)
Foreign	(16)	(8)	(9)
Total current expense	(17)	(9)	(14)

Deferred
Federal	65	113	(6)
State and local	10	22
Foreign	5	14	(15)
Total deferred benefit (expense)	80	149	(21)
Total benefit from (provision for) income taxes	$63	$140	$(35)

The Company’s benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes and cumulative effect of accounting change as follows:

	2004	2003	2002
U.S. federal income tax benefit (provision) at federal statutory rate	$38	$118	$(33)
Permanent differences	19	7
State income taxes, net of federal income tax effect	6	15	(2)
Total benefit from (provision for) income taxes	$63	$140	$(35)

The Company has settled the Internal Revenue Service examination of the years 1999 through 2001, resulting in the expected payment of tax and interest of less than $1 million.  Permanent differences in the preceding table include benefits of $10 million and $12 million in 2004 and 2003, respectively, related to the resolution of tax matters in these years.

The components of the income (loss) from continuing operations before income taxes and cumulative effect of accounting change are as follows:

	2004	2003	2002
United States	$(151)	$(325)	$14
Foreign	42	(13)	80
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(109)	$(338)	$94

The Internal Revenue Service is currently examining the years 2002 through 2003.  The Canadian Revenue Agency is currently examining the years 1999 through 2002 of the Company’s Canadian subsidiaries.  While the ultimate results cannot be predicted with certainty, the Company’s management believes that the examinations will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company made income tax payments of $18 million, $70 million and $50 million in 2004, 2003 and 2002, respectively.

14.  Employee Benefit Plans

Defined Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.  The Company’s pension plans’ weighted-average asset allocations at December 31, by asset category are as follows:

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003

Cash equivalents	5%	7%	2%	1%
Debt securities	33%	28%	44%	42%
Equity securities	61%	63%	51%	54%
Real estate			3%	3%
Other	1%	2%
Total	100%	100%	100%	100%

Equity securities for the U.S. plans at December 31, 2004 and 2003 include 2.7 million shares of SSCC common stock with a market value of approximately $50 million and $49 million, respectively (3% of total U.S. plan assets).

The primary objective of the Company’s investment policy is to provide eligible employees with scheduled pension benefits.  The basic strategy of this investment policy is to earn the highest risk adjusted rate of return on assets consistent with prudent investor standards identified in the Employee Retirement Income Security Act of 1974 for the U.S. plans and the Quebec Supplemental Pension Plans Act and other applicable legislation in Canada for the Canadian plans.  In identifying the target asset allocation that would best meet the above policy, consideration is given to a number of factors including the various pension plans’ demographic characteristics, the long-term nature of the liabilities, the sensitivity of the liabilities to interest rates and inflation, the long-term return expectations and risks associated with key asset classes as well as their return correlation with each other, diversification among asset classes and other practical considerations for investing in certain asset classes.  The target asset allocation for the pension plans during a complete market cycle is as follows:

	U.S. Plans	Canadian Plans
Equity securities	60%	52%
Debt securities	35%	45%
Alternative asset classes	5%	3%

The pension plans for the discontinued European operations (See Note 2) are included in the following defined benefit plan tables through March 31, 2003.  Pension expense for the European operations was $2 million and $7 million for 2003 and 2002, respectively.

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees.  The discontinued European operations do not participate in these plans.  The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) at December 31 are as follows:

	2004	2003
U.S. Plans
Health care cost trend rate assumed for next year	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2011
Foreign Plans
Health care cost trend rate assumed for next year	8.30-9.20%	8.70-9.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80-4.90%	4.80%
Year the rate reaches the ultimate trend rate	2010	2010

The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2004 by $22 million and $18 million, respectively, and would increase/(decrease) the annual net periodic postretirement benefit cost by $2 million for 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted.  The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Under FASB Staff Position 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its APBO and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy was issued.

In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act.  The Company determined that certain of its plans are actuarially equivalent to Medicare Part D and the impact of the Act was to reduce its APBO as of December 31, 2003 by approximately $13 million.  In accordance with FSP 106-2, the Company reduced postretirement benefit costs by $2 million in 2004.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at January 1	$3,029	$2,629	$296	$235
Service cost	72	61	7	6
Interest cost	183	176	16	17
Acquisition		151		25
Divestiture		(133)
Amendments	9	13		(2)
Settlements	(1)	(1)
Curtailments	(3)	(7)	(1)	(1)
Actuarial loss (gain)	141	164	(19)	31
Plan participants’ contributions	6	5	15	14
Benefits paid and expected expenses	(157)	(144)	(35)	(37)
Foreign currency rate changes	57	115	4	8
Benefit obligation at December 31	$3,336	$3,029	$283	$296

Change in plan assets:
Fair value of plan assets at January 1	$2,149	$1,583	$	$
Acquisition		100
Actual return on plan assets	246	352
Settlements	(1)	(1)
Employer contributions	177	171	20	23
Plan participants’ contributions	6	5	15	14
Benefits paid	(153)	(141)	(35)	(37)
Foreign currency rate changes	42	80
Fair value of plan assets at December 31	$2,466	$2,149	$	$

Over (under) funded status:	$(870)	$(880)	$(283)	$(296)
Unrecognized actuarial loss	762	724	74	98
Unrecognized prior service cost (benefit)	79	82	(19)	(22)
Net amount recognized	$(29)	$(74)	$(228)	$(220)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(622)	$(650)	$(228)	$(220)
Intangible asset	79	83
Accumulated other comprehensive (income) loss	514	493
Net amount recognized	$(29)	$(74)	$(228)	$(220)

The increase/(decrease) in the minimum pension liability, included in other comprehensive (income) loss, was $21 million and $(82) million for the years ended December 31, 2004 and 2003, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $3,088 million and $2,798 million at December 31, 2004 and 2003, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,324 million, $3,079 million and $2,456 million, respectively, as of December 31, 2004 and $3,021 million, $2,792 million and $2,142 million, respectively, as of December 31, 2003.

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2004	2003	2002	2004	2003	2002
Service cost	$72	$61	$53	$7	$6	$5
Interest cost	183	176	161	16	17	16
Expected return on plan assets	(194)	(174)	(177)
Amortization of prior service cost (benefit)	10	10	9	(2)	(3)	(2)
Amortization of net loss	49	37	8	5	5	4
Curtailments	3	4	3
Multi-employer plans	6	9	8
Net periodic benefit cost	$129	$123	$65	$26	$25	$23

The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2004	2003	2004	2003
U.S. Plans
Discount rate	5.84%	6.25%	5.84%	6.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Foreign Plans
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.95%	3.65%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2004	2003	2004	2003
U.S. Plans
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Foreign Plans
Discount rate	6.00%	5.50-6.75%	6.00%	6.50-6.75%
Expected long-term return on plan assets	8.00%	9.00%	N/A	N/A
Rate of compensation increase	3.65%	2.00-3.75%	N/A	N/A

Effective January 1, 2005, the expected long-term rate of return using the current target asset allocation for U.S. and foreign pension plans is 9.0% and 7.75%, respectively.  The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.

The Company expects to contribute $175 million to its defined benefit plans and $20 million to its postretirement plans in 2005.

Expected Future Benefit Payments

The Company expects to pay benefits, which reflect expected future service, as follows:

	Defined Benefit Plans	Postretirement Plans
2005	$171	$20
2006	178	20
2007	186	20
2008	194	20
2009	203	20
2010-2014	1,147	108

Savings Plans

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees.  The Company match is paid in SSCC common stock, up to an annual maximum.  The Company’s expense for the savings plans totaled $23 million in each of 2004, 2003 and 2002.

15.  Preferred Stock

The holders of the Company’s preferred stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances.  SSCC had approximately 4.6 million shares of preferred stock issued and outstanding as of December 31, 2004 and 2003.  Preferred stock dividends of $8 million were paid during 2004, 2003 and 2002.  Preferred stock accretion of $3 million was charged to retained earnings (deficit) in 2004, 2003 and 2002.  The holders of preferred stock are not entitled to voting rights on matters submitted to the Company’s stockholders.  The preferred stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC common stock for each share of preferred stock), subject to adjustment based on certain events.  The preferred stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures due February 15, 2012.  The preferred stock is redeemable at the Company’s option until February 15, 2012, at which time the preferred stock must be redeemed.  The preferred stock may be redeemed, at the Company’s option, with cash or SSCC common stock with an equivalent fair value.  The redemption price is 100% of the liquidation preference.  It is the Company’s intention to redeem the preferred stock with SSCC common stock.  The liquidation preference is $25 per share plus dividends accrued and unpaid.

16.  Stock-Based Compensation

The Company has stock options and RSUs outstanding under several long-term incentive plans.  The stock options granted under plans prior to the 1998 Long-Term Incentive Plan (the “1998 Plan”) are fully vested and exercisable.

The 1998 Plan and the 2004 Long-Term Incentive Plan (the “2004 Plan”) have reserved 16.5 million and 12.5 million shares, respectively, of Company common stock for non-qualified stock options, RSUs and performance awards to officers, key employees and non-employee directors of the Company.  The stock options are exercisable at a price equal to fair market value of the Company’s stock on date of grant.  The vesting schedule and other terms and conditions of options granted under each plan are established separately for each grant.  These options expire no later than ten years from the date of grant.

The stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets.  For grants between April 2001 and June 2004, the stock options vest and become exercisable at the rate of 25% each year for four years.  The July 2004 stock option grants vest and become exercisable on the third anniversary of the award date.  Awards with pro rata vesting are expensed on a straight-line basis.

Certain grants under the 2004 Plan and the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific ownership conditions are met.  These grants also allow for immediate vesting and exercisability in the event of retirement.  These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date.

The performance awards permit the holder to receive amounts, denominated in shares of Company common stock, based on the Company’s performance during the period between the date of grant and a pre-established future date.  Performance criteria, the length of the performance period and the form and time of payment of the award are established separately for each grant.  There were no performance awards outstanding under the 2004 Plan or 1998 Plan at December 31, 2004 and 2003.

Since 2002, the Company has issued RSUs to pay a portion of employee bonuses under its annual management incentive plan.  These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date.  The Company pays a premium on the employee bonuses in the form of RSUs (“Premium RSUs”) to certain employees.  Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date.  Beginning in 2003, non-employee directors are annually awarded non-vested RSUs as part of their director compensation.  In 2004, the Company granted non-vested RSUs under the 2004 Plan to certain employees.  These non-employee directors and employees non-vested RSUs vest at the earlier of a change in control, death, disability or three years after the award date.  The RSUs are non-transferable and do not have voting rights.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options issued subsequent to December 31, 1994 under the fair value method (See Note 1).  The pro forma net income information required by SFAS No. 123 is not likely to be representative of the effects on reported net income for future years.  The fair value of options included in the pro forma information for 2004, 2003 and 2002 and options included in the 2004 and 2003 consolidated statements of operations was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected option life (years)	6	6	6
Risk-free weighted average interest rate	4.08%	3.16%	4.81%
Stock price volatility	31.00%	41.00%	41.00%
Dividend yield	0.0%	0.0%	0.0%

The weighted average fair values of options granted during 2004, 2003 and 2002 were $7.17, $6.23 and $7.88 per share, respectively.

Additional information relating to the stock options is as follows:

	Shares Under Option	Option Price Range	Weighted Average Exercise Price
Outstanding at January 1, 2002	18,118,849	$10.00 – $23.38	$13.09
Granted	2,379,760	13.12 – 17.03	16.71
Exercised	(359,733)	10.00 – 15.81	12.00
Cancelled	(88,785)	10.56 – 22.35	16.27
Outstanding at December 31, 2002	20,050,091	10.00 – 23.38	13.52

Granted	3,083,945	13.53 – 14.44	14.09
Exercised	(5,601,332)	10.00 – 17.03	11.65
Cancelled	(207,801)	10.00 – 22.35	16.16
Outstanding at December 31, 2003	17,324,903	10.00 – 23.38	14.20

Granted	992,144	18.78	18.78
Exercised	(3,546,349)	10.00 – 18.18	13.17
Cancelled	(497,459)	10.00 – 22.35	14.54
Outstanding at December 31, 2004	14,273,239	10.56 – 23.38	14.76

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$10.56 – $12.81	3,317,874	$12.49	3.95	2,489,168	$12.38
13.00 – 14.44	6,824,054	14.07	6.27	4,481,049	13.98
14.81 – 17.03	2,373,662	16.59	7.01	1,297,121	16.58
17.19 – 23.38	1,757,649	19.25	6.55	649,665	19.48
	14,273,239			8,917,003

The number of options exercisable at December 31, 2003 and 2002 was 9,679,096 and 12,693,534, respectively.  Available shares under the 1998 Plan are now available for issuance under the 2004 Plan.  As of December 31, 2004, 12,451,593 shares were available for grant under the 2004 Plan.

Additional information relating to RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2002
Granted	453,550	$14.84
Converted to SSCC common stock	(3,855)
Forfeited	(779)
Outstanding at December 31, 2002	448,916

Granted	443,914	14.08
Converted to SSCC common stock	(19,262)
Forfeited	(3,952)
Outstanding at December 31, 2003	869,616

Granted	594,301	18.16
Converted to SSCC common stock	(32,918)
Forfeited	(13,659)
Outstanding at December 31, 2004	1,417,340

The number of RSUs vested at December 31, 2004, 2003 and 2002 was 766,965; 639,793; and 306,299, respectively.

17.  Stockholder Rights Plan

In September 2002, the Company adopted a stockholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock held of record as of the close of business on September 17, 2002.  Each Right entitles the holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Preferred Stock”).  The Rights become exercisable following a public announcement that an acquiring person (“Acquiring Person”), as determined by the Board of Directors, has obtained beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or commenced a tender or exchange offer that would result in such ownership threshold being attained.  Each Right, if and when it becomes exercisable, will entitle holders of the Rights (other than an Acquiring Person), upon payment of the exercise price, to the number of shares of Preferred Stock having a fair value equal to approximately two times the exercise price.  In addition, if after a person or group becomes an Acquiring Person and the Company was acquired in a merger or other business combination, each holder of Rights (other than an Acquiring Person) will have the right to acquire, upon payment of the exercise price, that number of shares of common stock of the acquiring company having a fair value equal to approximately two times the exercise price.  The Rights expire on September 9, 2012 unless earlier redeemed or exchanged by the Company.

18.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unrealized Gain (Loss) on Marketable Securities		Deferred Hedge Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2002	$(19)	$(101)		$1	$(11)	$(130)
Net changes in fair value of hedging transactions					4	4
Net loss reclassified into earnings					7	7
Current period change	7	(250)	(1)			(244)
Balance at December 31, 2002	(12)	(351)				(363)
Net changes in fair value of hedging transactions					3	3
Net gain reclassified into earnings					(2)	(2)
Exchange transaction (See Note 2)	20					20
Current period change	3	50				53
Balance at December 31, 2003	11	(301)			1	(289)
Net changes in fair value of hedging transactions					(4)	(4)
Net gain reclassified into earnings					(3)	(3)
Current period change	(4)	(14)				(18)
Balance at December 31, 2004	$7	$(315)	$		$(6)	$(314)

19.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002
Numerator:
Income (loss) from continuing operations before cumulative effect of accounting change	$(46)	$(198)	$59
Preferred stock dividends and accretion	(11)	(11)	(11)
Income (loss) available to common stockholders	$(57)	$(209)	$48

Denominator:
Denominator for basic earnings per share – weighted average shares	253	246	244
Effective of dilutive securities: Employee stock options			2
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	253	246	246

Basic earnings per share from continuing operations before cumulative effect of accounting change	$(.23)	$(.85)	$.20

Diluted earnings per share from continuing operations before cumulative effect of accounting change	$(.23)	$(.85)	$.20

Convertible preferred stock to acquire three million shares of common stock with an effect of $11 million on net income (loss) available to common stockholders is excluded from the diluted earnings per share computation because they are antidilutive for all years presented.  Employee stock options and non-vested RSUs are excluded from the diluted earnings per share calculation for 2004 and 2003 because they are antidilutive.

20.  Goodwill and Other Intangible Assets

The Company has completed the required annual impairment tests and determined there to be no impairment.

Goodwill

The following table summarizes the activity of goodwill by segment:

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2003	$2,928	$267	$3,195
Goodwill acquired	94	12	106
Balance at December 31, 2003	3,022	279	3,301
Goodwill acquired
Balance at December 31, 2004	$3,022	$279	$3,301

During 2003, goodwill of $94 million, including a reclassification of $52 million associated with the Company’s original 50% investment, was acquired in connection with the Smurfit-MBI exchange transaction (See Note 2) and $12 million was acquired in connection with the acquisition of Arko (See Note 3).

Other Intangible Assets

During 2004, the Company preliminarily allocated $12 million to intangible assets related to the IPC acquisition (See Note 3).

During 2003, the Company acquired $48 million of intangible assets, of which $45 million related to the Smurfit-MBI exchange transaction (See Note 2) and $3 million related to the Arko acquisition (See Note 3).  The intangible assets include customer relationships with lives of 14 years and 8 years for Smurfit-MBI and Arko, respectively, and trademarks with indefinite lives.

Intangible asset activity is as follows:

	Definite Life	Indefinite Life	Total
Intangible assets acquired in 2003	$36	$12	$48
Amortization	(2)		(2)
Balance at December 31, 2003	34	12	46
Intangible assets acquired	12		12
Amortization	(3)		(3)
Balance at December 31, 2004	$43	$12	$55

21.  Related Party Transactions

Transactions with Non-consolidated Affiliates

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties.  The following table summarizes the Company’s related party transactions with its non-consolidated affiliates for each year presented:

	2004	2003	2002
Product sales	$77	$114	$250
Product and raw material purchases	32	26	39
Receivables at December 31	8	15	34
Payables at December 31	3	3	2

Transactions with JS Group

JS Group, formerly SSCC’s largest stockholder, was a related party of the Company until May 8, 2003 when Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit and Howard E. Kilroy, each of whom were current or former directors or executive officers of JS Group, retired from SSCC’s Board of Directors.  Previously, in September 2002, JS Group distributed to its stockholders substantially all of its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock.

On March 31, 2003, the Company exchanged its European packaging operations for JS Group’s 50% ownership in Smurfit-MBI and a payment from JS Group of $189 million (See Note 2).

Other Transactions

Leigh J. Abramson, a member of the Company’s Board of Directors until May 8, 2003, was a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging.  Payments made to Morgan Stanley & Co. Incorporated, representing commissions earned, were approximately $4 million during 2002 and were immaterial in 2003 through May 8, 2003.  Mr. Abramson resigned from SSCC’s Board of Directors effective May 8, 2003.

Thomas A. Reynolds, III, a member of the Company’s Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

William D. Smithburg, a member of the Company’s Board of Directors is a member of the Board of Directors of Barry-Wehmiller Companies, Inc., which sold the Company $9 million of equipment during 2004 and $6 million during the period May 2003 through December 2003.  All such sales were made on an arms-length basis.

Patrick J. Moore, Chairman, President and Chief Executive Officer and a member of the Company’s Board of Directors, is a member of the Board of Directors of Archer Daniels Midland Company (“ADM”) since November 2003. ADM sold the Company $8 million of supplies used in mill operations in 2004.  The Company sold products to ADM of $15 million in 2004 and $3 million during the period November 2003 to December 2003.  All such sales were made on an arms-length basis.

22.  Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6	$6	$12	$12
Notes receivable	7	7	2	2
Residual interest in timber notes	45	45	43	43
Net derivative assets	11	11	4	4
Long-term debt including current maturities	4,498	4,746	4,807	5,040

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.  The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price.  The fair value of the residual interest in timber notes is based on discounted future cash flows.  The fair values of the Company’s derivatives are based on prevailing market rates.  The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

23.  Other, Net

The significant components of other, net in the Company’s consolidated statements of operations are as follows:

	2004	2003	2002
Foreign currency exchange losses	$(20)	$(47)	$(3)
Loss on sales of receivables	(8)	(4)	(5)
Income from non-consolidated affiliates	3	5	18
Other	7	5	9
Total other, net	$(18)	$(41)	$19

24.  Contingencies

In 2003, the Company settled the antitrust class action cases pending against the Company, Stone and JSC(U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993 to 1995, and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005.  The companies are defendants in eleven lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery.  The Company recorded pretax charges of $3 million and $121 million in 2004 and 2003, respectively, to accrue for the settlement and the estimated liability of the opt-out cases.  The Company believes the liability for these matters was adequately reserved at December 31, 2004.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  The Company’s relative percentage of waste deposited at these sites ranges from less than 1% to 6%.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability reflects only the Company’s expected share after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of December 31, 2004, the Company had approximately $20 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at December 31, 2004.

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

The Company’s reportable segments are strategic business units that offer different products.  The reportable segments are each managed separately because they manufacture distinct products.  Other includes corporate related items and three non-reportable segments, including Reclamation, Innovation to Implementation and International, which has been eliminated as of the end of 2004.  Innovation to Implementation was formed in 2004 as a single source integrator and provider of merchandising solutions to provide branding, marketing, design photography, artwork production, pre-press, sourcing, fulfillment and inventory management to retailers and consumer packaging companies.  Corporate related items include expenses not allocated to reportable segments including corporate expenses, asset impairment charges, restructuring charges, non-cash foreign currency gains or losses and interest expense.

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Year ended December 31, 2004
Revenues from external customers	$6,224	$1,656	$411	$8,291
Intersegment revenues	144		303	447
Depreciation, depletion and amortization	340	40	36	416
Segment profit (loss)	315	81	(505)	(109)
Total assets	5,084	605	4,036	9,725
Expenditures for long-lived assets	163	27	29	219

Year ended December 31, 2003
Revenues from external customers	$5,759	$1,656	$307	$7,722
Intersegment revenues	142		260	402
Depreciation, depletion and amortization	333	39	36	408
Segment profit (loss)	246	82	(666)	(338)
Total assets	5,410	690	4,002	10,102
Expenditures for long-lived assets	129	41	42	212

Year ended December 31, 2002
Revenues from external customers	$5,502	$1,648	$333	$7,483
Intersegment revenues	129		248	377
Depreciation, depletion and amortization	306	37	33	376
Segment profit (loss)	465	122	(493)	94
Total assets	5,462	677	4,666	10,805
Expenditures for long-lived assets	120	39	48	207

The following table presents net sales to external customers by country of origin:

	2004	2003	2002
United States	$7,448	$7,064	$7,233
Foreign	843	658	250
Total net sales	$8,291	$7,722	$7,483

The following table presents long-lived assets by country:

	2004	2003	2002
United States	$3,900	$4,067	$4,346
Canada	768	890	818
Other	14	17	18
	4,682	4,974	5,182
Goodwill	3,301	3,301	3,195
Total long-lived assets	$7,983	$8,275	$8,377

The Company’s export sales from the United States were approximately $403 million for 2004, $395 million for 2003 and $298 million for 2002.

26.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$1,942	$2,038	$2,165	$2,146
Gross profit	192	256	336	331
Income (loss) from continuing operations (a)	(63)	(7)	31	(7)
Net income (loss)	(63)	(7)	31	(7)
Preferred stock dividends and accretion	(3)	(3)	(3)	(2)
Net income (loss) available to common stockholders	(66)	(10)	28	(9)

Basic earnings per share:
Income (loss) from continuing operations	(.26)	(.04)	.11	(.04)
Net income (loss)	(.26)	(.04)	.11	(.04)

Diluted earnings per share:
Income (loss) from continuing operations	(.26)	(.04)	.11	(.04)
Net income (loss)	(.26)	(.04)	.11	(.04)

2003
Net sales	$1,877	$1,988	$1,944	$1,913
Gross profit	261	273	264	251
Loss from continuing operations before cumulative effect of accounting change (b)	(31)	(5)	(73)	(89)
Discontinued operations	6
Cumulative effect of accounting change	(5)
Net loss	(30)	(5)	(73)	(89)
Preferred stock dividends and accretion	(3)	(3)	(2)	(3)
Net loss available to common stockholders	(33)	(8)	(75)	(92)

Basic earnings per share:
Loss from continuing operations before cumulative effect of accounting change	(.14)	(.03)	(.30)	(.37)
Discontinued operations	.03
Cumulative effect of accounting change	(.02)
Net loss	(.13)	(.03)	(.30)	(.37)

Diluted earnings per share:
Loss from continuing operations before cumulative effect of accounting change	(.14)	(.03)	(.30)	(.37)
Discontinued operations	.03
Cumulative effect of accounting change	(.02)
Net loss	(.13)	(.03)	(.30)	(.37)

(a)          Income (loss) from continuing operations includes an asset impairment charge of $73 million in the fourth quarter of 2004.

(b)         Loss from continuing operations before cumulative effect of accounting change includes restructuring charges of $107 million in the fourth quarter of 2003.

SMURFIT-STONE CONTAINER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C			Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses			Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:

Year ended December 31, 2004	$38		$8			$(24	)(a)	$10	(b)	$12

Year ended December 31, 2003	$38		$11			$(3	)(a)(c)	$8	(b)	$38

Year ended December 31, 2002	$52		$10			$(13	)(a)	$11	(b)	$38

Acquisitions and mergers exit liabilities:

Year ended December 31, 2004	$7	$			$			$2	(d)	$5

Year ended December 31, 2003	$28	$				$(15	)(e)	$6	(d)	$7

Year ended December 31, 2002	$28	$				$3	(e)	$3	(d)	$28

Restructuring:

Year ended December 31, 2004	$44		$16	(f)		$5	(f)	$37	(d)	$28

Year ended December 31, 2003	$24		$115		$			$95	(d)	$44

Year ended December 31, 2002	$29		$24		$			$29	(d)	$24

(a)               Includes the effect of the accounts receivable securitization application.

(b)              Uncollectible amounts written off, net of recoveries.

(c)               Includes $1 million in connection with the Smurfit-MBI exchange transaction.

(d)              Charges against the reserves.

(e)               Charges and adjustments associated with the exit activities included in the purchase price allocation of the Stevenson Mill Acquisition and acquisition and merger transactions completed in prior years.

(f)                 Gain on sale of closed properties reduces the charge by $5 million and is added back to other, since there is no impact on exit liabilities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control

We completed the implementation of a new company-wide financial system in September 2004.  The new financial system is an integrated financial accounting and reporting system for all of our North American facilities. Its functional areas include general ledger, accounts receivable, accounts payable, fixed assets and financial reporting.  The new system was implemented in order to provide us with one common financial accounting and reporting system, thereby making the financial accounting and reporting process more efficient.  We are in the process of implementing a time management system designed to eliminate manual tracking and recording of labor expenses.  As a result of these implementations, we have updated our internal controls to ensure a continuing effective control environment remains in place, including proper approval of transactions, segregation of duties and appropriate integration and reconciliation processes under the new financial and time management systems.  There have not been any other changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the Act) imposed many requirements regarding corporate governance and financial reporting.  One requirement under Section 404 of the Act, beginning with this Annual Report, is for management to report on the Company’s internal control over financial reporting and for our independent registered public accountants to attest to this report.  Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 9b.	OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Set forth below is information concerning Smurfit-Stone’s directors.

James R. Boris, born October 25, 1944, is the retired Chairman and Chief Executive Officer of EVEREN Securities, Inc. (formerly Kemper Securities, Inc.).  Mr. Boris is a director of Peoples Energy Corporation, Loyola University Health Systems, Inc. and the Chicago Board Options Exchange.

Connie K. Duckworth, born November 3, 1954, has been President and Chairman of Arzu, Inc. since August 2003 and partner of 8Wings Enterprises, LLC since July 2001.  She was a partner of Circle Financial Group, LLC from January 2003 to December 2004.  Ms. Duckworth retired from Goldman Sachs & Co. in 2001.  She was Advisory Director of Goldman Sachs & Co. from December 2000 to November 2001 and Managing Director from December 1996 to December 2000.  Ms. Duckworth is a director of Northwestern Mutual and DNP Select Income Fund.

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

Patrick J. Moore, born September 7, 1954, was appointed President and Chief Executive Officer of Smurfit-Stone in January 2002 and became Chairman of the Board in May 2003.  He was Vice President and Chief Financial Officer of Smurfit-Stone from November 1998 to January 2002.  Mr. Moore is a director of Archer Daniels Midland Company.

James J. O’Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company.  Mr. O’Connor is a director of Corning Incorporated, Trizec Properties, Inc. and UAL Corporation.

Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation.  Mr. Pearlman is a director of Ryerson-Tull Inc. and Nanophase Technologies Corporation and served as director of Stone Container from 1984 to 1998.

Thomas A. Reynolds, III, born May 12, 1952, has been a partner of Winston & Strawn LLP since 1984, a law firm that regularly represents Smurfit-Stone on numerous matters.  Mr. Reynolds is a member of Winston & Strawn LLP’s executive committee.

Eugene C. Sit, born August 8, 1938, has been Chairman, Chief Executive Officer and Chief Investment Officer of Sit Investment Associates for more than five years.  Mr. Sit is a director of Corning Incorporated.

William D. Smithburg, born July 9, 1938, is the retired Chairman, President and Chief Executive Officer of The Quaker Oats Company.  He is a director of Abbott Laboratories, Northern Trust Corporation and Corning Incorporated.

Executive Officers

Set forth below is information concerning the executive officers of Smurfit-Stone.

Jeffrey S. Beyersdorfer, born November 21, 1961, was appointed Vice President and Treasurer in June 2002.  Prior to joining Smurfit-Stone, Mr. Beyersdorfer served as Vice President of Finance and Treasurer of Premcor Inc. from April 1997 to June 2002.

Mathew Blanchard, born September 9, 1959, was appointed Vice President and General Manager - Board Sales Division in July 2000.  Prior to joining Smurfit-Stone, Mr. Blanchard was Vice President Supply Chain Management with St. Laurent Paperboard Inc. from July 1998 to July 2000.

James E. Burdiss, born May 15, 1951, was appointed Senior Vice President and Chief Information Officer on February 23, 2005, and prior to that had been Vice President and Chief Information Officer since January 2002.  He was Senior Director of Smurfit-Stone's Enterprise Transformation Project from January 2001 to January 2002.  Prior to joining Smurfit-Stone, Mr. Burdiss was a principal at Computer Sciences Corporation from April 1997 to January 2001.

James P. Davis, born August 9, 1955, was appointed Senior Vice President and General Manager – Corrugated Container Division on February 23, 2005, and prior to that had been Vice President and General Manager – Corrugated Container Division since January 2002.  Mr. Davis was Vice President and Area Manager of the Corrugated Container Division from November 1998 to January 2002.

James D. Duncan, born June 12, 1941, was appointed Senior Vice President – Corporate Sales and Marketing on February 23, 2005, and prior to that had been Vice President - Corporate Sales and Marketing since October 2000.  Prior to that, he was Vice President and General Manager – Specialty Packaging Division from November 1998 to October 2000.

Daniel J. Garand, born December 12, 1950, was appointed Senior Vice President – Supply Chain Management on February 23, 2005, and prior to that had been Vice President – Supply Chain Management since April 2004.  He was Vice President of Supply Chain Operations from October 1999 to April 2004.

Ronald D. Hackney, born November 9, 1946, was appointed Senior Vice President – Human Resources on February 23, 2005, and prior to that had been Vice President - Human Resources since July 2003.  He was Division Human Resource Manager for the Containerboard Mill and Forest Resources Division from April 1995 to July 2003.

Charles A. Hinrichs, born December 3, 1953, was appointed Senior Vice President and Chief Financial Officer on February 23, 2005, and prior to that had been Vice President and Chief Financial Officer since January 2002.  He was Vice President and Treasurer from November 1998 to January 2002.

Craig A. Hunt, born May 31, 1961, was appointed Senior Vice President, Secretary and General Counsel on February 23, 2005, and prior to that had been Vice President, Secretary and General Counsel since November 1998.

Mack C. Jackson, born May 18, 1955, was appointed Senior Vice President and General Manager – Containerboard Mill and Forest Resources Division on February 23, 2005, and prior to that had been Vice President and General Manager – Containerboard Mill and Forest Resources Division since January 2005.  He was Vice President of Mill Operations from August 2002 to January 2005.  Prior to that, he was General Manager of one of our containerboard mills since 1994.

Paul K. Kaufmann, born May 11, 1954, was appointed Senior Vice President and Corporate Controller on February 23, 2005, and prior to that had been Vice President and Corporate Controller since November 1998.

Timothy J.P. McKenna, born March 25, 1948, was appointed Senior Vice President – Investor Relations and Communications on February 23, 2005, and prior to that had been Vice President – Investor Relations and Communications since November 1998.

Patrick J. Moore – See Directors.

Thomas A. Pagano, born January 21, 1947, was appointed Senior Vice President – Corporate Development on February 23, 2005, and prior to that had been Vice President – Corporate Development since April 2004.  Prior to that, he was Vice President - Planning from November 1998 to April 2004.

John M. Riconosciuto, born September 4, 1952, was appointed Senior Vice President and General Manager - Consumer Packaging Division on February 23, 2005, and prior to that had been Vice President and General Manager - Consumer Packaging Division since January 2004.  He was Vice President of Operations for the Consumer Packaging Division from January 2002 to January 2004.  He was Vice President and General Manager – Specialty Packaging Division from October 2000 to January 2002.  Prior to that, he was Vice President and General Manager – Industrial Bag and Specialty Packaging Division of SSCE from November 1998 to October 2000.

David C. Stevens, born August 11, 1934, was appointed Senior Vice President and General Manager – Smurfit Recycling Company on February 23, 2005, and prior to that had been Vice President and General Manager – Smurfit Recycling Company since January 1993.

William N. Wandmacher, born September 27, 1942, retired in December 2004 as Vice President and General Manager – Containerboard Mill and Forest Resources Division, a position he held since November 1998.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Mr. Pearlman (Chairman), Mr. Boris, Mr. O’Connor and Mr. Sit.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Pearlman is an audit committee expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers (including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).  The Code of Ethics is available on our Internet Website (www.smurfit-stone.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the annual meeting to be held May 11, 2005 (the Proxy Statement), and is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

Information required in response to this item is set forth under the captions “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required in response to this item is set forth under the captions “Principal Stockholders” and “Executive Compensation, Existing Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required in response to this item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required in response to this item is set forth under the proposal “Ratification of Appointment of Independent Auditors” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

(3) Exhibits.

3.1	Restated Certificate of Incorporation of Smurfit-Stone Container Corporation (“SSCC”) (incorporated by reference to Exhibit 3(a) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

3.2	Second Amended and Restated Bylaws of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 3.2 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.1	Certificate for Smurfit-Stone Container Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to SSCC’s Registration Statement on Form S-8 (File No. 33-57085)).

4.2

Form of Certificate of Designation establishing the terms of Smurfit-Stone Container Corporation’s Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to SSCC’s Registration Statement on Form S-4 (File No. 333-43656)).

4.3	Certificate for Smurfit-Stone Container Corporation’s Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to SSCC’s Registration Statement on Form S-4 (File No. 333-43656)).

4.4	Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.5

Rights Agreement dated as of September 9, 2002 by and between SSCC and Mellon Investor Services, as Rights Agent. The Rights Agreement includes as Exhibit B the form of Rights Certificate and as Exhibit C the form of Certificate of Designations (incorporated by reference to Exhibit 4.1 to SSCC’s Current Report on Form 8-K dated September 10, 2002).

Indentures and other debt instruments with respect to long-term debt that do not exceed 10 percent of the total assets of SSCC and its subsidiaries on a consolidated basis are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

4.6(a)

Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to Smurfit-Stone Container Enterprises, Inc.’s (“SSCE”) Current Report on Form 8-K dated November 24, 2004).

4.6(b)	Series 2004-1 Indenture Supplement to Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as

Indenture Trustee (incorporated by reference to Exhibit 4.2 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

4.6(c)

Series 2004-2 Indenture Supplement to Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

10.1

Credit Agreement, dated November 1, 2004, by and among SSCC, as guarantor, SSCE and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent, Deutsche Bank and Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated November 1, 2004 (File No. 0-23876)).

10.2(a)*

Third Amended and Restated Credit Agreement dated as of September 26, 2002 among Jefferson Smurfit Corporation (U.S.) (“JSC(U.S.)”), SSCC, JSCE, Inc. (“JSCE”), The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Bank, as Administrative Agent and Senior Managing Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2(b)*

Amendment No. 1, dated as of June 30, 2003, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002, among JSC(U.S.), SSCC, JSCE, The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Bank, as Administrative Agent and Senior Managing Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.4(b) to JSCE, Inc.’s Registration Statement on Form S-4 (File No. 333-106042)).

10.2(c)*

Amendment No. 2 and Waiver, dated as of March 31, 2004, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002 among JSC(U.S.), SSCC, JSCE, The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Banks, as Administrative Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.1 to JSCE, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.3(a)*

Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container Corporation (“Stone Container”), Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.2 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3(b)*

Amendment No. 1 and Waiver, dated as of March 10, 2003, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1(b) to Stone Container’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.3(c)*

Amendment No. 2, dated as of November 11, 2003, to Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1(c) to Stone Container’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

10.3(d)*

Amendment No. 3, dated as of December 23, 2003, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1(d) to Stone Container’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.3(e)*

Amendment No. 4 and Waiver dated as of March 31, 2004, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.4

Sale Agreement dated as of November 23, 2004 by and between SSCE, as Seller, and Stone Receivables Corporation (“SRC”) (incorporated by reference to Exhibit 10.1 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

10.5

Transfer and Servicing Agreement dated as of November 23, 2004 by and among SRC, SSCE Funding, LLC and SSCE, as Servicer (incorporated by reference to Exhibit 10.2 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

10.6

Variable Funding Note Purchase Agreement dated as of November 23, 2004 by and among SSCE Funding, LLC, as issuer, Barton Capital LLC, as conduit purchaser, certain financial institutions, as committed purchasers, and Societe Generale, as agent for the purchasers (incorporated by reference to Exhibit 10.3 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

10.7(a)**

Term Loan Agreement, dated as of February 23, 1995, among Jefferson Smurfit Finance Corporation (“JS Finance”) and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

10.7(b)**

Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(c)**

Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.7(d)**	Receivables Purchase and Sale Agreement, dated as of February 23, 1995, among JSC(U.S.), as the Initial Servicer, and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(e)**

Liquidity Agreement, dated as of February 23, 1995, among JS Finance, the financial institutions party thereto, as Banks, Bankers Trust Company, as Facility Agent, and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.6 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

10.7(f)**

Commercial Paper Dealer Agreement, dated as of February 23, 1995, among BT Securities Corporation, Morgan Stanley & Co., JSC(U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(g)**	Addendum, dated March 6, 1995, to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(h)**

First Omnibus Amendment, dated as of March 31, 1996, to the Receivables Purchase and Sale Agreement among JSC(U.S.), JS Finance and the banks party thereto (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.7(i)**

Amendment No. 2 to the Term Loan Agreement, dated as of August 19, 1997, among JS Finance and Bank Brussels Lambert, New York Branch and JSC(U.S.), as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7(j)**

Amendment No. 2 to the Receivables Purchase and Sale Agreement, dated as of August 19, 1997, among JSC(U.S.), as the Seller and Servicer, and JS Finance, as the Purchaser, Bankers Trust Company, as Facility Agent, and Bank Brussels Lambert, New York Branch as the Term Bank (incorporated by reference to Exhibit 10.12(k) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7(k)**

Amendment No. 2 to the Liquidity Agreement, dated as of August 19, 1997, among JS Finance, Bankers Trust Company, as Facility Agent, JSC(U.S.), as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7(l)**

Amendment No. 3 to the Liquidity Agreement, dated as of March 9, 2001, among JS Finance, Bankers Trust Company, as Facility Agent, JSC(U.S.), as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2001).

10.7(m)**

Amendment No. 4, dated as of December 20, 2002, to Liquidity Agreement and Annex among JSFinance, Societe Generale as Facility Agent and Collateral Agent, JSC(U.S.) as Seller and Servicer and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.5(m) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

10.8(a)**

Pooling and Servicing Agreement, dated as of October 1, 1999, by and among SRC, as Transferor, Stone Container, as Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.1(a) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.8(b)**

Series 1999-1 Supplement, dated as of October 15, 1999, among SRC, as Transferor, Stone Container, as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.8(c)**

Series 1999-2 Supplement, dated as of October 15, 1999, among SRC, as Transferor, Stone Container, as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8(d)**

Receivables Purchase Agreement, dated as of October 15, 1999, between Stone Container, as Seller and SRC, as Purchaser (incorporated by reference to Exhibit 10.1(d) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8(e)**

Amendment No. 1 to Receivables Purchase Agreement, dated as of March 30, 2001, between Stone Container and SRC (incorporated by reference to Exhibit 10.6(e) to Stone Container’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8(f)**

Additional Seller Supplement to Receivables Purchase Agreement, dated March 30, 2001, by St. Laurent Paperboard (U.S.) Inc. and accepted by Stone Container, SRC, The Chase Manhattan Bank, as Trustee and Bank One, NA, as Agent (incorporated by reference to Exhibit 10.6(f) to Stone Container’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.9(a)

Receivables Purchase Agreement, dated March 30, 2004, among MBI Limited/Limitee, in its capacity as General Partner of Smurfit-MBI, an Ontario Limited Partnership and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust and Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(a) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9(b)

Support Agreement, dated March 30, 2004, between Stone Container and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust, by its Administrator, Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(b) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.10(a)***

Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.10(b)***

Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.11(a)***	Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone Container’s Proxy Statement dated as of April 10, 1992).

10.11(b)***

Amendment of the Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.12***	Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.13***	Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.14(a)***	Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container’s Proxy Statement dated as of April 7, 1995).

10.14(b)***

Amendment of the 1995 Long-Term Incentive Plan of Stone Container Corporation (incorporated by reference to Exhibit 10.2 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.15(a)***	Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.15(b)***

First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.15(c)***

Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.15(d)***

Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.16(a)***	Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix I to SSCC’s Proxy Statement dated April 5, 2004).

10.16(b)***

First Amendment of the Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17***	Form of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

10.18***

Consulting Agreement, dated as of October 24, 1996, by and between James E. Terrill and JSC(U.S.) (incorporated by reference to Exhibit 10.15 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.19(a)***	Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.19(b)***	First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.20(a)***

Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.20(b)***

Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.20(c)***	Amendment No. 2, dated December 31, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore.

10.21(a)***	Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.21(b)***	Consulting Agreement of William N. Wandmacher.

10.22***	Employment Agreement of James P. Davis (incorporated by reference to Exhibit 10.22 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.23***	Employment Agreement of John M. Riconosciuto.

10.24***	Employment Agreement of Charles A. Hinrichs (incorporated by reference to Exhibit 10.22 to SSCC Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.25***	Smurfit-Stone Container Corporation Executive Deferred Compensation Plan.

21.1	Subsidiaries of Smurfit-Stone Container Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits filed with this annual report are included under Item (a) (3).

(c)	None.

*	Terminated and replaced effective November 1, 2004 by Exhibit 10.1.

**	Terminated and replaced effective November 23, 2004 by the accounts receivable securitization program documents set forth in Exhibits 4.6(a), 4.6(b), 4.6(c), 10.4, 10.5 and 10.6.

***	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	March 8, 2005	SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

		BY	/s/ Charles A. Hinrichs
Charles A. Hinrichs
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Moore	Chairman, President and Chief Executive	March 8, 2005
Patrick J. Moore	Officer and Director
(Principal Executive Officer)

/s/ Charles A. Hinrichs	Senior Vice President and Chief Financial Officer	March 8, 2005
Charles A. Hinrichs	(Principal Financial Officer)

/s/ Paul K. Kaufmann	Senior Vice President and Corporate Controller	March 8, 2005
Paul K. Kaufmann	(Principal Accounting Officer)

*	Director
James R. Boris
*	Director
Connie K. Duckworth
*	Director
Alan E. Goldberg
*	Director
William T. Lynch, Jr.
*	Director
James J. O’Connor
*	Director
Jerry K. Pearlman
*	Director
Thomas A. Reynolds, III
*	Director
Eugene C. Sit
*	Director
William D. Smithburg

*By /s/ Charles A. Hinrichs	pursuant to Powers of Attorney filed
Charles A. Hinrichs	as a part of the Form 10-K.	March, 8 2005