Form 10-Q
period 2005-03-31
SMURFIT STONE CONTAINER CORP
filed 2005-05-09
CIK 919226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 3, 2005, the registrant had outstanding 253,850,079 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31, (In millions, except per share data)	2005	2004
Net sales	$2,093	$1,942
Costs and expenses
Cost of goods sold	1,835	1,750
Selling and administrative expenses	196	200
Restructuring charges	1	15
Income (loss) from operations	61	(23)
Other income (expense)
Interest expense, net	(86)	(86)
Other, net	(3)	5
Loss before income taxes	(28)	(104)
Benefit from income taxes	12	41
Net loss	(16)	(63)
Preferred stock dividends and accretion	(3)	(3)
Net loss available to common stockholders	$(19)	$(66)

Basic and diluted earnings per common share
Net loss available to common stockholders	$(.07)	$(.26)
Weighted average shares outstanding	254	252

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share data)	2005	2004
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$5	$6
Receivables, less allowances of $12 in 2005 and 2004	301	254
Retained interest in receivables sold	133	158
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	276	265
Materials and supplies	519	521
	795	786
Deferred income taxes	145	142
Prepaid expenses and other current assets	83	60
Total current assets	1,462	1,406
Net property, plant and equipment	4,600	4,638
Timberland, less timber depletion	44	44
Goodwill	3,301	3,301
Other assets	332	336
	$9,739	$9,725
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$36	$19
Accounts payable	589	604
Accrued compensation and payroll taxes	176	191
Interest payable	80	95
Other current liabilities	161	207
Total current liabilities	1,042	1,116
Long-term debt, less current maturities	4,597	4,479
Other long-term liabilities	1,034	1,048
Deferred income taxes	806	823
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	86	85
Common stock, par value $.01 per share; 400,000,000 shares authorized; 254,594,755 and 254,238,645 issued and outstanding in 2005 and 2004, respectively	3	3
Additional paid-in capital	4,007	3,999
Unamortized restricted stock	(9)	(7)
Retained earnings (deficit)	(1,526)	(1,507)
Accumulated other comprehensive income (loss)	(301)	(314)
Total stockholders’ equity	2,260	2,259
	$9,739	$9,725

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, (In millions)	2005	2004
Cash flows from operating activities
Net loss	$(16)	$(63)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation, depletion and amortization	103	103
Amortization of deferred debt issuance costs	2	3
Deferred income taxes	(28)	(45)
Pension and postretirement benefits	(9)	(8)
Non-cash restructuring charges		8
Non-cash foreign currency losses (gains)	1	(3)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(24)	(27)
Inventories	(11)	(15)
Prepaid expenses and other current assets	(1)	(1)
Accounts payable and accrued liabilities	(70)	8
Interest payable	(15)	(25)
Income tax benefit on exercise of stock options		4
Other, net	(2)
Net cash used for operating activities	(70)	(61)
Cash flows from investing activities
Expenditures for property, plant and equipment	(66)	(42)
Proceeds from property and timberland disposals and sale of businesses	5	3
Net cash used for investing activities	(61)	(39)
Cash flows from financing activities
Net borrowings of debt	133	68
Net repayments under accounts receivable securitization programs		(1)
Preferred dividends paid	(2)	(2)
Proceeds from exercise of stock options	1	33
Deferred debt issuance costs	(2)
Net cash provided by financing activities	130	98

Decrease in cash and cash equivalents	(1)	(2)
Cash and cash equivalents
Beginning of period	6	12
End of period	$5	$10

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except share data)

1.     Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation (“SSCC” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2004 (“10-K”) filed March 8, 2005 with the Securities and Exchange Commission (“SEC”).

SSCC is a holding company that owns 100% of the equity interest in Smurfit-Stone Container Enterprises, Inc. (“SSCE”).  The Company has no operations other than its investment in SSCE.  SSCE has domestic and international operations.

2.     Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Stock-Based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” effective as of January 1, 2003.  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption.  Because the prospective method was used and awards vest over three to eight years, the 2004 and 2005 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2005	2004
Net loss available to common stockholders, as reported	$(19)	$(66)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(4)
Pro forma net loss available to common stockholders	$(20)	$(68)

Earnings per share:
Basic – as reported	$(.07)	$(.26)
Basic – pro forma	$(.08)	$(.27)

Diluted – as reported	$(.07)	$(.26)
Diluted – pro forma	$(.08)	$(.27)

In April 2005, the SEC announced that it would defer the required implementation of SFAS No. 123(R), “Share-Based Payment,” to January 1, 2006 for companies with fiscal years ending on December 31.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006.  Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro-forma net loss and earnings per share disclosed above.

4.     Restructuring and Exit Liabilities

The Company has recorded various restructuring charges related to the rationalization of its containerboard mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities.  The Company recorded a $1 million restructuring charge during the first quarter of 2005 including severance and benefits for terminated employees at a converting facility, the closure of which was announced in the fourth quarter of 2004.

The Company recorded a restructuring charge of $15 million during the first quarter of 2004 related to the closure of four converting facilities and exit from its Indonesian operations.

At December 31, 2004, the Company had $33 million of exit liabilities related to the restructuring of operations.  During the first quarter of 2005, the Company had $5 million of cash disbursements related to these exit liabilities.

5.     Other, Net

For the three months ended March 31, 2005 and 2004, the Company recorded non-cash foreign currency exchange losses of $1 million and gains of $3 million, respectively, related to its operations in Canada.

6.     Accounts Receivable Securitization Programs

At March 31, 2005, and December 31, 2004, $586 million and $624 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the company retained a subordinated interest.  The off-balance sheet Stone Receivables Corporation debt and funding received from the Canadian accounts receivable program totaled $448 million and $451 million, respectively, as of those dates.

7.     Guarantees

The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At March 31, 2005, the maximum potential amount of future payments related to these guarantees was approximately $42 million and decreases ratably over the life of the contracts.  Proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

8.     Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

The Company’s postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended March 31,
	Defined Benefit Plans		Postretirement Plans
	2005	2004	2005	2004
Service cost	$20	$19	$2	$2
Interest cost	48	46	4	5
Expected return on plan assets	(51)	(49)
Amortization of prior service cost	2	2	(1)	1
Amortization of net loss	16	13	1
Curtailment		1
Multi-employer	2	2
Net periodic benefit cost	$37	$34	$6	$8

The Company’s 2005 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2004.

9.     Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designated as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of March 31, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions was 21 months.  For the three months ended March 31, 2005 and 2004, the Company reclassified a $1 million loss (net of tax) and an immaterial amount, respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized.  The fair value of the Company’s commodity derivative instruments at March 31, 2005 was $25 million and was included in other current assets.  At March 31, 2005 and 2004, the Company recorded a $6 million gain (net of tax) and a $1 million gain (net of tax), respectively, in cost of goods sold on commodity derivative instruments related to the ineffective portion of the change in fair value of certain derivative instruments not qualifying for hedge accounting.

For the three months ended March 31, 2005 and 2004, the Company recorded a $1 million loss (net of tax) and an immaterial amount, respectively, in cost of goods sold on settled commodity derivative instruments related to the ineffective portion of hedges and contracts not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of March 31, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 15 months.  For the three months ended March 31, 2005 and 2004, the Company reclassified a $2 million gain (net of tax) and an immaterial amount, respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The fair value of the Company’s foreign currency derivative instruments at March 31, 2005 was $5 million and was included in other current assets.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  As of March 31, 2005, the Company reclassified a $1 million loss (net of tax) from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at March 31, 2005 was $6 million and was included in other current assets.  Contracts extend until 2011, consistent with the Company’s Tranche B and Tranche C term loans.

The cumulative deferred hedge gain on all derivative instruments was $6 million (net of tax) at March 31, 2005, including $2 million (net of tax) on commodity instruments, an immaterial amount on foreign currency derivative instruments and $4 million (net of tax) on interest rate swap contracts.   The Company expects to reclassify $1 million (net of tax) into cost of goods sold during the remainder of 2005, related to the commodity and foreign currency derivative instruments.

10.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2005	2004
Net loss	$(16)	$(63)
Other comprehensive income, net of tax:
Net changes in fair value of hedging instruments	12
Foreign currency translation adjustment	1
Comprehensive income (loss)	$(3)	$(63)

11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2005	2004
Numerator:
Net loss	$(16)	$(63)
Preferred stock dividends and accretion	(3)	(3)
Loss available to common stockholders	(19)	(66)

Denominator:
Denominator for basic and diluted earnings per share - Adjusted weighted average shares	254	252

Basic and diluted earnings per share	$(.07)	$(.26)

SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million is excluded from the diluted earnings per share computation because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculation because they are antidilutive.

12.  Restricted Stock

In February 2005, the Company issued approximately 175,000 non-vested restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.32 per RSU.  In addition, the Company issued approximately 198,000 vested RSUs and approximately 42,000 related premium non-vested RSUs at $15.20 per RSU to settle its 2004 management incentive plan liability, which had been accrued for in the prior year.  The Company recorded unamortized restricted stock compensation as a reduction of stockholders’ equity of $3 million associated with the issuance of the RSUs that will be charged to expense over the vesting period.  The non-vested RSUs vest in three years, in accordance with the 2004 management incentive plan and long-term incentive plan.

13.  Business Segment Information

The Company has two reportable segments:  (1) Containerboard and Corrugated Containers and (2) Consumer Packaging.  The Containerboard and Corrugated Containers segment is highly integrated.  It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.  The Consumer Packaging segment is also highly integrated.  It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons.  Folding cartons are used primarily to protect and market products, such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising.  In addition, the Consumer Packaging segment converts kraft and specialty paper into multiwall bags and consumer bags that are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products.  The Consumer Packaging segment also produces flexible packaging, paper and metalized paper labels and heat transfer labels used in a wide range of consumer applications.

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

The Company’s reportable segments are strategic business units that offer different products.  The reportable segments are each managed separately because they manufacture distinct products.  Other includes corporate related items and two non-reportable segments, including Reclamation and Innovation to Implementation (i2iSM).  Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, non-cash foreign currency gains or losses and interest expense.

A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended March 31,
2005
Revenues from external customers	$1,582	$404	$107	$2,093
Intersegment revenues	37		72	109
Segment profit (loss)	67	15	(110)	(28)

2004
Revenues from external customers	$1,441	$411	$90	$1,942
Intersegment revenues	34		68	102
Segment profit (loss)	(8)	21	(117)	(104)

14.  Contingencies

In 2003, the Company settled the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among containerboard manufacturers in 1993 to 1995, and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005.  The Company is a defendant in eleven lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery.  The Company recorded pretax charges of $3 million and $121 million in 2004 and 2003, respectively, to accrue for the settlement and the estimated liability of the opt-out cases.  The Company believes the liability for these matters was adequately reserved at March 31, 2005.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability reflects only the Company’s expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.  As of March 31, 2005, the Company had approximately $18 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability recorded for these matters was adequately reserved at March 31, 2005.

If all or most of the other PRPs are unable to satisfy their portion of the cleanup costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters.  While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties include the following:

•      the impact of general economic conditions in North America and in other locations in which we do business;

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

•      fluctuations in energy costs;

•      fluctuations in wood fiber and reclaimed fiber costs;

•      fluctuations in other costs, including freight, chemicals and employee benefits;

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

GENERAL

Smurfit-Stone Container Corporation, a Delaware corporation, is a holding company with no business operations of its own.  We conduct our business operations through our wholly-owned subsidiary Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.  SSCE is the surviving company resulting from the merger (the Merger) of our primary operating subsidiaries on November 1, 2004.  JSCE, Inc. merged with and into Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone Container Corporation, with Stone Container as the surviving company.  Stone Container was simultaneously renamed Smurfit-Stone Container Enterprises, Inc.  The Merger was effected principally to consolidate our debt financing activities.  Stone Container and JSC(U.S.) were wholly-owned subsidiaries of Smurfit-Stone and, therefore, the Merger does not impact our consolidated financial statements.  The Merger did not impact the operating activities of the merged companies, which will continue to do business as Smurfit-Stone.

RESULTS OF OPERATIONS

Overview

We had a net loss available to common stockholders of $19 million, or $0.07 per diluted share, for the first quarter of 2005.  Net sales increased 7.8% compared to the first quarter of 2004 due primarily to improvements in sales prices for most of our products.  Compared to the first quarter of 2004, our results improved due primarily to the higher sales prices.  Net sales decreased 2.5% compared to the fourth quarter of 2004 due primarily to seasonally lower demand for corrugated containers and containerboard.  Our first quarter 2005 results declined compared to the net loss of $9 million in the fourth quarter of 2004 due primarily to the lower demand and higher costs for employee benefits, energy, transportation and fiber.

We expect our profitability to improve in the second quarter of 2005 as a result of stronger demand and higher sales prices for containerboard and corrugated containers, higher containerboard mill operating rates and lower costs.  Based on current inventory levels and the expected stronger demand, we believe the containerboard price increase communicated to our customers and a corresponding increase for corrugated containers will be successfully implemented.  The impact of the announced corrugated container price increase is expected to be realized in the second half of 2005.

First Quarter 2005 Compared to First Quarter 2004

	Three months ended March 31,
	2005		2004
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$1,582	$67	$1,441	$(8)
Consumer packaging	404	15	411	21
Other operations	107	5	90	6
Total segment operations	$2,093	87	$1,942	19

Restructuring charges		(1)		(15)
Interest expense, net		(86)		(86)
Non-cash foreign currency exchange gains (losses)		(1)		3
Corporate expenses and other (1)		(27)		(25)
Loss before income taxes		$(28)		$(104)

(1)   Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

The increase in net sales was due primarily to the improvements in pricing for the Containerboard and Corrugated Containers segment.  Average sales prices for folding cartons, multiwall bags, coated recycled boxboard and reclamation products also improved.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$158	$14	$9	$181
Sales volume	(17)	(21)	8	(30)
Total	$141	$(7)	$17	$151

Cost of goods sold increased from $1,750 million in 2004 to $1,835 million in 2005 due primarily to higher costs for energy ($10 million), fiber ($19 million), freight, chemicals and employee benefits.  Cost of goods sold as a percent of net sales decreased from 90.1% in 2004 to 87.7% in 2005 due primarily to the higher average sales prices.

Selling and administrative expense decreased $4 million compared to last year.  Selling and administrative expense as a percent of net sales decreased from 10.3% in 2004 to 9.4% in 2005.

We recorded restructuring charges of $1 million in the first quarter of 2005 including severance and benefits for terminated employees at a converting facility, the closure of which was announced in the fourth quarter of 2004.

Interest expense was $86 million in 2005, comparable to 2004.  The favorable impact of lower average borrowings was offset by higher average interest rates.  Our overall average effective interest rate in 2005 was higher than 2004 by approximately 50 basis points.

Other, net for 2005 included non-cash foreign currency exchange losses of $1 million compared to gains of $3 million in 2004.

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 9.8% in 2005 compared to last year primarily as a result of higher average sales prices.  Average domestic linerboard prices in the first quarter of 2005 were comparable to the fourth quarter of 2004, but increased 25.2% compared to the first quarter of 2004.  Our average North American selling price for corrugated containers was up .4% compared to the fourth quarter and 9.4% compared to the first quarter of 2004.  Shipments of corrugated containers on a per day basis decreased .7%, and third party containerboard shipments decreased 8.5% compared to the same period last year.  First quarter average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased approximately 9.4%, 3.0%, and 27.0%, respectively, compared to the same period last year.

Our containerboard mills operated at 87.9% of capacity in the first quarter of 2005, and production decreased 2.2% compared to last year.  Production of market pulp increased by 10.2%, due in part to timing of maintenance shutdowns, and SBS production increased by 8.3%.  Production of kraft paper declined 29.7% due primarily to the shift of production from kraft paper to containerboard on one of our paper machines.

Profits increased by $75 million due primarily to the higher average sales prices.  Profits were unfavorably impacted by our lower mill operating rates and higher costs of wood ($8 million), reclaimed fiber ($9 million), energy ($10 million), freight and employee benefits.

Consumer Packaging Segment

Net sales decreased 1.7% in 2005 primarily due to lower volume as a result of the closure of three converting facilities and the sale of two operations in 2004.  Net sales were favorably impacted by higher average sales prices for folding cartons, multiwall bags and coated recycled boxboard, which improved by 4.2%, 4.9% and 9.5%, respectively.  Folding carton and multiwall bag shipments decreased by 3.1% and 4.3%, respectively.  Third party shipments of coated recycled boxboard were lower by 1.7%, and laminated product shipments declined due primarily to the sale of a plant.  Flexible packaging shipments increased 1.4%.  The coated recycled boxboard mills operated at 98.4% of capacity in 2005 as compared to nearly 100% of capacity in 2004.

Profits decreased by $6 million compared to last year primarily as a result of the higher costs of reclaimed fiber ($1 million), energy ($1 million) and employee benefits.  In addition, profits of our multiwall bag operation were unfavorably impacted by higher kraft paper cost.  Profits were favorably impacted by the higher average sales prices.

Other Operations

Net sales increased due primarily to higher average sales prices for most of our reclamation products, higher external sales volume for reclaimed fiber, and the impact of our newly formed i2iSM business, which began operating in the second half of 2004.  Total tons of fiber reclaimed and brokered increased by 1.2% as a result of the higher external sales volume.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)	2005	2004
Mill production
Containerboard (1)	1,751	1,790
Kraft paper	52	74
Market pulp	141	128
SBS	65	60
Coated recycled boxboard	138	141
North American corrugated containers sold (billion sq. ft.) (2)	20.9	21.4
Folding cartons sold	124	128
Multiwall bags sold (million bags)	270	282
Fiber reclaimed and brokered	1,636	1,616

(1)   For the three months ended March 31, 2005 and 2004, our corrugated container plants consumed 1,326,000 tons and 1,377,000 tons of containerboard, respectively.

(2)   For both of the three months ended March 31, 2005 and 2004, North American corrugated containers sold include intercompany shipments of 1.4 billion square feet.

Collective Bargaining Contracts

Labor agreements covering approximately 1,400 employees at our five Canadian paper mills expired on various dates between April and August 2004.  These five mills have a capacity to produce 1,330,000 tons annually.  The employees of these mills are primarily represented by the Communications, Energy and Paper Union (CEP), which is currently negotiating collective bargaining agreements with other paper companies in Canada.  We expect to meet with the CEP in the second quarter of 2005 to begin our negotiations with them.  While we consider relations with these employees to be good and we do not expect a work stoppage to occur, the outcomes of the negotiations regarding the expired labor agreements are not entirely within our control and, therefore, we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the three months ended March 31:

(In millions)	2005	2004
Net cash provided by (used for):
Operating activities	$(70)	$(61)
Investing activities	(61)	(39)
Financing activities	130	98
Net decrease in cash	$(1)	$(2)

Net Cash Used For Operating Activities

Net cash used for operating activities for the three months ended March 31, 2005 increased $9 million compared to the same period in 2004 due primarily to higher working capital levels.  Working capital increased $121 million in the first three months of 2005.  The higher level of working capital in 2005 was primarily the result of decreases in accounts payable and accrued liabilities, which was impacted by a payment of $46 million related to the settlement of the antitrust class action litigation.

Net Cash Used For Investing Activities

Net cash used for investing activities was $61 million for the three months ended March 31, 2005.  Expenditures for property, plant and equipment were $66 million for the first quarter of 2005 compared to $42 million for the same period last year. The $66 million expended for property, plant and equipment in 2005 included $11 million for environmental projects and $55 million for upgrades, modernization and expansion.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 of $130 million included net borrowings of debt of $133 million.  Cash proceeds from the exercise of stock options were $1 million as compared to $33 million for the same period last year.

We, as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (SSC Canada), as borrowers, entered into a new credit agreement (the Credit Agreement) on November 1, 2004.  The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by us and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of our assets and properties and those of SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The security interests securing SSCE’s obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined in the Credit Agreement, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

Future Cash Flows

Scheduled debt payments, including capital lease payments, for the remainder of 2005 and for 2006 are $31 million and $34 million, respectively.

As of March 31, 2005, we had authorized commitments for future capital expenditures of approximately $300 million.  We expect capital expenditures for 2005 to be approximately $300 million.

As described in our 2004 Annual Report on Form 10-K (2004 Form 10-K), we continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule and the new Boiler MACT regulation.  Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I will be approximately $60 million to $70 million ($16 million of which was spent in 2004, $3 million in the first quarter of 2005, approximately $34 million to be spent in the remainder of 2005 and the balance in 2006).  Based on currently available information, we estimate that the aggregate compliance cost of Boiler MACT will be approximately $90 million to $100 million ($1 million of which was spent in 2004, $2 million in the first quarter of 2005, approximately $48 million to be spent in the remainder of 2005 and the balance in 2006 and 2007).  In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance.  Excluding the spending on the Cluster Rule and Boiler MACT projects, we spent $6 million in the first quarter of 2005 and anticipate spending approximately $10 million over the remainder of 2005 on environmental projects.

We recorded restructuring charges of $1 million in the first quarter of 2005 including severance and benefits for terminated employees at a converting facility, the closure of which was announced in the fourth quarter of 2004.  These exit liabilities are expected to be paid in the second quarter of 2005.

At December 31, 2004, we had $33 million of exit liabilities related to restructuring activities.  During the three months ended March 31, 2005, we incurred cash expenditures of $5 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

As described in our 2004 Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $870 million as of December 31, 2004.  For the three months ended March 31, 2005, we contributed approximately $47 million to the pension plans and expect to contribute a total of approximately $175 million in 2005.  Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

We expect our profitability and cash flow from operations will improve in the second quarter of 2005.  As of March 31, 2005, we have unused borrowing capacity under SSCE’s revolving credit facilities of $409 million.  We expect these cash sources will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  Our objective is to fix the price of a portion of the purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of March 31, 2005, we had derivative instruments to hedge approximately 70% to 75% of our expected natural gas requirements through October 2005 and approximately 30% to 40% of our requirements through December 2006.  The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include the impact of the natural gas derivative instruments.  See Note 9 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada.  The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of March 31, 2005, we had monthly Canadian dollar forward purchase contracts to hedge approximately 55% to 75% of our Canadian dollar requirements through December 2005 and 20% to 45% of our Canadian dollar requirements for the first half of 2006.

The Canadian dollar as of March 31, 2005, compared to December 31, 2004 weakened against the U.S. dollar by 0.5%.  We recognized non-cash foreign currency exchange losses of $1 million for the three months ended March 31, 2005 compared to a gain of $3 million for the same period last year.

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

Changes in Internal Control

We have substantially completed the implementation of a time management system designed to eliminate manual tracking and recording of labor expenses.  As a result of this implementation, we have updated our internal controls to ensure a continuing effective control environment remains in place, including proper approval of transactions, segregation of duties and appropriate integration and reconciliation of processes under the new time management system.  There have not been any other changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

None

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: May 9, 2005	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)