Form 10-Q
period 2005-06-30
SMURFIT STONE CONTAINER CORP
filed 2005-08-08
CIK 919226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 4, 2005, the registrant had outstanding 253,867,316 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
Net sales	$2,153	$2,038	$4,246	$3,980
Costs and expenses
Cost of goods sold	1,864	1,782	3,699	3,532
Selling and administrative expenses	193	191	389	391
Restructuring charges	3	2	4	17
Income from operations	93	63	154	40
Other income (expense)
Interest expense, net	(87)	(85)	(173)	(171)
Other, net	1	7	(2)	12
Income (loss) before income taxes	7	(15)	(21)	(119)
Benefit from (provision for) income taxes	(3)	8	9	49
Net income (loss)	4	(7)	(12)	(70)
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)
Net income (loss) available to common stockholders	$1	$(10)	$(18)	$(76)

Basic and diluted earnings per common share
Net income (loss) available to common stockholders	$.00	$(.04)	$(.07)	$(.30)
Weighted average shares outstanding	255	253	254	252

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share data)	2005	2004
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$7	$6
Receivables, less allowances of $10 in 2005 and $12 in 2004	313	254
Retained interest in receivables sold	140	158
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	270	265
Materials and supplies	513	521
	783	786
Deferred income taxes	148	142
Prepaid expenses and other current assets	68	60
Total current assets	1,459	1,406
Net property, plant and equipment	4,567	4,638
Timberland, less timber depletion	44	44
Goodwill	3,309	3,301
Other assets	322	336
	$9,701	$9,725
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$25	$19
Accounts payable	606	604
Accrued compensation and payroll taxes	188	191
Interest payable	95	95
Other current liabilities	164	207
Total current liabilities	1,078	1,116
Long-term debt, less current maturities	4,554	4,479
Other long-term liabilities	1,015	1,048
Deferred income taxes	799	823
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	87	85
Common stock, par value $.01 per share; 400,000,000 shares authorized; 254,594,808 and 254,238,645 issued and outstanding in 2005 and 2004, respectively	3	3
Additional paid-in capital	4,009	3,999
Unamortized restricted stock	(8)	(7)
Retained earnings (deficit)	(1,525)	(1,507)
Accumulated other comprehensive income (loss)	(311)	(314)
Total stockholders’ equity	2,255	2,259
	$9,701	$9,725

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2005	2004
Cash flows from operating activities
Net loss	$(12)	$(70)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation, depletion and amortization	207	209
Amortization of deferred debt issuance costs	4	6
Deferred income taxes	(27)	(56)
Pension and postretirement benefits	(20)	(18)
Non-cash restructuring charges	2	7
Non-cash foreign currency gains	(4)	(10)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(44)	(99)
Inventories	(1)	(16)
Prepaid expenses and other current assets	1	(14)
Accounts payable and accrued liabilities	(45)	23
Interest payable	1	1
Income tax benefit on exercise of stock options		6
Other, net	3	6
Net cash provided by (used for) operating activities	65	(25)
Cash flows from investing activities
Expenditures for property, plant and equipment	(139)	(81)
Proceeds from property and timberland disposals and sale of businesses	6	12
Payments on acquisitions	(5)
Net cash used for investing activities	(138)	(69)
Cash flows from financing activities
Proceeds from long-term debt	72
Net borrowings of debt	7	11
Net borrowings under accounts receivable securitization programs		46
Preferred dividends paid	(4)	(4)
Proceeds from exercise of stock options	1	45
Deferred debt issuance costs	(2)	(2)
Net cash provided by financing activities	74	96
Increase in cash and cash equivalents	1	2
Cash and cash equivalents
Beginning of period	6	12
End of period	$7	$14

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

3.     Stock-Based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” effective as of January 1, 2003.  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing new option grants prospectively, beginning in the year of adoption.  Because the prospective transition method was used and awards vest over three to eight years, the 2004 and 2005 expense is less than what would have been recognized if the fair value-based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income (loss) and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders, as reported	$1	$(10)	$(18)	$(76)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1	1	3	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)	(6)	(7)
Pro forma net loss available to common stockholders	$(1)	$(12)	$(21)	$(80)

Earnings per share:
Basic – as reported	$.00	$(.04)	$(.07)	$(.30)
Basic – pro forma	$(.00)	$(.05)	$(.08)	$(.32)

Diluted – as reported	$.00	$(.04)	$(.07)	$(.30)
Diluted – pro forma	$(.00)	$(.05)	$(.08)	$(.32)

In April 2005, the SEC announced that it would defer the required implementation of SFAS No. 123(R), “Share-Based Payment,” to January 1, 2006 for companies with fiscal years ending on December 31.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006.  Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro-forma net income (loss) and earnings per share disclosed above.

4.     Restructuring and Exit Liabilities

The Company has recorded various restructuring charges related to the rationalization of its containerboard mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities.  The Company recorded $3 million and $4 million of restructuring charges during the three and six months ended June 30, 2005, respectively, including a $2 million non-cash write down to adjust assets to estimated net realizable value and severance and benefits for terminated employees.  All charges related to the closure of a converting facility, which was announced in the fourth quarter of 2004.

The Company recorded restructuring charges of $2 million and $17 million for the three and six months ended June 30, 2004, respectively, related to the closure of seven converting facilities and exit from its Indonesian operations.

At December 31, 2004, the Company had $33 million of exit liabilities related to the restructuring of operations.  For the three and six months ended June 30, 2005, the Company had $4 million and $9 million, respectively, of cash disbursements related to these exit liabilities.

5.     Other, Net

For the three and six months ended June 30, 2005, the Company recorded non-cash foreign currency exchange gains of $5 million and $4 million, respectively, related to its operations in Canada.  For the three and six months ended June 30, 2004, the Company recorded non-cash foreign currency exchange gains of $7 million and $10 million, respectively, related to its operations in Canada.

6.  Accounts Receivable Securitization Programs

At June 30, 2005 and December 31, 2004, $613 million and $624 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet Stone Receivables Corporation debt and funding received from the Canadian accounts receivable program totaled $464 million and $451 million, respectively, as of those dates.

7.  Long-Term Debt

In the second quarter of 2005, the Company issued environmental improvement revenue refunding bonds in the amount of $72 million.  New bonds in the principal amount of $30 million were issued at an interest rate of 5.125% and are due in 2013.  New bonds in the principal amount of $42 million were issued at an interest rate of 5.25% and are due in 2015.  The proceeds of these bonds were used to repay revenue refunding bonds at interest rates of 7.875% and 8.25%, respectively.

As of June 30, 2005, the Company was in compliance with all of the financial covenants contained in its credit agreement entered into in November 2004.  However, if business conditions do not improve, the Company may need to seek an amendment or waiver to avoid violating certain financial covenants contained in its credit agreement.  The Company believes that it could obtain such an amendment or waiver, if necessary.  However, if there is a violation of any of the financial covenants and if the Company is not successful in obtaining an amendment or waiver, a default would occur under the credit agreement, which could result in a material adverse impact on the Company’s financial condition.

8.  Guarantees

The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At June 30, 2005, the maximum potential amount of future payments related to these guarantees was approximately $41 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

9.     Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

The Company’s postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$21	$17	$2	$1	$41	$36	$4	$3
Interest cost	47	45	3	3	95	91	7	8
Expected return on plan assets	(54)	(47)			(105)	(96)
Amortization of prior service cost (benefit)	3	2		(1)	5	4	(1)	(1)
Amortization of net loss	15	12	2	1	31	25	3	2
Curtailments		1				2
Multi-employer plans	1	2			3	4
Net periodic benefit cost	$33	$32	$7	$4	$70	$66	$13	$12

The Company’s 2005 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2004.

10.  Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designated as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of June 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions was 18 months.  For the three and six months ended June 30, 2005, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized.  For the three and six months ended June 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized.  The fair value of the Company’s commodity derivative instruments at June 30, 2005 was $17 million and was included in other current assets.

For the three and six months ended June 30, 2005, the Company recorded a $3 million loss (net of tax) and a $3 million gain (net of tax), respectively, in cost of goods sold on commodity derivative instruments related to the ineffective portion of the change in fair value of certain derivative instruments not qualifying for hedge accounting.  For the three and six months ended June 30, 2004, the Company recorded a $1 million loss

(net of tax) and an immaterial amount, respectively, in cost of goods sold on commodity derivative instruments related to the ineffective portion of the change in fair value of certain derivative instruments not qualifying for hedge accounting.

For the three and six months ended June 30, 2005, the Company recorded an immaterial amount and a $1 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to the ineffective portion of hedges and derivative instruments not qualifying for hedge accounting.  For the three and six months ended June 30, 2004, the Company recorded an immaterial amount in cost of goods sold on settled commodity derivative instruments related to the ineffective portion of hedges and derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of June 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 18 months.  For the three and six months ended June 30, 2005, the Company reclassified an immaterial amount and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  For the three and six months ended June 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The fair value of the Company’s foreign currency derivative instruments at June 30, 2005 was $4 million and was included in other current assets.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Additionally, the Company entered into forward starting interest rate swaps of $225 million during the second quarter of 2005 at a fixed rate of 4.75% to eliminate the variability of future interest payments for a ten year period from February 2006 through February 2016.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three and six months ended June 30, 2005, the Company reclassified a $1 million loss (net of tax) and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at June 30, 2005 was $8 million and was included in other current liabilities.

The cumulative deferred hedge loss on all derivative instruments was $4 million (net of tax) at June 30, 2005, including a $2 million gain (net of tax) on commodity instruments, $1 million loss (net of tax) on foreign currency derivative instruments and $5 million loss (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $1 million loss (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

11.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$4	$(7)	$(12)	$(70)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(11)		1
Net hedging loss reclassified into earnings	1		1
Foreign currency translation adjustment		(1)	1	(1)
Comprehensive income (loss)	$(6)	$(8)	$(9)	$(71)

12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$4	$(7)	$(12)	$(70)
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)
Net income (loss) available to common stockholders	1	(10)	(18)	(76)

Denominator:
Denominator for basic and diluted earnings per share – adjusted weighted average shares	255	253	254	252

Basic and diluted earnings per share	$.00	$(.04)	$(.07)	$(.30)

SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million and $6 million is excluded from the diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004, respectively, because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2005 and the three and six months ended June 30, 2004, because they are antidilutive.

13.  Goodwill and Other Intangible Assets

In December 2004, the Company acquired 15% of Innovative Packaging Corp. (“IPC”), a corrugated container facility in Milwaukee, Wisconsin for $13 million.  Previously, the Company owned 85% of IPC and, as a result of the acquisition, now owns 100%.  The cost to acquire the remaining 15% of IPC eliminated the Company’s minority interest liability of $1 million with the remaining balance of $12 million preliminarily allocated to intangible assets.  In June 2005, the Company completed it’s allocation of the purchase price resulting in the reclassification of $8 million from intangible assets to goodwill.  The remaining $4 million of intangible assets primarily represent customer relationships with lives of 12 years.  The $8 million of goodwill is reflected in the Containerboard and Corrugated Containers segment.

14.  Restricted Stock

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

15.  Business Segment Information

The Company has two reportable segments:  (1) Containerboard and Corrugated Containers and (2) Consumer Packaging.  The Containerboard and Corrugated Containers segment is highly integrated.  It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.  The Consumer Packaging segment is also highly integrated.  It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons.  Folding cartons are used primarily to protect and market products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising.  In addition, the Consumer Packaging segment converts kraft and specialty paper into multiwall bags and consumer bags that are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products.  The Consumer Packaging segment also produces flexible packaging, paper and metalized paper labels and heat transfer labels used in a wide range of consumer applications.

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

A summary by business segment follows:

	Containerboard & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended June 30,
2005
Revenues from external customers	$1,626	$414	$113	$2,153
Intersegment revenues	39		74	113
Segment profit (loss)	92	23	(108)	7

2004
Revenues from external customers	$1,528	$410	$100	$2,038
Intersegment revenues	35		79	114
Segment profit (loss)	62	23	(100)	(15)

Six months ended June 30,
2005
Revenues from external customers	$3,208	$818	$220	$4,246
Intersegment revenues	76		146	222
Segment profit (loss)	159	38	(218)	(21)

2004
Revenues from external customers	$2,969	$821	$190	$3,980
Intersegment revenues	69		147	216
Segment profit (loss)	54	44	(217)	(119)

16. Contingencies

In 2003, the Company settled the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among containerboard manufacturers from 1993 to 1995.  The Company, along with other large linerboard manufacturers, is a defendant in ten lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, nine of which have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which has been remanded to Kansas District Court (the “Direct Action Cases”).  The Company settled the Direct Action Cases of two of our largest customers during the second quarter of 2005, and made aggregate settlement payments of approximately $11 million, which were charged against existing reserves.  The Company is vigorously defending the remaining Direct Action Cases.  While the ultimate results of the Direct Action Cases cannot be predicted with certainty, the Company believes the resolution of these cases will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability reflects only the Company’s expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.  As of June 30, 2005, the Company had approximately $18 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability recorded for these matters was adequately reserved at June 30, 2005.

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

17. Subsequent Event

On August 4, 2005, the Company announced plans to permanently close production capacity at three North American containerboard mills as part of the Company’s ongoing assessment and restructuring efforts.  The Company will permanently close the No. 2 paper machine at its Fernandina Beach, Florida, linerboard mill, its New Richmond, Quebec, linerboard mill and its Bathurst, New Brunswick, medium mill.  The rationalization will result in a work force reduction of approximately 565 employees.  As a result of these closures, the Company expects to take a pretax charge of approximately $302 million during the third quarter of 2005, approximately $260 million of which are non-cash charges primarily to write down the assets of these mills to estimated net realizable value.  The charges are estimates that will be finalized during the third quarter.

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

GENERAL

Smurfit-Stone Container Corporation, a Delaware corporation, is a holding company with no business operations of its own.  We conduct our business operations through our wholly-owned subsidiary Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.  SSCE is the surviving company resulting from the merger (the Merger) of our primary operating subsidiaries on November 1, 2004.  JSCE, Inc. merged with and into Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone Container Corporation, with Stone Container as the surviving company.  Stone Container was simultaneously renamed Smurfit-Stone Container Enterprises, Inc.  The Merger was effected principally to consolidate our debt financing activities.  Stone Container and JSC(U.S.) were wholly-owned subsidiaries of Smurfit-Stone and, therefore, the Merger does not impact our consolidated financial statements.  The Merger did not impact the operating activities of the merged companies, which continue to do business as Smurfit-Stone.

RESULTS OF OPERATIONS

Ongoing Assessment and Restructuring Efforts

On August 4, 2004, we announced plans to permanently close production capacity at three North American containerboard mills as part of our ongoing assessment and restructuring efforts. We will permanently close:

•      the No. 2 paper machine at our Fernandina Beach, Florida linerboard mill;

•      our New Richmond, Quebec linerboard mill; and

•      our Bathurst, New Brunswick medium mill.

The No. 2 paper machine at Fernandina Beach, Florida has been idle since April 2001.  Our containerboard manufacturing capacity will be reduced by approximately 700,000 tons, or 8.5% as a result of these closures.  The rationalization process will result in a workforce reduction of approximately 565 employees.

We expect to take a pretax charge of approximately $302 million during the third quarter of 2005, nearly $260 million of which is non-cash related to the write-down of fixed assets and other costs, as a result of the closure.  The cash charges relate primarily to severance and benefits and environmental matters.  These charges are estimates and will be finalized in the third quarter of 2005.

Overview

We had net income available to common stockholders of $1 million, or breakeven on a per diluted share basis, for the second quarter of 2005 compared to a net loss of $10 million, or $0.04 per diluted share, for the same period in 2004.  Net sales increased 2.9% compared to the first quarter of 2005 and 5.6% compared to the second quarter of 2004.  In the second quarter of 2005, the Containerboard and Corrugated Containers segment profits improved $30 million on stronger pricing for most products compared to the same period last year.  Lower sales volume for containerboard and corrugated containers and higher costs for wood fiber, energy, freight, chemicals and employee benefits unfavorably impacted segment profits for the second quarter of 2005 compared to the same period last year.

For the six months ended June 30, 2005, we had a net loss available to common stockholders of $18 million, or $0.07 per diluted share.  This compares to a net loss available to common stockholders of $76 million, or $0.30 per diluted share for the same period in 2004.  Net sales for the year-to-date period increased 6.7% compared to last year.  For the six months ended June 30, 2005, the Containerboard and Corrugated Containers segment profits improved $105 million on stronger pricing for most products compared to the same period last year.  Lower sales volume for containerboard and corrugated containers and higher costs for wood fiber, energy, freight and chemicals unfavorably impacted segment profits for the first six months of 2005 compared to the same period last year.

In the third quarter of 2005, we expect seasonally strong demand for containerboard and corrugated containers.  However, the published price index for linerboard declined $15 per ton in May 2005 and an additional $30 per ton in July 2005 and as a result, our selling prices for containerboard and corrugated containers will likely weaken.

Second Quarter 2005 Compared to Second Quarter 2004

	Three months ended June 30,
	2005		2004
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$1,626	$92	$1,528	$62
Consumer packaging	414	23	410	23
Other operations	113	5	100	8
Total segment operations	$2,153	120	$2,038	93

Restructuring charges		(3)		(2)
Interest expense, net		(87)		(85)
Non-cash foreign currency exchange gains		5		7
Corporate expenses and other (1)		(28)		(28)
Income (loss) before income taxes		$7		$(15)

(1)   Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

The increase in net sales was due primarily to the improvements in pricing for the Containerboard and Corrugated Containers segment.  Average sales prices for folding cartons and coated recycled boxboard also improved.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$118	$10	$(2)	$126
Sales volume	(20)	(6)	15	(11)
Total	$98	$4	$13	$115

Cost of goods sold increased from $1,782 million in 2004 to $1,864 million in 2005 due primarily to higher costs for energy ($20 million), wood fiber ($10 million), freight ($14 million) and chemicals ($7 million).  Cost of goods sold as a percent of net sales decreased from 87.4% in 2004 to 86.6% in 2005 due primarily to the higher average sales prices.

Selling and administrative expense increased $2 million compared to last year.  Selling and administrative expense as a percent of net sales decreased from 9.4% in 2004 to 9.0% in 2005.

We recorded restructuring charges of $3 million in the second quarter of 2005, including a $2 million non-cash write down to adjust assets to estimated net realizable value and severance and benefits for terminated employees at a converting facility, the closure of which was announced in the fourth quarter of 2004.

Interest expense, net was $87 million in 2005, an increase of $2 million compared to 2004.  The unfavorable impact of higher average interest rates ($6 million) was partially offset by lower average borrowings ($4 million).  Our overall average effective interest rate in 2005 was approximately 55 basis points higher than in 2004.

Other, net for 2005 included non-cash foreign currency exchange gains of $5 million compared to gains of $7 million in 2004.

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 6.4% in 2005 compared to last year primarily as a result of higher average sales prices.  Average domestic linerboard prices in the second quarter of 2005 were comparable to the first quarter of 2005, but increased 15.7% compared to the second quarter of 2004.  Our average North American selling price for corrugated containers decreased 1.0% compared to the first quarter of 2005, but increased 7.3% compared to the second quarter of 2004.  Shipments of corrugated containers on a per day basis decreased 2.0% and third party shipments of containerboard decreased 15.0% compared to the same period last year.  Second quarter average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased 0.7%, 6.4%, and 19.2%, respectively, compared to the same period last year.

Our containerboard mills operated at 92.0% of capacity in the second quarter of 2005, and production was comparable to last year.  Production of market pulp decreased 4.8%, due in part to timing of maintenance shutdowns, and SBS production decreased 2.7%.  Production of kraft paper declined 30.6% due primarily to the shift of production from kraft paper to containerboard on one of our paper machines.

Profits increased $30 million due primarily to the higher average sales prices.  Profits were unfavorably impacted by the lower sales volumes and higher costs of wood ($10 million), energy ($19 million), freight ($14 million) and chemicals ($6 million) and employee benefits.

Consumer Packaging Segment

Net sales increased 1.0% in the second quarter of 2005 compared to last year.  Net sales were favorably impacted by higher sales volume for folding cartons and higher average sales prices for folding cartons and coated recycled boxboard, which improved 2.5% and 10.2%, respectively.  Average sales prices for multiwall bags were comparable to last year.  Sales volume for folding cartons increased 5.6% despite the closure of a converting facility, while sales volume for multiwall bags decreased 3.8% due in part to the closure of a converting facility.  Third party shipments of coated recycled boxboard were 15.1% lower.  Flexible packaging shipments increased 6.2%.  The coated recycled boxboard mills operated at 97.6% of capacity in the second quarter of 2005 compared to nearly 100% of capacity in 2004.

Profits for the second quarter of 2005 were comparable to last year.  The higher average sales price and volume for folding cartons were offset by higher costs for chemicals ($1 million), energy ($1 million), kraft paper and employee benefits.

Other Operations

Net sales increased due primarily to the impact of our newly formed Innovation to Implementation (i2iSM) business which began operating in the second half of 2004, and higher external sales volume for reclaimed fiber.  Net sales were unfavorably impacted by lower sales prices for reclamation products.  The average price of old corrugated containers (OCC), our predominant grade of recycled fiber, was approximately $10 per ton lower.  Total tons of fiber reclaimed and brokered increased 3.2% as a result of the higher external sales volume.  Profits for the second quarter of 2005 decreased $3 million compared to last year due primarily to the lower sales prices for reclamation products and higher costs for employee benefits.

Six Months 2005 Compared to Six Months 2004

	Six months ended June 30,
	2005		2004
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$3,208	$159	$2,969	$54
Consumer packaging	818	38	821	44
Other operations	220	10	190	14
Total segment operations	$4,246	207	$3,980	112

Restructuring charges		(4)		(17)
Interest expense, net		(173)		(171)
Non-cash foreign currency exchange gains		4		10
Corporate expenses and other (1)		(55)		(53)
Loss before income taxes		$(21)		$(119)

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

The increase in net sales was due primarily to the improvements in pricing for the Containerboard and Corrugated Containers segment.  Average sales prices for folding cartons, multiwall bags, coated recycled boxboard and reclamation products also improved.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$276	$24	$7	$307
Sales volume	(37)	(27)	23	(41)
Total	$239	$(3)	$30	$266

Cost of goods sold increased from $3,532 million in 2004 to $3,699 million in 2005 due primarily to higher costs for energy ($22 million), fiber ($30 million), freight ($28 million), chemicals ($14 million) and employee benefits ($9 million).  Cost of goods sold as a percent of net sales decreased from 88.7% in 2004 to 87.1% in 2005 due primarily to the higher average sales prices.

Selling and administrative expense decreased $2 million compared to last year.  Selling and administrative expense as a percent of net sales decreased from 9.8% in 2004 to 9.2% in 2005.

We recorded restructuring charges of $4 million for the six months ended June 30, 2005, including a $2 million non-cash write down to adjust assets to estimated net realizable value and severance and benefits for terminated employees at a converting facility, the closure of which was announced in the fourth quarter of 2004.

Interest expense, net was $173 million in 2005, an increase of $2 million compared to 2004.  The unfavorable impact of higher average interest rates ($11 million) was partially offset by lower average borrowings ($9 million).  Our overall average effective interest rate in 2005 was approximately 55 basis points higher than in 2004.

Other, net for 2005 included non-cash foreign currency exchange gains of $4 million compared to gains of $10 million in 2004.

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 8.0% in 2005 compared to last year primarily as a result of higher average sales prices.  For the year-to-date period, average domestic linerboard prices increased 19.2% compared to the same period last year.  Our average North American selling price for corrugated containers was up 8.3% compared to 2004.  Shipments of corrugated containers on a per day basis decreased 1.3%, and third party containerboard shipments decreased 12.5% compared to the same period last year.  Average sales prices for market pulp, SBS and kraft paper increased 5.3%, 4.7%, and 22.8%, respectively, compared to the same period last year.

Our containerboard mills operated at 90.0% of capacity in the first half of 2005, and production decreased 1.2% compared to last year.  Production of market pulp and SBS both increased 2.2% compared to last year.  Production of kraft paper declined 30.1% due primarily to the shift of production from kraft paper to containerboard on one of our paper machines.

Profits increased $105 million due primarily to the higher average sales prices.  Profits were unfavorably impacted by our lower mill operating rates, the lower sales volumes and higher costs of wood ($19 million), reclaimed fiber ($12 million), energy ($20 million), freight ($28 million), chemicals ($13 million) and employee benefits.

Consumer Packaging Segment

Net sales for 2005 were comparable to last year.  Net sales were favorably impacted by higher sales volume for folding cartons and higher average sales prices for folding cartons, coated recycled boxboard and multiwall bags, which improved 3.4%, 9.9% and 2.8%, respectively.  Sales volume for folding cartons increased 1.2% despite the closure of a converting facility, while sales volume for multiwall bags decreased 4.0% due primarily to the closure of a converting facility.  Third party shipments of coated recycled boxboard were 8.7% lower and laminated product shipments declined due primarily to the sale of a plant.  Flexible packaging shipments increased 3.8%.  The coated recycled boxboard mills operated at 97.9% of capacity in the first six months of 2005 compared to nearly 100% of capacity in 2004.

Profits decreased $6 million compared to last year primarily as a result of the higher costs of energy ($2 million), chemicals ($1 million) and employee benefits.  In addition, profits of our multiwall bag operation were unfavorably impacted by higher kraft paper cost.  Profits were favorably impacted by the higher average sales prices.

Other Operations

Net sales increased due primarily to the impact of our i2iSM business, higher average sales prices for most of our reclamation products and higher external sales volume for reclaimed fiber.  Total tons of fiber reclaimed and brokered increased 2.2% as a result of the higher external sales volume.  Profits decreased $4 million dollars compared to last year.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)	2005	2004	2005	2004
Mill production
Containerboard (1)	1,852	1,858	3,603	3,648
Kraft paper	50	72	102	146
Market pulp	139	146	280	274
SBS	72	74	137	134
Coated recycled boxboard	136	140	274	281
North American corrugated containers Sold (billion sq. ft.) (2)	21.9	21.9	42.8	43.3
Folding cartons sold	131	124	255	252
Multiwall bags sold (million bags)	280	291	550	573
Fiber reclaimed and brokered	1,661	1,609	3,297	3,225

(1)   For the three months ended June 30, 2005 and 2004, our corrugated container plants consumed 1,375,000 tons and 1,411,000 tons of containerboard, respectively.  For the six months ended June 30, 2005 and 2004, our container plants consumed 2,701,000 and 2,788,000 tons of containerboard, respectively.

(2)   For the three months ended June 30, 2005 and 2004, North American corrugated containers sold include intercompany shipments of 1.5 billion and 1.4 billion square feet, respectively.  For the six months ended June 30, 2005 and 2004, North American corrugated containers sold include intercompany shipments of 2.9 and 2.8 billion square feet, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the six months ended June 30:

(In millions)	2005	2004
Net cash provided by (used for):
Operating activities	$65	$(25)
Investing activities	(138)	(69)
Financing activities	74	96
Net increase in cash	$1	$2

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2005 increased $90 million compared to the same period in 2004 due primarily to higher segment profits.  Working capital increased $88 million in the first six months of 2005.  The higher level of working capital in 2005 was primarily the result of decreases in accounts payable and accrued liabilities, which was impacted by a payment of $46 million related to the settlement of the antitrust class action litigation.

Net Cash Used For Investing Activities

Net cash used for investing activities was $138 million for the six months ended June 30, 2005.  Expenditures for property, plant and equipment were $139 million for the first six months of 2005 compared to $81 million for the same period last year.  The $139 million expended for property, plant and equipment in 2005 included $22 million for environmental projects and $117 million for upgrades, modernization and expansion.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2005 of $74 million included net borrowings of debt of $79 million.  Cash proceeds from the exercise of stock options were $1 million compared to $45 million for the same period last year.

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

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined in the Credit Agreement, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.  We were in compliance with all of the financial covenants contained in our Credit Agreement at June 30, 2005.  However, the published price index for linerboard declined $15 per ton in May 2005 and an additional $30 per ton in July 2005.  If business conditions do not improve, we may need to seek an amendment or waiver to avoid violating certain financial covenants contained in the Credit Agreement.  We believe that we could obtain such an amendment or waiver, if necessary.  However, if there is a violation of any of the financial covenants and we are not successful in obtaining an amendment or waiver, a default would occur under the Credit Agreement, which could result in a material adverse impact on our financial condition.

Future Cash Flows

Scheduled debt payments, including capital lease payments, for the remainder of 2005 and for 2006 are $13 million and $32 million, respectively.

As of June 30, 2005, we had authorized commitments for future capital expenditures of approximately $270 million.  We expect capital expenditures for 2005 to be approximately $300 million.

As described in our 2004 Annual Report on Form 10-K (2004 Form 10-K), we continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule and the new Boiler MACT regulation.  Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I will be approximately $75 million to $80 million ($16 million of which was spent in 2004, $6 million in the first six months of 2005, approximately $27 million to be spent in the remainder of 2005 and the balance in 2006).  Based on currently available information, we estimate that the aggregate compliance cost of Boiler MACT will be approximately $90 million to $100 million ($1 million of which was spent in 2004, $5 million in the first six months of 2005, approximately $40 million to be spent in the remainder of 2005 and the balance in 2006 and 2007).  In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance.  Excluding the spending on the Cluster Rule and Boiler MACT projects, we spent $11 million in the first six months of 2005 and anticipate spending approximately $5 million over the remainder of 2005 on environmental projects.

We recorded restructuring charges of $4 million in the first six months of 2005, including severance and benefits of $2 million for terminated employees at a converting facility, the closure of which was announced in the fourth quarter of 2004.  These exit liabilities are expected to be paid in the third quarter of 2005.

At December 31, 2004, we had $33 million of exit liabilities related to restructuring activities.  During the six months ended June 30, 2005, we incurred cash expenditures of $9 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

As described in our 2004 Form 10 K, our pension obligations exceeded the fair value of pension plan assets by $870 million as of December 31, 2004.  For the six months ended June 30, 2005, we contributed approximately $92 million to the pension plans and expect to contribute a total of approximately $175 million in 2005.  Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

As of June 30, 2005, we have unused borrowing capacity under SSCE’s revolving credit facilities of $445 million.  We expect these cash sources will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  Our objective is to fix the price of a portion of the purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of June 30, 2005, we had derivative instruments to hedge approximately 70% to 75% of our expected natural gas requirements through October 2005 and approximately 25% to 40% of our requirements from November 2005 through December 2006.

The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include the impact of the natural gas derivative instruments.  See Note 10 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada.  The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of June 30, 2005, we had monthly Canadian dollar forward purchase contracts to hedge substantially all of our Canadian dollar requirements through December 2005, 55% to 70% of our Canadian dollar requirements for the first half of 2006 and approximately 20% for the second half of 2006.

The Canadian dollar as of June 30, 2005, compared to December 31, 2004 weakened 1.8 % against the U.S. dollar.  We recognized non-cash foreign currency exchange gains of $4 million for the six months ended June 30, 2005 compared to a gain of $10 million for the same period last year.

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

In the fourth quarter of 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans.  Contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.  In second quarter of 2005, we entered into forward starting interest rate swaps of $225 million at a fixed rate of 4.75% to eliminate the variability of future interest payments for a ten year period from February 2006 through February 2016.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 2003, we settled the antitrust class action cases pending against Smurfit-Stone, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995.  Smurfit-Stone, along with other large linerboard manufacturers, is a defendant in ten lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, nine of which have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which has been remanded to Kansas District Court (the Direct Action Cases).  We settled the Direct Action Cases of two of our largest customers during the second quarter of 2005, and made aggregate settlement payments of approximately $11 million, which were charged against existing reserves.  We are vigorously defending the remaining Direct Action Cases.  While the ultimate results of the Direct Action Cases cannot be predicted with certainty, we believe the resolution of these cases will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In April 2005, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) and Finding of Violation (FOV) that alleged that SSCE violated the Prevention of Significant Deterioration regulations and New Source Performance Standards of the Clean Air Act in connection with the replacement of burners in a boiler at its medium mill in Ontonagon, Michigan in 1995.  Specifically, the EPA has alleged that the burner replacement project resulted in an increase of the coal burning capacity of the boiler that in turn led to increased emissions of nitrogen oxides and sulfur dioxide.  SSCE believes that the burner replacement project was routine maintenance and did not increase the coal burning capacity of the boiler, and that differences in emissions resulted from permissible switching of fuels from natural gas to coal.  SSCE has met with the EPA to discuss this matter, and has advised the EPA that it disagrees with the allegations and intends to contest the NOV and FOV.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s Annual Meeting of Stockholders was held on May 11, 2005.  At the meeting, stockholders voted on (1) the election of ten directors for terms of office expiring at the Annual Meeting of Stockholders in 2006 and (2) the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm of Smurfit-Stone for 2005.

	Votes For	Votes Against	Withheld/ Abstentions
1. Election of Directors
James R. Boris	222,679,560		2,291,945
Connie K. Duckworth	222,767,129		2,204,376
Alan E. Goldberg	221,667,705		3,303,800
William T. Lynch, Jr.	222,498,815		2,472,690
Patrick J. Moore	221,467,391		3,504,114
James J. O’Connor	222,502,330		2,469,175
Jerry K. Pearlman	222,497,728		2,473,777
Thomas A. Reynolds, III	219,838,618		5,132,887
Eugene C. Sit	222,749,275		2,222,230
William D. Smithburg	222,152,546		2,818,959

2. Ratification of Independent Registered Public Accounting Firm	222,975,953	1,916,961	78,590

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included in this Form 10-Q:

31.1	Certification Pursuant to Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: August 8, 2005	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)