Form 10-Q
period 2005-09-30
SMURFIT STONE CONTAINER CORP
filed 2005-11-07
CIK 919226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2005

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 3, 2005, the registrant had outstanding 253,868,429 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Net sales	$2,103	$2,165	$6,349	$6,145
Costs and expenses
Cost of goods sold	1,866	1,829	5,565	5,361
Selling and administrative expenses	188	190	577	581
Restructuring charges	293		297	17
Loss (gain) on sale of assets	1	(3)	1	(3)
Income (loss) from operations	(245)	149	(91)	189
Other income (expense)
Interest expense, net	(88)	(87)	(261)	(258)
Gain on early extinguishment of debt		1		1
Other, net	(18)	(17)	(20)	(5)
Income (loss) before income taxes	(351)	46	(372)	(73)
Benefit from (provision for) income taxes	125	(15)	134	34
Net income (loss)	(226)	31	(238)	(39)
Preferred stock dividends and accretion	(3)	(3)	(9)	(9)
Net income (loss) available to common stockholders	$(229)	$28	$(247)	$(48)

Basic earnings per common share
Net income (loss) available to common stockholders	$(.90)	$.11	$(.97)	$(.19)
Weighted average shares outstanding	255	254	255	253

Diluted earnings per common share
Net income (loss) available to common stockholders	$(.90)	$.11	$(.97)	$(.19)
Weighted average shares outstanding	255	256	255	253

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5	$6
Receivables, less allowances of $9 in 2005 and $12 in 2004	280	254
Retained interest in receivables sold	122	158
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	255	265
Materials and supplies	492	521
	747	786
Deferred income taxes	152	142
Prepaid expenses and other current assets	115	60
Total current assets	1,421	1,406
Net property, plant and equipment	4,276	4,638
Timberland, less timber depletion	44	44
Goodwill	3,309	3,301
Other assets	335	336
	$9,385	$9,725
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$27	$19
Accounts payable	629	604
Accrued compensation and payroll taxes	187	191
Interest payable	78	95
Other current liabilities	177	207
Total current liabilities	1,098	1,116
Long-term debt, less current maturities	4,516	4,479
Other long-term liabilities	1,015	1,048
Deferred income taxes	696	823
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	88	85
Common stock, par value $.01 per share; 400,000,000 shares authorized; 254,607,183 and 254,238,645 issued and outstanding in 2005 and 2004, respectively	3	3
Additional paid-in capital	4,017	3,999
Unamortized restricted stock	(12)	(7)
Retained earnings (deficit)	(1,754)	(1,507)
Accumulated other comprehensive income (loss)	(282)	(314)
Total stockholders’ equity	2,060	2,259
	$9,385	$9,725

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (In millions)	2005	2004
Cash flows from operating activities
Net loss	$(238)	$(39)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain from early extinguishment of debt		(1)
Depreciation, depletion and amortization	308	313
Amortization of deferred debt issuance costs	7	9
Deferred income taxes	(159)	(47)
Pension and postretirement benefits	(33)	(50)
Non-cash restructuring charges	261	7
Non-cash foreign currency losses	12	9
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	9	(107)
Inventories	25	(41)
Prepaid expenses and other current assets	1	(16)
Accounts payable and accrued liabilities	(12)	82
Interest payable	(16)	(21)
Income tax benefit on exercise of stock options		7
Other, net	(3)	(3)
Net cash provided by operating activities	162	102
Cash flows from investing activities
Expenditures for property, plant and equipment	(201)	(139)
Proceeds from property and timberland disposals and sale of businesses	7	20
Payments on acquisitions	(5)
Net cash used for investing activities	(199)	(119)
Cash flows from financing activities
Proceeds from long-term debt	72	200
Net repayments of debt	(29)	(243)
Net borrowings under accounts receivable securitization program		20
Preferred dividends paid	(6)	(6)
Proceeds from exercise of stock options	1	50
Deferred debt issuance costs	(2)	(4)
Net cash provided by financing activities	36	17
Decrease in cash and cash equivalents	(1)
Cash and cash equivalents
Beginning of period	6	12
End of period	$5	$12

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders, as reported	$(229)	$28	$(247)	$(48)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	1	5	4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4)	(3)	(10)	(10)
Pro forma net income (loss) available to common stockholders	$(231)	$26	$(252)	$(54)

Earnings per share:
Basic – as reported	$(.90)	$.11	$(.97)	$(.19)
Basic – pro forma	$(.91)	$.10	$(.99)	$(.21)

Diluted – as reported	$(.90)	$.11	$(.97)	$(.19)
Diluted – pro forma	$(.91)	$.10	$(.99)	$(.21)

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

4.  Restructuring and Exit Liabilities

For the nine months ended September 30, 2005, the Company recorded $297 million of restructuring charges, including total non-cash charges of $261 million.

The Company is engaged in a strategic reassessment of its operations.  As the first step in this process and in order to better align the Company’s production capacity with market conditions and demand, during the third quarter of 2005, the Company permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill.  The Company’s containerboard manufacturing capacity was reduced by approximately 700,000 tons, or 8.5%, as a result of these closures.  In addition, the Company initiated a plan to exit its investment in the Groveton, New Hampshire medium mill and exited its investment in the Las Vegas, Nevada converting facility.  The Company recorded $293 million of restructuring charges, including non-cash charges of $256 million related to the write down of assets, primarily fixed assets, to estimated net realizable value and $3 million related to a pension curtailment non-cash charge for terminated employees.  The remaining charges were primarily for severance, benefits and post-closure environmental costs.  These shutdowns resulted in approximately 565 employees being terminated.  Additional charges of up to $10 million will be recorded in future periods for related pension costs.

The Company recorded restructuring charges of zero and $17 million for the three and nine months ended September 30, 2004, respectively, related to the closure of seven converting facilities and exit from its Indonesian operations.

At December 31, 2004, the Company had $33 million of accrued exit liabilities related to the restructuring of operations.  For the three and nine months ended September 30, 2005, the Company had $2 million and $11 million, respectively, of cash disbursements related to these exit liabilities.  In addition, for the three and nine months ended September 30, 2005, the Company had $6 million of cash disbursements related to exit liabilities established during 2005.

5.  Gain on Sale of Assets

The Company recorded a gain on sale of assets of $3 million in the third quarter of 2004 for the termination of its distribution rights for flexible intermediate bulk containers.  The net sales and operating profit for this business in 2004 prior to disposal were $28 million and $1 million, respectively.  This business was part of the Consumer Packaging segment.

6.  Other, Net

For the three and nine months ended September 30, 2005, the Company recorded non-cash foreign currency exchange losses of $16 million and $12 million, respectively, related to its operations in Canada.  For the three and nine months ended September 30, 2004, the Company recorded non-cash foreign currency exchange losses of $19 million and $9 million, respectively, related to its operations in Canada.

7.  Accounts Receivable Securitization Programs

At September 30, 2005 and December 31, 2004, $626 million and $624 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet Stone Receivables Corporation debt and funding received from the Canadian accounts receivable program totaled $492 million and $451 million, respectively, as of those dates.

8.  Long-Term Debt

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

On October 5, 2005, the Company and its lending group entered into an amendment to the Credit Agreement to increase the Consolidated Senior Secured Leverage Ratio for the period ending September 30, 2005.  The other material terms of the Credit Agreement, including interest rate, security, and final maturity, remained the same as under the original Credit Agreement.

Subsequent to obtaining the amendment, the Company determined that it was in compliance with all of the original financial covenants contained in the Credit Agreement at September 30, 2005.  However, the Company anticipates that its operating performance in the fourth quarter of 2005 will likely result in the violation of certain financial covenants at December 31, 2005.  As a result, during the fourth quarter of 2005, the Company intends to seek an amendment to the Credit Agreement to revise certain of the financial covenants.  Although the Company believes that it will obtain such an amendment, failure to obtain the amendment would result in a default under the Credit Agreement if the Company violates any of the financial covenants, which could result in a material adverse impact on the Company’s financial condition.

9.  Guarantees

The Company has certain wood chip processing contracts extending from 2010 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At September 30, 2005, the maximum potential amount of future payments related to these guarantees was approximately $37 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

10.  Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

The Company’s postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$20	$17	$2	$2	$61	$53	$6	$5
Interest cost	47	45	4	4	142	136	11	12
Expected return on plan assets	(52)	(48)			(157)	(144)
Amortization of prior service cost (benefit)	2	4	(1)		7	8	(2)	(1)
Amortization of net loss	16	12	1	1	47	37	4	3
Curtailments	3	1			3	3
Multi-employer plans	2	2			5	6
Net periodic benefit cost	$38	$33	$6	$7	$108	$99	$19	$19

The Company’s 2005 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2004.

11.  Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designated as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of September 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions was 27 months.  For the three and nine months ended September 30, 2005, the Company reclassified a $2 million gain (net of tax) and a $1 million gain (net of tax), respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized.  For the three and nine months ended September 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized.  The fair value of the Company’s commodity derivative instruments at September 30, 2005 was $73 million, of which $58 million was included in other current assets and $15 million was included in other assets.

For the three and nine months ended September 30, 2005, the Company recorded an $8 million gain (net of tax) and an $11 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2004, the Company recorded a $3 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and nine months ended September 30, 2005, the Company recorded a $3 million gain (net of tax) and a $2 million gain (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2004, the Company recorded an immaterial amount in cost of goods sold on settled commodity derivative instruments related to derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of September 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 15 months.  For the three and nine months ended September 30, 2005, the Company reclassified a $1 million loss (net of tax) and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  For the three and nine months ended September 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The fair value of the Company’s foreign currency derivative instruments at September 30, 2005 was $9 million and was included in other current assets.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Additionally, the Company entered into forward starting interest rate swaps of $225 million during the second quarter of 2005 at a fixed rate of 4.75% to eliminate the variability of future interest payments for a ten year period from February 2006 through February 2016.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three and nine months ended September 30, 2005, the Company reclassified an immaterial amount and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at September 30, 2005 was $6 million, of which $1 million was included in other current assets and $5 million was included in other assets.

The cumulative deferred hedge gain on all derivative instruments was $33 million (net of tax) at September 30, 2005, including a $27 million gain (net of tax) on commodity derivative instruments, a $2 million gain (net of tax) on foreign currency derivative instruments and a $4 million gain (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $23 million gain (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

12.  Income Taxes

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company has completed its evaluation of the effects of the repatriation provision and in October 2005 adopted a Domestic Reinvestment Plan to repatriate earnings of up to $500 million under this provision, and will record income taxes of up to $27 million on the amount repatriated during the fourth quarter of 2005.

13.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(226)	$31	$(238)	$(39)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	38	3	39	3
Net hedging gain reclassified into earnings	(1)
Foreign currency translation adjustment	(8)	1	(7)
Comprehensive income (loss)	$(197)	$35	$(206)	$(36)

14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(226)	$31	$(238)	$(39)
Preferred stock dividends and accretion	(3)	(3)	(9)	(9)
Net income (loss) available to common stockholders	(229)	28	(247)	(48)

Denominator:
Denominator for basic earnings per common share – Weighted average shares outstanding	255	254	255	253
Effect of dilutive securities: Employee stock options		2
Denominator for diluted earnings per common share – Adjusted weighted average shares and assumed Conversions	255	256	255	253

Basic earnings per common share	$(.90)	$.11	$(.97)	$(.19)
Diluted earnings per common share	$(.90)	$.11	$(.97)	$(.19)

SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million and $9 million is excluded from the diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004, respectively, because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2005 and the nine months ended September 30, 2004, because they are antidilutive.

15.  Goodwill and Other Intangible Assets

In December 2004, the Company acquired 15% of Innovative Packaging Corp. (“IPC”), a corrugated container facility in Milwaukee, Wisconsin for $13 million.  Previously, the Company owned 85% of IPC and, as a result of the acquisition, now owns 100%.  The cost to acquire the remaining 15% of IPC eliminated the Company’s minority interest liability of $1 million with the remaining balance of $12 million preliminarily allocated to intangible assets.  In June 2005, the Company completed its allocation of the purchase price resulting in the reclassification of $8 million from intangible assets to goodwill.  The remaining $4 million of intangible assets primarily represent customer relationships with lives of 12 years.  The $8 million of goodwill is reflected in the Containerboard and Corrugated Containers segment.

16.  Restricted Stock

In July 2005, the Company issued under its 2004 Long-Term Incentive Plan approximately 450,000 non-vested restricted stock units (“RSUs”) at a grant date fair value of $11.49 per RSU.  The Company recorded unamortized restricted stock compensation as a reduction of stockholders’ equity of $5 million associated with the issuance of the RSUs that will be charged to expense over the vesting period.

In February 2005, the Company issued approximately 175,000 non-vested RSUs at a weighted average grant date fair value of $16.32 per RSU.  In addition, the Company issued approximately 198,000 vested RSUs and approximately 42,000 related premium non-vested RSUs at $15.20 per RSU to settle its 2004 management incentive plan liability, which had been accrued for in the prior year.  The Company recorded unamortized restricted stock compensation as a reduction of stockholders’ equity of $3 million associated with the issuance of the RSUs that will be charged to expense over the vesting period.

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

A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended September 30,
2005
Revenues from external customers	$1,572	$425	$106	$2,103
Intersegment revenues	41		76	117
Segment profit (loss)	31	25	(407)	(351)

2004
Revenues from external customers	$1,628	$426	$111	$2,165
Intersegment revenues	36		80	116
Segment profit (loss)	134	20	(108)	46

Nine months ended September 30,
2005
Revenues from external customers	$4,780	$1,243	$326	$6,349
Intersegment revenues	117		222	339
Segment profit (loss)	190	63	(625)	(372)

2004
Revenues from external customers	$4,597	$1,247	$301	$6,145
Intersegment revenues	105		227	332
Segment profit (loss)	188	64	(325)	(73)

18. Contingencies

In 2003, the Company settled the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995.  The Company, along with other large linerboard manufacturers, is a defendant in nine lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, eight of which have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which has been remanded to the Kansas District Court (the “Direct Action Cases”).  The Company settled claims of certain plaintiffs in the Direct Action Cases, and made aggregate settlement payments of approximately $11 million in the second quarter of 2005 and approximately $3 million in the third quarter of 2005, which were charged against existing reserves.  The Company is vigorously defending the remaining Direct Action Cases.  While the ultimate results of the Direct Action Cases cannot be predicted with certainty, the Company believes the resolution of these cases will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2005, the United States Environmental Protection Agency (“EPA”) issued a Notice of Violation (“NOV”) and Finding of Violation (“FOV”) that alleged the Company violated the Prevention of Significant Deterioration regulations and New Source Performance Standards of the Clean Air Act in connection with the replacement of burners in a boiler at its medium mill in Ontonagon, Michigan in 1995.  Specifically, the EPA has alleged that the burner replacement project resulted in an increase of the coal burning capacity of the boiler that in turn led to increased emissions of nitrogen oxides and sulfur dioxide.  The Company believes that the burner replacement project was routine maintenance and did not increase the coal burning capacity of the boiler, and that differences in emissions resulted from permissible switching of fuels from natural gas to coal.  The Company has met with the EPA to discuss this matter, and has advised the EPA that it disagrees with the allegations and intends to contest the NOV and FOV.  Based on the information developed to date and discussion with the EPA, the Company believes the costs to resolve this matter will not be material and will not exceed established reserves.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability reflects only the Company’s expected share after consideration of the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.  As of September 30, 2005, the Company had approximately $31 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability recorded for these matters was adequately reserved at September 30, 2005.

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

•      disruptions of transportation;

•      our substantial leverage;

•      obtaining required consents or waivers from creditors in the event we are unable to satisfy covenants in our debt instruments; and

•      the risks of loss from fires, floods and other natural disasters.

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

GENERAL

Smurfit-Stone Container Corporation, a Delaware corporation, is a holding company with no business operations of its own.  We conduct our business operations through our wholly-owned subsidiary Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.  SSCE is the surviving company resulting from the merger (the Merger) of our primary operating subsidiaries on November 1, 2004.  JSCE, Inc. merged with and into Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone Container Corporation, with Stone Container as the surviving company.  Stone Container was simultaneously renamed Smurfit-Stone Container Enterprises, Inc.  The Merger was effected principally to consolidate our debt financing activities.  Stone Container and JSC(U.S.) were wholly-owned subsidiaries of Smurfit-Stone and, therefore, the Merger did not impact our consolidated financial statements.  The Merger did not impact the operating activities of the merged companies, which continue to do business as Smurfit-Stone.

RESULTS OF OPERATIONS

Strategic Reassessment Initiative

We are engaged in a strategic reassessment of our operations.  During the fourth quarter we intend to report on our initiatives resulting from this reassessment.  As the first step in this process and in order to better align our production capacity with market conditions and demand, in August 2005, we permanently closed production capacity at three North American containerboard mills as part of our strategic reassessment initiative.  We permanently closed:

•      the No. 2 paper machine at our Fernandina Beach, Florida linerboard mill;

•      our New Richmond, Quebec linerboard mill; and

•      our Bathurst, New Brunswick medium mill.

The No. 2 paper machine at Fernandina Beach, Florida has been idle since April 2001.  Our containerboard manufacturing capacity was reduced by approximately 700,000 tons, or 8.5%, as a result of these closures.  We also initiated a plan to exit our investment in the Groveton, New Hampshire medium mill and we exited our investment in the Las Vegas, Nevada converting facility.  We recorded a pretax charge of $293 million in the third quarter of 2005, $259 million of which was non-cash related to the write-down of fixed assets and other costs as a result of these closures.  The cash charges related primarily to severance and benefits and post-closure environmental costs.  The rationalization process resulted in a workforce reduction of approximately 565 employees.  Additional charges of up to $10 million will be recorded in future periods for related pension costs.

Overview

We had a net loss available to common stockholders of $229 million, or $0.90 per diluted share, for the third quarter of 2005 compared to net income of $28 million, or $0.11 per diluted share, for the same period in 2004.  Net sales decreased 2.3% compared to the second quarter of 2005 and decreased 2.9% compared to the third quarter of 2004.  Our loss was higher in 2005 due to restructuring charges and lower Containerboard and Corrugated Containers segment profit.  We recorded pretax restructuring charges of $293 million in the third quarter compared to none in the same period last year.  In the third quarter of 2005, the Containerboard and Corrugated Containers segment profits of $31 million were $103 million lower compared to the same period last year.  Lower average selling prices for containerboard and corrugated containers, lower sales volume for containerboard and higher costs for wood fiber, energy, freight and chemicals unfavorably impacted segment profits for the third quarter of 2005 compared to the same period last year.

For the nine months ended September 30, 2005, we had a net loss available to common stockholders of $247 million, or $0.97 per diluted share.  This compares to a net loss available to common stockholders of $48 million, or $0.19 per diluted share, for the same period in 2004.  Net sales for the year-to-date period increased 3.3% compared to last year.  Our loss was higher in 2005 due principally to higher restructuring charges.  We recorded pretax restructuring charges of $297 million for the nine month period compared to $17 million in the same period last year.

In the fourth quarter of 2005, we expect that costs will likely increase, driven by elevated energy and freight expense.  We will be implementing previously announced price increases across a number of our product lines; however, we expect that average sales prices for corrugated containers will be lower in the fourth quarter as a result of containerboard price declines that previously occurred in 2005.

Third Quarter 2005 Compared to Third Quarter 2004

	Three months ended September 30,
	2005		2004
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$1,572	$31	$1,628	$134
Consumer packaging	425	25	426	20
Other operations	106	4	111	7
Total segment operations	$2,103	60	$2,165	161

Restructuring charges		(293)
(Loss) gain from sale of assets		(1)		3
Interest expense, net		(88)		(87)
Gain from early extinguishment of debt				1
Non-cash foreign currency exchange losses		(16)		(19)
Corporate expenses and other (1)		(13)		(13)
Income (loss) before income taxes		$(351)		$46

(1)   Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

The decrease in net sales was due primarily to lower sales prices and sales volume for the Containerboard and Corrugated Containers segment.  Average sales prices for folding cartons and coated recycled boxboard improved.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$(30)	$11	$(5)	$(24)
Sales volume	(26)	(12)		(38)
Total	$(56)	$(1)	$(5)	$(62)

Cost of goods sold increased from $1,829 million in 2004 to $1,866 million in 2005 due primarily to higher costs for energy ($12 million), wood fiber ($8 million), freight ($17 million) and chemicals ($10 million).  Cost of goods sold as a percent of net sales increased from 84.5% in 2004 to 88.7% in 2005 due primarily to lower sales prices and the higher costs.

Selling and administrative expense decreased $2 million compared to last year.  Selling and administrative expense as a percent of net sales increased from 8.8% in 2004 to 8.9% in 2005.

Interest expense, net was $88 million in 2005, an increase of $1 million compared to 2004.  The unfavorable impact of higher average interest rates ($6 million) was partially offset by lower average borrowings ($5 million).  Our overall average effective interest rate in 2005 was approximately 50 basis points higher than in 2004.

Other, net for 2005 included non-cash foreign currency exchange losses of $16 million compared to losses of $19 million in 2004.

The benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales decreased 3.4% in 2005 compared to last year primarily as a result of lower average selling prices for containerboard and corrugated containers and lower sales volume for containerboard.  Average domestic linerboard prices in the third quarter of 2005 were 8.3% lower compared to the second quarter of 2005 and 7.4% lower compared to the third quarter of 2004.  Our average North American selling price for corrugated containers decreased 3.4% compared to the second quarter of 2005 and decreased 1.6% compared to the third quarter of 2004.  Shipments of corrugated containers were flat, while third party shipments of containerboard decreased 9.2% compared to the same period last year.  Third quarter average sales prices for market pulp and solid bleached sulfate (SBS) increased 4.3% and 3.1%, respectively, compared to the same period last year.  The average sales price for kraft paper decreased 3.8% compared to the same period last year.

Our containerboard mills operated at 93.6% of capacity in the third quarter of 2005 and containerboard production was 5.5% lower compared to last year due primarily to the reduction of inventory.  Production of market pulp increased 5.1% and SBS production increased 8.6%.  Production of kraft paper declined 11.1%.

Profits decreased $103 million due primarily to the lower sales prices for containerboard and corrugated containers, lower sales volume for containerboard and higher costs of reclaimed and wood fiber ($9 million), energy ($9 million), freight ($17 million), chemicals ($9 million) and employee benefits.

Consumer Packaging Segment

Net sales in the third quarter of 2005 were comparable to last year.  Net sales were favorably impacted by higher sales volume for folding cartons and higher average sales prices for folding cartons and coated recycled boxboard, which improved 2.8% and 8.7%, respectively.  Average sales prices for multiwall bags were 1.4% higher compared to last year.  Sales volume for folding cartons increased 3.1% despite the closure of a converting facility, while sales volume for multiwall bags decreased 5.2%.  Third party shipments of coated recycled boxboard were 5.6% higher.  Flexible packaging shipments increased 7.6%.  The coated recycled boxboard mills operated at nearly 100% of capacity in the third quarter of 2005, comparable to the same period in 2004.

Profits for the third quarter of 2005 were $5 million higher than the same period last year.  The higher average sales price and volume for folding cartons were partially offset by the lower sales volume for multiwall bags and higher costs for chemicals ($1 million), energy ($3 million), kraft paper and employee benefits.

Other Operations

Net sales decreased $5 million in the third quarter of 2005 compared to the same period in 2004 due primarily to lower sales prices for reclaimed fiber.  Total tons of fiber reclaimed and brokered decreased 1.7% as a result of lower external sales volume and lower internal consumption due primarily to the containerboard mill closures.  Profits for the third quarter of 2005 decreased $3 million compared to last year due primarily to the lower sales volume and higher costs for employee benefits.

Nine Months 2005 Compared to Nine Months 2004

	Nine months ended September 30,
	2005		2004
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$4,780	$190	$4,597	$188
Consumer packaging	1,243	63	1,247	64
Other operations	326	14	301	21
Total segment operations	$6,349	267	$6,145	273

Restructuring charges		(297)		(17)
(Loss) gain on sale of assets		(1)		3
Interest expense, net		(261)		(258)
Gain from early extinguishment of debt				1
Non-cash foreign currency exchange losses		(12)		(9)
Corporate expenses and other (1)		(68)		(66)
Loss before income taxes		$(372)		$(73)

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

The increase in net sales was due primarily to the improvements in pricing for the Containerboard and Corrugated Containers segment.  Average sales prices for folding cartons, multiwall bags, coated recycled boxboard and reclamation products also improved.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$245	$32	$1	$278
Sales volume	(62)	(36)	24	(74)
Total	$183	$(4)	$25	$204

Cost of goods sold increased from $5,361 million in 2004 to $5,565 million in 2005 due primarily to higher costs for energy ($34 million), reclaimed and wood fiber ($34 million), freight ($45 million), chemicals ($24 million) and employee benefits ($11 million).  Cost of goods sold as a percent of net sales increased from 87.2% in 2004 to 87.7% in 2005 due primarily to the higher costs.

Selling and administrative expense decreased $4 million compared to last year.  Selling and administrative expense as a percent of net sales decreased from 9.5% in 2004 to 9.1% in 2005.

We recorded pretax restructuring charges of $297 million in the nine months ended September 30, 2005, including $293 million in connection with our strategic reassessment initiative.

Interest expense, net was $261 million in 2005, an increase of $3 million compared to 2004.  The unfavorable impact of higher average interest rates ($17 million) was partially offset by lower average borrowings ($14 million).  Our overall average effective interest rate in 2005 was approximately 50 basis points higher than in 2004.

Other, net for 2005 included non-cash foreign currency exchange losses of $12 million compared to losses of $9 million in 2004.

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 4.0% in 2005 compared to last year primarily as a result of higher average sales prices.  For the year-to-date period, average domestic linerboard prices increased 9.0% compared to the same period last year.  Our average North American selling price for corrugated containers was 4.8% higher compared to 2004.  Shipments of corrugated containers decreased 1.1% and third party containerboard shipments decreased 11.4% compared to the same period last year.  Average sales prices for market pulp, SBS and kraft paper increased 4.9%, 4.2%, and 13.4%, respectively, compared to the same period last year.

Our containerboard mills operated at 91.2% of capacity for the nine months ended September 30, 2005 and containerboard production decreased 2.7% compared to last year.  Production of market pulp and SBS increased 3.2% and 4.4%, respectively, compared to last year.  Production of kraft paper declined 25.0% due primarily to the shift of production from kraft paper to containerboard on one of our paper machines.

Profits increased $2 million due primarily to the higher average sales prices.  Profits were unfavorably impacted by our lower mill operating rates, the lower sales volumes and higher costs of wood ($27 million), reclaimed fiber ($13 million), energy ($29 million), freight ($45 million), chemicals ($22 million) and employee benefits.

Consumer Packaging Segment

Net sales for 2005 were comparable to last year.  Net sales were favorably impacted by higher sales volume for folding cartons and higher average sales prices for folding cartons, coated recycled boxboard and multiwall bags, which improved 3.1%, 9.4% and 2.3%, respectively.  Sales volume for folding cartons increased 1.7% despite the closure of a converting facility, while sales volume for multiwall bags decreased 4.4% due in part to the closure of a converting facility.  Third party shipments of coated recycled boxboard were 3.8% lower and laminated product shipments declined due primarily to the sale of a plant.  Net sales were unfavorably impacted by the termination of our distribution rights for our flexible intermediate bulk container business in the third quarter of 2004.  Flexible packaging shipments increased 5.0%.  The coated recycled boxboard mills operated at 99.5% of capacity during the nine months ended September 30, 2005 compared to nearly 100% of capacity during the same period in 2004.

Profits decreased $1 million compared to last year primarily as a result of the lower multiwall bag sales volume and the higher costs of energy ($5 million), chemicals ($2 million) and employee benefits.  In addition, profits of our multiwall bag operation were unfavorably impacted by higher kraft paper cost.  Profits were favorably impacted by the higher average sales prices and higher sales volume for folding cartons.

Other Operations

Net sales increased due primarily to the impact of our i2iSM business, higher sales volume for most of our reclamation products including higher external sales volume for reclaimed fiber.  Total tons of fiber reclaimed and brokered increased 0.9% as a result of the higher external sales volume, which was partially offset by lower internal consumption due to the containerboard mill closures.  Profits decreased $7 million dollars compared to last year.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)	2005	2004	2005	2004
Mill production
Containerboard (1)	1,799	1,903	5,402	5,551
Kraft paper	48	54	150	200
Market pulp	145	138	425	412
SBS	76	70	213	204
Coated recycled boxboard	144	140	418	421
North American corrugated containers sold (billion sq. ft.) (2)	20.5	20.5	60.3	61.0
Folding cartons sold	138	134	393	386
Multiwall bags sold (million bags)	280	295	830	868
Fiber reclaimed and brokered	1,605	1,632	4,902	4,857

(1)   For the three months ended September 30, 2005 and 2004, our corrugated container plants consumed 1,387,000 tons and 1,396,000 tons of containerboard, respectively.  For the nine months ended September 30, 2005 and 2004, our container plants consumed 4,088,000 and 4,184,000 tons of containerboard, respectively.

(2)   North American corrugated containers sold exclude intercompany shipments.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the nine months ended September 30:

(In millions)	2005	2004

Net cash provided by (used for):
Operating activities	$162	$102
Investing activities	(199)	(119)
Financing activities	36	17
Net decrease in cash	$(1)	$

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 increased $60 million compared to the same period in 2004 due primarily to lower working capital.  Working capital decreased $7 million in the first nine months of 2005.  The lower level of working capital in 2005 was primarily due to lower inventory levels and a decrease in accounts receivable as a result of lower average selling prices.  The lower inventory and accounts receivable was partially offset by a decrease in accounts payable, which included a payment of $46 million related to the settlement of the antitrust class action litigation.

Net Cash Used For Investing Activities

Net cash used for investing activities was $199 million for the nine months ended September 30, 2005.  Expenditures for property, plant and equipment were $201 million for the first nine months of 2005 compared to $139 million for the same period last year.  The $201 million expended for property, plant and equipment in 2005 included $38 million for environmental projects and $163 million for upgrades, modernization and expansion.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2005 of $36 million included net borrowings of $43 million.  Cash proceeds from the exercise of stock options were $1 million compared to $50 million for the same period last year.

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

On October 5, 2005, we and our lending group entered into an amendment to the Credit Agreement to increase the Consolidated Senior Secured Leverage Ratio for the period ending September 30, 2005 from 3.00x to 3.25x.  The other material terms of the Credit Agreement, including interest rate, security and final maturity, remained the same as under the original Credit Agreement.

Subsequent to obtaining the amendment, we determined that we were in compliance with all of the original financial covenants contained in the Credit Agreement at September 30, 2005.  However, we anticipate that our operating performance in the fourth quarter of 2005 will likely result in the violation of certain financial covenants of the Credit Agreement.  As a result, during the fourth quarter of 2005, we intend to seek an amendment to the Credit Agreement to revise certain of the financial covenants.  Although we believe that we will obtain such an amendment, failure to obtain the amendment would result in a default under the Credit Agreement if we violate any of the financial covenants, which could result in a material adverse impact on our financial condition.

Future Cash Flows

Scheduled debt payments, including capital lease payments, for the remainder of 2005 and for 2006 are $8 million and $33 million, respectively.

As of September 30, 2005, we had authorized commitments for future capital expenditures of approximately $252 million.  We expect capital expenditures for 2005 to be approximately $275 million.

As described in our 2004 Annual Report on Form 10-K (2004 Form 10-K), we continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule and the new Boiler MACT regulation.  Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I will be approximately $75 million to $80 million ($16 million of which was spent in 2004, $15 million in the first nine months of 2005, approximately $14 million to be spent in the remainder of 2005 and the balance in 2006).  Based on currently available information, we estimate that the aggregate compliance cost of Boiler MACT will be approximately $75 million to $80 million ($1 million of which was spent in 2004, $10 million in the first nine months of 2005, approximately $8 million to be spent in the remainder of 2005 and the balance in 2006 and 2007).  In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance.  Excluding the spending on the Cluster Rule and Boiler MACT projects, we spent $12 million in the first nine months of 2005 and anticipate spending approximately $3 million over the remainder of 2005 on environmental projects.

We recorded restructuring charges of $297 million in the first nine months of 2005, including severance, benefits and post-closure environmental costs of $36 million.  During the nine months ended September 30, 2005, we incurred cash expenditures of $6 million for these exit liabilities.  Future cash outlays for these exit liabilities will be approximately $16 million in the fourth quarter of 2005, $9 million in 2006 and $5 million thereafter.

At December 31, 2004, we had $33 million of accrued exit liabilities related to restructuring activities.  During the nine months ended September 30, 2005, we incurred cash expenditures of $11 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

As described in our 2004 Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $870 million as of December 31, 2004.  For the nine months ended September 30, 2005, we contributed approximately $140 million to the pension plans and expect to contribute a total of approximately $175 million in 2005.  Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates, the earnings performance of our plan assets and any changes in pension regulations.

As of September 30, 2005, we have unused borrowing capacity under SSCE’s revolving credit facilities of $474 million.  We expect these cash sources will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, severance costs and other rationalization expenditures, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Income Taxes

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  We have completed our evaluation of the effects of the repatriation provision and, in October 2005, adopted a Domestic Reinvestment Plan to repatriate earnings up to $500 million under this provision and will record income taxes of up to $27 million during the fourth quarter of 2005.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  Our objective is to fix the price of a portion of the purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of September 30, 2005, we had derivative instruments to hedge approximately 60% to 80% of our expected natural gas requirements through September 2006 and approximately 20% to 45% of our requirements from October 2006 through

December 2007.  The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include the impact of the natural gas derivative instruments.  See Note 11 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada.  The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of September 30, 2005, we had monthly Canadian dollar forward purchase contracts to hedge substantially all of our Canadian dollar requirements through December 2005, approximately 75% of our Canadian dollar requirements for the first quarter of 2006, approximately 95% for the second quarter of 2006 and approximately 40% for the remainder of 2006.

The Canadian dollar as of September 30, 2005, compared to December 31, 2004 strengthened 3.5% against the U.S. dollar.  We recognized non-cash foreign currency exchange losses of $12 million for the nine months ended September 30, 2005 compared to losses of $9 million for the same period last year.

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

In the fourth quarter of 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans.  Contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.  In the second quarter of 2005, we entered into forward starting interest rate swaps of $225 million at a fixed rate of 4.75% to eliminate the variability of future interest payments for a ten year period from February 2006 through February 2016.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate and are recorded in other comprehensive income until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.

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

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

In 2003, we settled the antitrust class action cases pending against Smurfit-Stone, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995.  Smurfit-Stone, along with other large linerboard manufacturers, is a defendant in nine lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, eight of which have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which has been remanded to the Kansas District Court (the Direct Action Cases).  We have settled claims of certain plaintiffs in the Direct Action Cases, and made aggregate settlement payments of approximately $11 million during the second quarter of 2005 and approximately $3 million in the third quarter of 2005, which were charged against existing reserves.  We are vigorously defending the remaining Direct Action Cases.  While the ultimate results of the Direct Action Cases cannot be predicted with certainty, we believe the resolution of these cases will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In April 2005, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) and Finding of Violation (FOV) that alleged that SSCE violated the Prevention of Significant Deterioration regulations and New Source Performance Standards of the Clean Air Act in connection with the replacement of burners in a boiler at its medium mill in Ontonagon, Michigan in 1995.  Specifically, the EPA has alleged that the burner replacement project resulted in an increase of the coal burning capacity of the boiler that in turn led to increased emissions of nitrogen oxides and sulfur dioxide.  SSCE believes that the burner replacement project was routine maintenance and did not increase the coal burning capacity of the boiler, and that differences in emissions resulted from permissible switching of fuels from natural gas to coal.  SSCE has met with the EPA to discuss this matter, and has advised the EPA that it disagrees with the allegations and intends to contest the NOV and FOV.  Based on the information developed to date and discussion with the EPA, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: November 7, 2005	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)