Form 10-Q
period 2006-09-30
SMURFIT STONE CONTAINER CORP
filed 2006-11-07
CIK 919226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2006

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
Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 3, 2006, the registrant had outstanding 254,703,473 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2006	2005	2006	2005
Net sales	$1,844	$1,696	$5,338	$5,165
Costs and expenses
Cost of goods sold	1,551	1,513	4,653	4,536
Selling and administrative expenses	165	160	508	490
Restructuring charges	13	293	35	297
(Gain) loss on sale of assets		1	(24)	1
Income (loss) from operations	115	(271)	166	(159)
Other income (expense)
Interest expense, net	(78)	(88)	(266)	(260)
Loss on early extinguishment of debt			(28)
Other, net	(3)	(18)	(26)	(20)
Income (loss) from continuing operations before income taxes	34	(377)	(154)	(439)
(Provision for) benefit from income taxes	(14)	136	59	161
Income (loss) from continuing operations	20	(241)	(95)	(278)
Discontinued operations
Income from discontinued operations, net of income tax provision of $9 for the nine months ended September 30, 2006 and $11 and $27 for the three and nine months ended September 30, 2005		15	14	40
Loss on sale of discontinued operations, net of income tax benefit (provision) of $1 and ($174) for the three and nine months ended September 30, 2006	(2)		(3)
Net income (loss)	18	(226)	(84)	(238)
Preferred stock dividends and accretion	(3)	(3)	(9)	(9)
Net income (loss) available to common stockholders	$15	$(229)	$(93)	$(247)

Basic and diluted earnings per common share
Income (loss) from continuing operations	$.07	$(.96)	$(.41)	$(1.13)
Discontinued operations		.06	.06	.16
Loss on sale of discontinued operations	(.01)		(.01)
Net income (loss) available to common stockholders	$.06	$(.90)	$(.36)	$(.97)
Weighted average shares outstanding	255	255	255	255

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share data)	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7	$5
Receivables, less allowances of $5 in 2006 and $10 in 2005	143	224
Retained interest in receivables sold	213	139
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	161	234
Materials and supplies	398	500
	559	734
Prepaid expenses and other current assets	38	82
Total current assets	960	1,184
Net property, plant and equipment	3,765	4,245
Timberland, less timber depletion	43	44
Goodwill	2,873	3,309
Other assets	290	332
	$7,931	$9,114
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$90	$35
Accounts payable	548	654
Accrued compensation and payroll taxes	165	186
Interest payable	72	97
Income taxes payable	5	17
Current deferred income taxes	16	15
Other current liabilities	154	184
Total current liabilities	1,050	1,188
Long-term debt, less current maturities	3,633	4,536
Other long-term liabilities	1,141	1,123
Deferred income taxes	317	385
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 shares issued and outstanding	92	89
Common stock, par value $.01 per share; 400,000,000 shares authorized; 255,279,125 and 254,652,321 shares issued and outstanding in 2006 and 2005, respectively	3	3
Additional paid-in capital	4,033	4,009
Retained earnings (deficit)	(1,939)	(1,846)
Accumulated other comprehensive income (loss)	(399)	(373)
Total stockholders’ equity	1,790	1,882
	$7,931	$9,114

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, (In millions)	2006	2005
Cash flows from operating activities
Net loss	$(84)	$(238)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on disposition of discontinued operations	(171)
Loss on early extinguishment of debt	28
Depreciation, depletion and amortization	288	308
Amortization of deferred debt issuance costs	7	7
Deferred income taxes	91	(159)
Pension and postretirement benefits	(2)	(33)
(Gain) loss on sale of assets	(24)	1
Non-cash restructuring charges	16	261
Non-cash stock-based compensation	18	9
Non-cash foreign currency losses	12	12
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold		9
Inventories	27	25
Prepaid expenses and other current assets	10	1
Accounts payable and accrued liabilities	(88)	(12)
Interest payable	(25)	(16)
Other, net	17	(13)
Net cash provided by operating activities	120	162
Cash flows from investing activities
Expenditures for property, plant and equipment	(198)	(201)
Proceeds from property disposals and sale of businesses	956	7
Payments on acquisitions		(5)
Net cash provided by (used for) investing activities	758	(199)
Cash flows from financing activities
Proceeds from long-term debt		72
Net repayments of debt	(848)	(29)
Debt repurchase premiums	(24)
Preferred dividends paid	(6)	(6)
Proceeds from exercise of stock options	2	1
Deferred debt issuance costs		(2)
Net cash provided by (used for) financing activities	(876)	36
Increase (decrease) in cash and cash equivalents	2	(1)
Cash and cash equivalents
Beginning of period	5	6
End of period	$7	$5

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

Recently Adopted Accounting Standard:  In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” effective for the Company April 1, 2006, for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   The Company adopted EITF No. 04-13 effective April 1, 2006.  EITF No. 04-13 required the Company to prospectively report certain inventory buy/sell transactions of similar containerboard types in the Containerboard and Corrugated Containers segment on a net basis in the consolidated statements of operations, thereby reducing net sales and cost of goods sold by $64 million and $134 million, respectively, for the three and six months ended September 30, 2006.  Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the nine months ended September 30, 2006, and $65 million and $218 million, respectively, for the three and nine months ended September 30, 2005.

Prospective Accounting Standards:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective for fiscal years ending after December 15, 2006.  This standard requires the funded status of the Company’s defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, be recorded as an asset or liability with the after-tax impact recorded to other comprehensive income (“OCI”) in the December 31, 2006 balance sheet, based on an actuarial valuation as of that date.  Subsequent changes in the funded status of the plans will be recognized in OCI in the year in which the changes occur.  SFAS No. 158 has no impact on the consolidated statements of operations.  The Company expects this new standard to increase pension and other postretirement liabilities, included in other long-term liabilities in the consolidated balance sheet, by approximately $225 million at December 31, 2006 with the offset recorded to OCI, net of tax.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities,” effective for fiscal years beginning after December 15, 2006, and the Company plans to adopt this standard effective January 1, 2007.  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard will not impact the Company’s previous annual financial statements, however, the Company is currently evaluating the impact on the 2006 interim financial statements as it is the Company’s current policy to accrue in advance certain major maintenance projects.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 as of January 1, 2007, and the cumulative effect of the new standard will be recorded as an adjustment to retained earnings.  The Company has not determined the impact, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

2.              Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.              Discontinued Operations

During the second quarter of 2006, the Company entered into an agreement to sell substantially all of the assets of the Consumer Packaging division to a company formed by Texas Pacific Group for $1.04 billion.  On June 30, 2006, the Company completed the sale transaction and received cash proceeds of $902 million, which excluded $126 million of estimated accounts receivable previously sold to Stone Receivables Corporation (“SRC”) under the accounts receivable securitization program and was net of sales transaction costs and other closing adjustments.  The Company recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments as provided in the sale agreement.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

During the third quarter of 2006, the Company finalized its accounting for this transaction and recorded an additional pretax loss of $3 million, which was reduced by a $1 million income tax benefit.  In October 2006, the sale proceeds were reduced by $5 million as a result of the final working capital adjustments, which were previously accrued.

The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.   Net sales for these operations were $787 million for the nine months ended September 30, 2006, and $407 million and $1,184 million, respectively, for the three and nine months ended September 30, 2005.  These facilities employed approximately 6,600 hourly and salaried employees.  The results of operations from the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

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
$134

4.              Strategic Initiatives and Restructuring Activities

During the fourth quarter of 2005, the Company announced a strategic reassessment plan to improve performance and better position the Company for long-term growth.  The plan focuses on cost reduction and productivity initiatives from which the Company expects to achieve $525 million in annual savings by the end of 2008.  As part of the initiative plan, the Company completed the sale of its Consumer Packaging division on June 30, 2006 and used the proceeds to reduce debt.  The original cost reduction and productivity initiatives target included cost savings benefits to be derived from the Consumer Packaging division and, accordingly, the Company has adjusted this target to exclude the impact of the Consumer Packaging division from both the target and actual savings achieved.

In connection with this plan, during the third quarter of 2006, the Company recorded restructuring charges of $13 million, including non-cash charges of $6 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value.  Restructuring charges are net of a $4 million gain from the sale of a previously closed facility.  The Company has shut down or announced the closure of five converting facilities and idled one corrugator during the quarter, which resulted in the termination of approximately 350 employees.  The remaining charges were primarily for severance and benefits, including pension settlement costs of $4 million.

For the nine months ended September 30, 2006, the Company recorded restructuring charges of $35 million, including non-cash charges of $16 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value.  The remaining charges were primarily for severance and benefits, including pension settlement costs of $6 million.  The Company has shut down or announced the closure of eleven converting facilities and idled three corrugators during the nine month period, which resulted in the termination of approximately 830 employees.  The net sales and operating losses of these facilities in 2006 prior to closure were $83 million and $14 million, respectively.  The net sales and operating losses of these facilities for the year ended December 31, 2005 were $178 million and $17 million, respectively.  Additional charges of up to $9 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities and for pension settlement costs.

During the third quarter of 2005, the Company permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill.  The Company’s containerboard manufacturing capacity was reduced by approximately 700,000 tons, or 8.5%, as a result of these closures.  In addition, the Company initiated a plan to exit its investment in the Groveton, New Hampshire medium mill and exited its investment in the Las Vegas, Nevada converting facility.  The Company recorded restructuring charges of $293 million and $297 million for the three and nine months ended September 30, 2005, respectively, including non-cash charges of $256 million and $261 million, respectively, to write-down assets, primarily property, plant and equipment, to estimated net realizable value and $3 million related to a pension curtailment non-cash charge for terminated employees.  The remaining charges were primarily for severance, benefits and post-closure environmental costs.

At December 31, 2005, the Company had $55 million of accrued exit liabilities related to the restructuring of operations.  For the three and nine months ended September 30, 2006, the Company incurred $3 million and $19 million, respectively, of cash disbursements related to these exit liabilities.  In addition, for the three and nine months ended September 30, 2006, the Company incurred $8 million and $15 million, respectively, of cash disbursements related to exit liabilities established during 2006.

5.              Stock-Based Compensation

The Company has stock options and restricted stock units (“RSUs”) outstanding under several long-term incentive plans.  The stock options granted under plans prior to the 1998 Long-Term Incentive Plan (the “1998 Plan”) are fully vested and exercisable.

The 1998 Plan and the 2004 Long-Term Incentive Plan (the “2004 Plan”) have reserved 16.5 million and 12.5 million shares, respectively, of Company common stock for non-qualified stock options, RSUs and performance awards to officers, key employees and non-employee directors of the Company.  The stock options are exercisable at a price equal to the fair market value of the Company’s stock on the date of grant.  The vesting schedule and other terms and conditions of options granted under each plan are established separately for each grant.  These options expire no later than ten years from the date of grant.

Certain grants under the 1998 Plan and the 2004 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific ownership conditions are met.  These grants issued before December 31, 2005 allowed for immediate vesting and exercisability in the event of retirement.  For grants issued after December 31, 2005, retirees do not vest immediately, but rather over the service period.  These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date.

SFAS No. 123

In 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption, and utilized the Black-Scholes formula to estimate the value of stock options granted to employees.  The assumptions used in the Black-Scholes formula are described in the 2005 10-K.  Because the prospective transition method was used and awards vest over three to eight years (see below), the expense for the three and nine months ended September 30, 2005 is less than what would have been recognized if the fair value-based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three and nine month periods ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss available to common stockholders, as reported	$(229)	$(247)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2	5
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4)	(10)
Pro forma net loss available to common stockholders	$(231)	$(252)

Earnings per share:
Basic and diluted — as reported	$(.90)	$(.97)
Basic and diluted — pro forma	$(.91)	$(.99)

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Shared-Based Payment” (“SFAS No. 123(R)”)  effective January 1, 2006, which is a revision of SFAS No. 123.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS No. 123(R) on January 1, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) must be applied to new awards and to previously granted awards that are not fully vested on the effective date, but does not require a restatement of previous years’ financial statements.  Upon adoption, the Company implemented a lattice option pricing model to estimate the fair value of stock options granted after January 1, 2006.  The Company changed to a lattice option pricing model as it accommodates dynamic assumptions of expected volatility over the option’s contractual term, and estimates of expected option exercise patterns during the option’s contractual term, including the effect of blackout periods, which provides a better estimate of the options’ fair value and more fully reflects the substantive characteristics of the Company’s stock-based compensation.

The lattice option pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical volatility on the Company’s common stock and current implied volatilities from traded options on the Company’s common stock.  The risk-free interest rate was based on U.S. Treasury security yields at the time of grant.  The dividend yield on the Company’s common stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future.  The expected life was determined from the lattice option pricing model.  The lattice option pricing model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.  The following table provides the assumptions used in determining the fair value of the stock-based awards granted during the nine months ended September 30, 2006 and 2005, using the lattice option pricing model and Black-Scholes formula, respectively.

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Weighted-average dividend yield	0.00%	0.00%
Weighted-average volatility	36%	41%
Risk-free interest rate	4.60%	4.09%
Weighted-average expected life	5	6

For stock options and RSUs granted subsequent to the adoption of SFAS No. 123(R) on January 1, 2006, the compensation expense for employees that become eligible to retire is recognized over the period from date of grant through the date that the employee first becomes eligible to retire and is no longer required

to provide service to earn the award.   Stock options and RSUs granted prior to December 31, 2005 allowed for immediate vesting and exercisability in the event of retirement.  The Company had recognized compensation expense over the explicit service period (up to the date of actual retirement) and will continue this method for awards granted prior to the adoption of SFAS No. 123(R).

The impact of adopting SFAS No. 123(R) for the three and nine months ended September 30, 2006 was an increase in selling and administrative expenses of $1 million and $4 million, respectively, due to recognizing expense on non-vested, outstanding shares issued prior to the adoption of SFAS No. 123 on January 1, 2003.  The related tax benefit was an immaterial amount and $1 million, respectively, for the three and nine months ended September 30, 2006.  The net earnings per share impact was zero and $(.01), respectively, for the three and nine months ended September 30, 2006.

Total pretax stock-based compensation costs recognized in selling and administrative expense in the consolidated statements of operations for the nine months ended September 30, 2006 and 2005 was $18 million and $9 million, respectively.  The related tax benefit was $7 million and $4 million, respectively, for the nine months ended September 30, 2006 and 2005.

At September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $32 million to be recognized through March 31, 2009, with a weighted-average expense period of approximately two years.

Stock Options

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

Under the 2004 Plan, during the first and second quarters of 2006, the Company granted performance-based stock options to management level employees responsible for implementing the strategic initiatives plan.  Vesting is dependent upon the financial performance of the Company and the attainment of the strategic initiatives savings from 2006 to 2008.  These performance-based stock options expire no later than seven years from the date of grant.  Compensation expense is recorded over the three-year performance period based on the achievement of the performance criteria.

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2006	14,457,126	$14.55
Granted	4,645,100	13.05
Exercised	(140,761)	12.78
Cancelled	(1,942,476)	14.04
Outstanding at September 30, 2006	17,018,989	14.22	5.76

Exercisable at September 30, 2006	10,017,560	$14.40	4.32

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $4.73 and $6.34, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $0.1 million and $0.8 million, respectively.

The aggregate intrinsic value of stock options exercisable at September 30, 2006 was $0.1 million.  The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price as of September 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.

RSUs

The Company issues RSUs to pay a portion of employee bonuses under its annual management incentive plan.  These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date.  The Company pays a premium on the employee bonuses in the form of RSUs (“Premium RSUs”) to certain employees.  Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date.  Non-employee directors are annually awarded non-vested RSUs as part of their director compensation.  In 2006 and 2005, the Company granted non-vested RSUs under the 2004 Plan to certain employees.  These non-employee directors and employee non-vested RSUs vest at the earlier of a change in control, death, disability or three years after the award date.  The RSUs are non-transferable and do not have voting rights.

Additional information relating to RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Vested RSUs
Outstanding vested RSUs at January 1, 2006	732,838	$15.07
Granted	175,896	13.02
Converted	(623,168)	14.31
Transfer from non-vested	307,964	14.68
Outstanding vested RSUs at September 30, 2006	593,530	15.06

Non-Vested RSUs
Outstanding non-vested RSUs at January 1, 2006	1,267,866	$14.76
Granted	384,002	13.25
Forfeited	(119,055)	12.31
Transfer to vested	(307,964)	14.68
Outstanding non-vested RSUs at September 30, 2006	1,224,849	14.54

Total outstanding RSUs at September 30, 2006	1,818,379	$14.71

6.              Gain on Sale of Assets

The Company recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of its Port St. Joe, Florida joint venture interest and related real estate.

7.              Other, Net

For the three and nine months ended September 30, 2006, the Company recorded non-cash foreign currency losses of an insignificant amount and $12 million, respectively, related to its operations in Canada.  For the three and nine months ended September 30, 2005, the Company recorded non-cash foreign currency losses of $16 million and $12 million, respectively, related to its operations in Canada.

8.  Accounts Receivable Securitization Programs

At September 30, 2006 and December 31, 2005, $700 million and $592 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet SRC debt and funding received from the Canadian accounts receivable program totaled $494 million and $472 million, respectively, as of those dates.

On September 28, 2006, $137 million of containerboard customer accounts receivables, net of related allowance for doubtful accounts, were sold into the SRC accounts receivable securitization program, of which $78 million were retained by the Company as a subordinated interest and recorded in retained interest in receivables sold in the consolidated balance sheet.

The Consumer Packaging division receivables sold under the accounts receivable securitization program were substantially collected as of September 30, 2006 and were used to reduce the related off-balance sheet debt (See Note 3).

9.  Long-Term Debt

On May 23, 2006, SSCE commenced a cash tender offer to purchase up to $400 million in unsecured senior notes, applicable to any and all of its $300 million aggregate principal amount of outstanding 9.25% unsecured senior notes due 2008 and a portion of its $750 million aggregate principal amount of outstanding 9.75% unsecured senior notes due 2011.  Approximately $298 million of the outstanding 9.25% unsecured senior notes were purchased by SSCE at a price equal to 105.8% of the principal amount thereof (together with accrued interest thereon) and approximately $725 million of the outstanding 9.75% unsecured senior notes were tendered.  Pursuant to the terms of the tender offer, SSCE purchased approximately $102 million of the 9.75% unsecured senior notes on a pro-rata basis at a price equal to 105.1% of the principal amount thereof (together with accrued interest thereon).

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

In September 2006, the Company used $59 million of proceeds received from the SRC accounts receivable securitization program to repay $50 million of the outstanding Tranche B term loan due November 1, 2011 and $9 million of the revolving credit facility (See Note 8).

10.  Guarantees

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At September 30, 2006, the maximum potential amount of future payments related to these guarantees was approximately $34 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, which the Company currently believes is not probable, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

In March 2006, the Company entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010.  The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the manufacture of corrugated containerboard.  The Company and the third party are parties to a supply agreement through 2021, whereby the Company sells containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to the Company.  At September 30, 2006, the maximum potential amount of future payments related to this guarantee was approximately $12 million, and decreases as the third party’s contractual financial targets are met.  The Company has no recourse to the assets of the third party, other than that of a general unsecured creditor.  The fair value of this guarantee at September 30, 2006 was an immaterial amount and is included in other long-term assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheet.

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

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs, including the discontinued Consumer Packaging division through June 30, 2006, are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$15	$20	$1	$2	$54	$61	$4	$6
Interest cost	50	47	3	4	146	142	10	11
Expected return on plan assets	(56)	(52)			(167)	(157)
Amortization of prior service cost (benefit)	2	2	(1)	(1)	7	7	(3)	(2)
Amortization of net loss	14	16	1	1	57	47	3	4
Curtailment loss (gain)		3			15	3	(5)
Settlements	4				6
Multi-employer plans	2	2			5	5
Net periodic benefit cost	$31	$38	$4	$6	$123	$108	$9	$19

The Company’s 2006 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2005.

The 2006 curtailment loss (gain) are related to the sale of the Consumer Packaging division and are included in the net loss on sale of discontinued operations (See Note 3).

The 2006 settlement charges are related to closed facilities and are included as part of restructuring charges (See Note 4).

12.  Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil.  The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item.  As of September 30, 2006, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with the commodities forecasted transactions was 27 months.

For the three and nine months ended September 30, 2006, the Company reclassified a $2 million loss (net of tax) from OCI to cost of goods sold when the hedged items were recognized.  For the three and nine months ended September 30, 2005, the Company reclassified a $2 million gain (net of tax) and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.  The fair value of these commodity derivative instruments at September 30, 2006 was a $27 million liability, of which $20 million was included in other current liabilities, and $7 million was included in other long-term liabilities.

For the three and nine months ended September 30, 2006, the Company recorded a $5 million loss (net of tax) and a $13 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2005, the Company recorded an $8 million gain (net of tax) and an $11 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and nine months ended September 30, 2006, the Company recorded a $2 million loss (net of tax) and a $4 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2005, the Company recorded a $3 million gain (net of tax) and a $2 million gain (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of September 30, 2006, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 15 months.  For the three and nine months ended September 30, 2006, the Company reclassified a $1 million gain (net of tax) and a $3 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  For the three and nine months ended September 30, 2005, the Company reclassified a $1 million loss (net of tax) and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at September 30, 2006 was a $5 million asset, of which $4 million was included in prepaid expenses and other current assets, and $1 million was included in other assets.

For the three and nine months ended September 30, 2006, the Company recorded an immaterial amount in cost of goods sold related to the change in fair value of certain foreign currency derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2005, the Company recorded an immaterial amount and a $1 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain foreign currency derivative instruments not qualifying for hedge accounting.

For the three and nine months ended September 30, 2006, the Company recorded an immaterial amount in cost of goods sold on settled foreign currency derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2005, the Company recorded an immaterial amount and a $1 million gain (net of tax), respectively, in cost of goods sold on settled foreign currency derivative instruments not qualifying for hedge accounting

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three and nine months ended September 30, 2006, the Company reclassified a $1 million gain (net of tax) from OCI to interest expense when the hedged items were recognized.  For the three and nine months ended September 30, 2005, the Company reclassified an immaterial amount and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at September 30, 2006 was a $10 million asset included in other assets.

The cumulative deferred hedge loss on all derivative instruments was $2 million (net of tax) at September 30, 2006, including a $9 million loss (net of tax) on commodity derivative instruments, a $1 million gain (net of tax) on foreign currency derivative instruments and a $6 million gain (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $3 million loss (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

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

The sale of the Consumer Packaging division generated a $14 million U.S. federal alternative minimum tax, of which $9 million was paid in the third quarter and $5 million is expected to be paid in the fourth quarter of 2006.

14.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$18	$(226)	$(84)	$(238)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(14)	38	(23)	39
Net hedging loss (gain) reclassified into earnings		(1)	(2)
Foreign currency translation adjustment		(8)	(1)	(7)
Comprehensive income (loss)	$4	$(197)	$(110)	$(206)

15.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$20	$(241)	$(95)	$(278)
Preferred stock dividends and accretion	(3)	(3)	(9)	(9)
Net income (loss) from continuing operations available to common stockholders	$17	$(244)	$(104)	$(287)

Denominator:
Denominator for basic and diluted earnings per share — adjusted weighted average shares	255	255	255	255

Basic and diluted earnings per share from continuing operations	$.07	$(.96)	$(.41)	$(1.13)

SSCC preferred stock that is convertible into three million shares of common stock with an earnings effect of $3 million and $9 million is excluded from the diluted earnings per share computations for each of the three and nine months ended September 30, 2006 and 2005, respectively, because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, because they are antidilutive.

16.  Restricted Stock

In May 2006, the Company issued 127,500 non-vested RSUs at a weighted average grant date fair value of $13.10 per RSU.  The non-vested RSUs vest in three years, in accordance with the Company’s 2004 Long-Term Incentive Plan.

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

17.  Goodwill

The following table summarizes the activity of goodwill by segment for the nine months ended September 30, 2006:

	Containerboard & Corrugated Containers	Consumer Packaging		Total
Balance at January 1, 2006	$3,030		$279	$3,309
Goodwill included in loss on sale of discontinued operations		(279)		(279)
Goodwill reduced as a result of a reduction of valuation allowances associated with NOL utilization	(157)			(157)
Balance at September 30, 2006	$2,873	$		$2,873

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

A summary by business segment follows:

	Containerboard & Corrugated Containers	Other	Total
Three months ended September 30,
2006
Revenues from external customers	$1,733	$111	$1,844
Intersegment revenues		71	71
Segment profit (loss)	165	(131)	34

2005
Revenues from external customers	$1,604	$92	$1,696
Intersegment revenues		61	61
Segment profit (loss)	34	(411)	(377)

Nine months ended September 30,
2006
Revenues from external customers	$5,056	$282	$5,338
Intersegment revenues		172	172
Segment profit (loss)	293	(447)	(154)

2005
Revenues from external customers	$4,874	$291	$5,165
Intersegment revenues		177	177
Segment profit (loss)	194	(633)	(439)

19. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $4 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of September 30, 2006, the Company had approximately $24 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at September 30, 2006.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business.  While the ultimate outcome of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

DISCONTINUED OPERATIONS

During the second quarter of 2006, we entered into an agreement to sell substantially all of the assets of the Consumer Packaging division to a company formed by Texas Pacific Group for $1.04 billion.  On June 30, 2006, we completed the sale transaction and received cash proceeds of $902 million, which excluded $126 million of estimated accounts receivables previously sold to Stone Receivables Corporation (SRC) under the accounts receivable securitization program and was net of sales transaction costs and other closing adjustments.  We recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments as provided in the sale agreement.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

During the third quarter of 2006, we finalized our accounting for this transaction and recorded an additional pretax loss of $3 million, which was reduced by a $1 million income tax benefit.  In October 2006, the sales proceeds were reduced by $5 million as a result of the final working capital adjustments, which were previously accrued.

The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses, and one consumer packaging plant in Brampton, Ontario.  Net sales for these operations were $787 million for the nine months ended September 30, 2006, and $407 million and $1,184 million, respectively for the three and nine months ended September 30, 2005.  These facilities employed approximately 6,600 hourly and salaried employees.  The results of operations from the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

Strategic Initiatives

During the fourth quarter of 2005, we announced a strategic reassessment plan to improve performance and better position us for long-term growth.  Our plan focuses on cost reduction and productivity initiatives from which we expect to achieve $525 million in annual savings by the end of 2008.

As part of the initiative plan, we completed the sale of our Consumer Packaging division on June 30, 2006 and used the proceeds to reduce debt.  Our original initiative target included cost savings benefits to be derived from the Consumer Packaging division and accordingly, we have adjusted this target to exclude the impact of the Consumer Packaging division from both the target and actual savings achieved.

For 2006, we are targeting $240 million of cost savings and productivity improvements from our strategic initiatives.  During the three and nine months ended September 30, 2006, we realized estimated savings of $66 million and $156 million, respectively, from these initiatives compared to prior year cost levels as adjusted for the impact of inflation.  Since we announced our strategic reassessment plan, we have realized cumulative initiative savings of approximately $201 million.  The cumulative savings include a reduction of fixed costs primarily related to the closures of two containerboard mills in August 2005, other workforce reductions in the Containerboard and Corrugated Containers segment and a one-time curtailment gain related to the elimination of postretirement health care and life insurance benefits for certain employees.  To date, we have closed two containerboard mills, shut down or announced the closures of 13 converting facilities and idled three corrugators.  As a result of these actions, we have reduced our headcount by approximately 3,200 since June 30, 2005, including more than 1,700 during the first nine months of 2006.

Recently Adopted Accounting Standards

In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” (EITF No. 04-13), effective for us April 1, 2006, for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.  We adopted EITF No. 04-13 effective April 1, 2006, which required us to prospectively report certain inventory buy/sell transactions of similar containerboard types in our Containerboard and Corrugated Containers segment on a net basis in our consolidated statements of operations, thereby reducing net sales and cost of goods sold by $64 million and $134 million, respectively, for the three and six months ended September 30, 2006.  Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the nine months ended September 30, 2006, and $65 million and $218 million, respectively, for the three and nine months ended September 30, 2005.

Overview

We had net income available to common stockholders of $15 million, or $.06 per diluted share, for the third quarter of 2006 compared to a net loss of $229 million, or $.90 per diluted share, for the same period in 2005.  Net sales increased 4.5% compared to the second quarter of 2006 and increased 8.7% compared to the third quarter of 2005.  The improvement in net income compared to the third quarter of 2005 was due primarily to lower restructuring charges and higher Containerboard and Corrugated Containers segment profit.  We recorded pretax restructuring charges of $13 million in the third quarter of 2006 compared to $293 million in the same period last year.  In the third quarter of 2006, the Containerboard and Corrugated Containers segment profits of $165 million were $131 million higher compared to the same period last year due primarily to higher average selling prices for containerboard and corrugated containers and higher containerboard sales volume.

For the nine months ended September 30, 2006, we had a net loss available to common stockholders of $93 million, or $.36 per diluted share.  This compares to a net loss available to common stockholders of $247 million, or $.97 per diluted share, for the same period in 2005.  Net sales for the year-to-date period increased 3.3% compared to last year.  Our loss was lower in 2006 due primarily to lower restructuring charges and higher Containerboard and Corrugated Containers segment profit.  We recorded pretax restructuring charges of $35 million for the nine month period in 2006 compared to $297 million in the same period last year.  For the nine months ended September 30, 2006, the Containerboard and Corrugated Containers segment profits of $293 million were $99 million higher compared to the same period last year due primarily to higher average selling prices for containerboard and corrugated containers and higher containerboard sales volume.

We expect to remain profitable in the fourth quarter of 2006.  However, lower containerboard mill production due to additional scheduled maintenance downtime, higher energy usage and a turbine failure at our Florence, South Carolina mill will result in a decline in our sequential earnings.  We expect cost for freight, wood fiber and other material to be higher, but the impact of these items will be partially offset by continuing incremental benefit from our strategic initiatives.

Third Quarter 2006 Compared to Third Quarter 2005

	Three months ended September 30,
	2006		2005
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,733	$165	$1,604	$34
Other operations (1)	111	5	92	4
Total segment operations	$1,844	170	$1,696	38

Restructuring charges		(13)		(293)
Loss on sale of assets				(1)
Interest expense, net		(78)		(88)
Non-cash foreign currency exchange losses				(16)
Mark-to-market gains (losses) on derivative instruments (2)		(10)		19
Corporate expenses and other (3)		(35)		(36)
Income (loss) from continuing operations before income taxes		$34		$(377)

(1)                                  Other operations consist of our Reclamation division, which is a non-reportable segment.

(2)                                  Amounts include mark-to-market gains or losses on natural gas and other commodities, including fuel and heating oil, and foreign currency derivative instruments not qualifying for hedge accounting.

(3)                                  Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

The increase in net sales was due primarily to higher average selling prices for containerboard and corrugated containers and higher sales volume for containerboard.  The change in net sales for each of our segments, including the impact of adopting EITF No. 04-13, as described in “Recently Adopted Accounting Standards,” is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Other Operations	Total
Sales price and product mix	$201	$1	$202
Sales volume	(8)	18	10
EITF No. 04-13	(64)		(64)
Total	$129	$19	$148

Cost of goods sold increased from $1,513 million in 2005 to $1,551 million in 2006 due primarily to higher costs for energy ($21 million), freight ($14 million), higher sales volume ($9 million), reclaimed material ($9 million), wood fiber ($6 million) and chemicals ($3 million) offset by the impact of adopting EITF No. 04-13 ($64 million).  Cost of goods sold as a percent of net sales decreased from 89.2% in 2005 to 84.1% in 2006 due primarily to the impact of higher average sales prices and adopting EITF No. 04-13.

Selling and administrative expense increased $5 million compared to last year due primarily to higher stock-based compensation expense ($3 million), including $1 million due to the impact of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) on January 1, 2006 and costs related to the implementation of the strategic initiatives ($3 million).  For information concerning stock-based compensation, see Note 5 of the Notes to Consolidated Financial Statements.  Selling and administrative expense as a percent of net sales decreased from 9.4% in 2005 to 8.9% in 2006 due primarily to the impact of higher average sales prices.

In connection with our strategic initiatives, during the third quarter of 2006, we recorded restructuring charges of $13 million, including non-cash charges of $6 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value.  Restructuring charges were net of a $4 million gain from the sale of a previously closed facility.  We announced the closure of five converting facilities and idled one corrugator, which resulted in the termination of approximately 350 employees.  The remaining charges were primarily for severance and benefits including pension settlement costs of $4 million.

Interest expense, net was $78 million in 2006.  The $10 million decrease compared to 2005 was the result of lower average borrowings ($15 million) partially offset by higher average interest rates ($5 million).  The lower average borrowings were primarily due to the sale of the Consumer Packaging division and the resulting debt reduction.  Our overall average effective interest rate in 2006 was higher than 2005 by approximately 0.60%.

Other, net for 2005 included non-cash foreign currency exchange losses of $16 million compared to none in 2006.

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 8.0% in 2006 compared to last year primarily as a result of higher average selling prices for containerboard and corrugated containers offset by lower sales volume for corrugated containers.  Net sales were unfavorably impacted by the adoption of EITF 04-13.  Average domestic linerboard prices in the third quarter of 2006 were 5.0% higher compared to the second quarter of 2006 and 25.8% higher compared to the third quarter of 2005.  Our average North American selling price for corrugated containers increased 3.2% compared to the second quarter of 2006 and increased 9.8% compared to the third quarter of 2005.  Shipments of corrugated containers were 4.3% lower compared to last year due to two less shipping days and the container plant closures.  On a per day basis, shipments of corrugated containers declined by 1.2% compared to last year.  Third party shipments of containerboard increased 17.3% compared to the same period last year.  Third quarter average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased 17.2%, 4.5% and 13.0%, respectively, compared to the same period last year.

Our containerboard mills operated at 100% of capacity in the third quarter of 2006 and containerboard production was 4.9% higher compared to last year.  Production of market pulp, SBS and kraft paper increased 4.1%, 6.6% and 6.3%, respectively.

Profits increased $131 million due primarily to the higher average sales prices which were partially offset by higher costs of reclaimed and wood fiber ($14 million), energy ($21 million), freight ($14 million) and chemicals ($3 million).

Other Operations

Net sales increased 20.7% due primarily to higher sales volume for reclaimed fiber.  The average price for old corrugated containers (OCC) increased approximately $5 per ton compared to last year.  Total tons of fiber reclaimed and brokered increased 2.5%.  Profits in 2006 increased $1 million compared to last year due primarily to the higher sales volume.

Nine Months 2006 Compared to Nine Months 2005

	Nine months ended September 30,
	2006		2005
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$5,056	$293	$4,874	$194
Other operations (1)	282	13	291	16
Total segment operations	$5,338	306	$5,165	210

Restructuring charges		(35)		(297)
Gain (loss) on sale of assets		24		(1)
Interest expense, net		(266)		(260)
Loss on early extinguishment of debt		(28)
Non-cash foreign currency exchange losses		(12)		(12)
Mark-to-market gains (losses) on derivative instruments (2)		(28)		20
Corporate expenses and other (3)		(115)		(99)
Loss from continuing operations before income taxes		$(154)		$(439)

(1)                                  Other operations consist of our Reclamation division, which is a non-reportable segment.

(2)                                  Amounts include mark-to-market gains or losses on natural gas and other commodities, including fuel and heating oil, and foreign currency derivative instruments not qualifying for hedge accounting.

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

The increase in net sales was due primarily to the improvements in pricing for the Containerboard and Corrugated Containers segment.  The change in net sales for each of our segments, including the impact of adopting EITF No. 04-13, as described in “Recently Adopted Accounting Standards,” is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Other Operations	Total
Sales price and product mix	$262	$(25)	$237
Sales volume	54	16	70
EITF No. 04-13	(134)		(134)
Total	$182	$(9)	$173

Cost of goods sold increased from $4,536 million in 2005 to $4,653 million in 2006 due primarily to higher costs for energy ($61 million), higher sales volume ($61 million), freight ($43 million), chemicals ($13 million) and wood fiber ($12 million).  Cost of goods sold was favorably impacted by adopting EITF No. 04-13 ($134 million) and by lower cost for reclaimed material ($37 million).  Cost of goods sold as a percent of net sales decreased from 87.8% in 2005 to 87.2% in 2006 due primarily to the higher average sales prices.

Selling and administrative expense increased $18 million compared to last year due primarily to higher stock-based compensation expense ($9 million), including $4 million due to the impact of adopting SFAS No. 123(R) on January 1, 2006, and costs related to the implementation of the strategic initiatives ($11 million).  Selling and administrative expense as a percent of net sales was comparable to last year.

In connection with our strategic initiatives, for the nine months ended September 30, 2006, we recorded restructuring charges of $35 million, including non-cash charges of $16 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value.  We shut down or announced the closure of 11 converting facilities and idled three corrugators, which resulted in the termination of approximately 830 employees.  The remaining charges were primarily for severance and benefits including pension settlement costs of $6 million.  Additional charges of up to $9 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities and for pension settlement costs.

We recorded pretax restructuring charges of $297 million in the nine months ended September 30, 2005, including $293 million in connection with our strategic reassessment initiative.

Interest expense, net was $266 million in 2006.  The $6 million increase compared to 2005 was the result of higher average interest rates ($17 million) partially offset by lower average borrowings ($11 million).  Our overall average effective interest rate in 2006 was higher than 2005 by approximately 0.52%.

We recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of our Port St. Joe, Florida joint venture interest and related real estate.

Other, net included non-cash foreign currency exchange losses of $12 million in both 2006 and 2005.

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences.  In connection with the sale of the Consumer Packaging division, during the nine months ended September 30, 2006, we recorded a pretax gain of $171 million, offset by a $174 million income tax provision, resulting in a net loss on sale of discontinued operations of $3 million.  The after-tax loss is the result of a provision for income taxes that is higher than the statutory income tax rate due to the non-deductibility of goodwill.  The sale of the Consumer Packaging division generated a $14 million U.S. federal alternative minimum tax, of which $9 million was paid in the third quarter of 2006 and $5 million is expected to be paid in the fourth quarter of 2006.

Containerboard and Corrugated Containers Segment

Net sales increased 3.7% in 2006 compared to last year primarily as a result of higher average sales prices for containerboard and corrugated containers and higher containerboard sales volume. Net sales were unfavorably impacted by the adoption of EITF 04-13.  For the year-to-date period, average domestic linerboard prices increased 11.9% compared to the same period last year.  Our average North American selling price for corrugated containers was 3.5% higher compared to 2005.  Shipments of corrugated containers decreased 0.9% compared to the same period last year due to one less shipping day and the container plant closures.  On a per day basis, shipments of corrugated containers declined by 0.4%.  Third party containerboard shipments increased 17.0% compared to the same period last year.  Average sales prices for market pulp, SBS and kraft paper increased 8.2%, 2.8%, and 6.0%, respectively, compared to the same period last year.

Our containerboard mills operated at 100% of capacity for the nine months ended September 30, 2006 and containerboard production increased 2.2% compared to last year.  Production of market pulp, SBS and kraft paper increased 1.6%, 8.0% and 1.3%, respectively, compared to last year.

Profits increased $99 million due primarily to the higher average sales prices.  Profits were unfavorably impacted by the lower sales volume for corrugated containers and higher costs of energy ($61 million), freight ($43 million), chemicals ($13 million) and wood fiber ($12 million).

Other Operations

Net sales decreased 3.1% due primarily to lower average sales prices for reclaimed fiber.  The average price for OCC decreased approximately $10 per ton compared to last year.  Total tons of fiber reclaimed and brokered for the nine months ended September 30, 2006 was 0.8% higher compared to the same period last year.  Lower external sales volume was offset by higher internal consumption.  Profits in 2006 decreased $3 million compared to last year due primarily to the lower average selling prices.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)	2006	2005	2006	2005
Mill production
Containerboard (1)	1,888	1,799	5,519	5,402
Kraft paper	51	48	152	150
Market pulp	151	145	432	425
SBS	81	76	230	213
North American corrugated containers sold (billion sq. ft.) (2)	19.7	20.6	60.0	60.6
Fiber reclaimed and brokered	1,644	1,604	4,940	4,902

(1)                                  For the three months ended September 30, 2006 and 2005, our corrugated container plants consumed 1,326,000 tons and 1,387,000 tons of containerboard, respectively.  For the nine months ended September 30, 2006 and 2005, our container plants consumed 4,027,000 and 4,095,000 tons of containerboard, respectively.

(2)                                  Excludes intercompany shipments.  Includes our proportionate share of affiliates reported on an equity ownership basis.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the nine months ended September 30:

(In millions)	2006	2005
Net cash provided by (used for):
Operating activities	$120	$162
Investing activities	758	(199)
Financing activities	(876)	36
Net increase (decrease) in cash	$2	$(1)

Net Cash Provided By (Used For) Operating Activities

The change in net cash provided by operating activities for the nine months ended September 30, 2006 compared to the same period in 2005 was due primarily to increases in working capital and restructuring cash payments which were partially offset by higher segment profits.  Working capital increased $76 million in the first nine months of 2006 due primarily to decreases in accounts payable and accrued liabilities, including a payment of $46 million related to the settlement of certain antitrust class action litigation.  Interest payable declined $25 million principally as a result of the repayment of unsecured senior notes.

Net Cash Provided By (Used For) Investing Activities

Net cash provided by investing activities was $758 million for the nine months ended September 30, 2006.  Expenditures for property, plant and equipment were $198 million for the first nine months of 2006, comparable to the same period last year.  The amount expended for property, plant and equipment in 2006 included $49 million for environmental projects and $149 million for projects related to upgrades, cost reductions and strategic initiatives.  We received proceeds of $902 million from the sale of our Consumer Packaging division on June 30, 2006 and $28 million from the divestiture of our Port St. Joe, Florida joint venture in the first quarter of 2006.

Net Cash Provided By (Used For) Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2006 of $876 million included net repayment of debt of $848 million due primarily to the application of the Consumer Packaging division sale net proceeds.  Cash proceeds from the exercise of stock options were $2 million.  Preferred dividends paid were $6 million.

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

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined therein, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.  Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date.  If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets.  If we were unable to refinance these borrowings on favorable terms, our costs of borrowing could increase significantly.  At September 30, 2006, we were in compliance with the financial covenants required by the Credit Agreement.  As of September 30, 2006, subject to the above limitations, we have unused borrowing capacity under SSCE’s revolving credit facilities of $557 million, after giving consideration to outstanding letters of credit.

In September 2006, $137 million of containerboard customer accounts receivables, net of related allowance for doubtful accounts, were sold into the SRC accounts receivable securitization program, of which $78 million were retained by us as a subordinated interest and recorded in retained interest in receivables sold in the consolidated balance sheet.  We used $59 million of proceeds received from the SRC accounts receivable securitization program to repay $50 million of the outstanding Tranche B term loan due November 1, 2011 and $9 million of the revolving credit facility.

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

On May 23, 2006, SSCE commenced a cash tender offer to purchase up to $400 million in senior notes, applicable to any and all of its $300 million aggregate principal amount of outstanding 9.25% unsecured senior notes due 2008 and a portion of its $750 million aggregate principal amount of outstanding 9.75% unsecured senior notes due 2011.  As of June 29, 2006, the expiration date of the offer, approximately $298 million of the outstanding 9.25% unsecured senior notes were purchased by SSCE at a price equal to 105.8% of the principal amount thereof (together with accrued interest thereon) and approximately $725 million of the outstanding 9.75% unsecured senior notes were tendered.  Pursuant to the terms of the tender offer, SSCE purchased approximately $102 million of the 9.75% unsecured senior notes on a pro-rata basis at a price equal to 105.1% of the principal amount thereof (together with accrued interest thereon).

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

Future Cash Flows

As of September 30, 2006, we had authorized commitments for future capital expenditures of approximately $287 million.  We expect capital expenditures for 2006 to be approximately $275 million.

The United States Environmental Protection Agency (EPA) issued its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges for the pulp, paper and paperboard industry known as the “Cluster Rule.”  Phase II of MACT I of the Cluster Rule requires us to implement systems to collect and control high volume, low concentration gases at various mills and had a compliance date of April 16, 2006, although certain of our mills have been granted one-year extensions to April 16, 2007.  Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I of the Cluster Rule will be approximately $76 million ($42 million of which was spent through 2005, $20 million in the first nine months of 2006, approximately $5 million to be spent in the remainder of 2006 and the balance in 2007).

The EPA has also promulgated a Boiler MACT regulation that will limit hazardous air pollutant emissions, including emissions of mercury and hydrogen chloride, from certain industrial boilers.  Several of our mills are required to install new pollution control equipment in order to meet the 2007 compliance deadline.  Based on currently available information, we estimate that the aggregate compliance cost of Boiler MACT will be approximately $100 million ($19 million of which was spent through 2005, $23 million in the first nine months of 2006, approximately $9 million to be spent in the remainder of 2006 and the balance in 2007).

In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance.  Excluding the spending on the Cluster Rule and Boiler MACT projects, we spent $6 million in the first nine months of 2006 and anticipate spending approximately $2 million over the remainder of 2006 on environmental projects.

We recorded restructuring charges of $35 million in the first nine months of 2006, including $19 million for exit liabilities, which were principally for severance and benefits.  During the nine months ended September 30, 2006, we incurred cash expenditures of $15 million for these exit liabilities.  The remaining exit liabilities are expected to be paid in the fourth quarter of 2006.

At December 31, 2005, we had $55 million of exit liabilities related to restructuring activities.  During the nine months ended September 30, 2006, we incurred cash expenditures of $19 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

As described in our 2005 Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $891 million as of December 31, 2005.  For the nine months ended September 30, 2006, we contributed approximately $110 million to the pension plans and expect to contribute a total of approximately $150 million in 2006.  Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of plan assets.

We expect further improvement in our cash flow from operations in the fourth quarter of 2006.  Scheduled debt payments, including capital lease payments, for the remainder of 2006 and 2007 are $14 million and $78 million, respectively.  We expect that our cash flow from operations and our unused borrowing capacity under SSCE’s revolving credit facilities, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, severance costs and other rationalization expenditures related to the strategic reassessment plan, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

CONTINGENT OBLIGATIONS

In March 2006, we entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010.  The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the manufacture of corrugated containerboard.  We and the third party are parties to a supply agreement through 2021, whereby we sell containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to us.  At September 30, 2006, the maximum potential amount of future payments related to this guarantee was approximately $12 million, and decreases as the third party’s contractual financial targets are met.  We have no recourse to the assets of the third party, other than that of a general unsecured creditor.  The fair value of this guarantee at September 30, 2006 was an immaterial amount and is included in other long-term assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheet.

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

PROSPECTIVE ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158) effective for fiscal years ending after December 15, 2006.  This standard requires the funded status of our defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, be recorded as an asset or liability with the after-tax impact recorded to other comprehensive income (OCI) in the December 31, 2006 balance sheet based on an actuarial valuation as of that date.  Subsequent changes in the funded status of the plans will be recognized in OCI in the year in which the changes occur.  SFAS No. 158 has no impact on the consolidated statements of operations.  We expect this new standard to increase pension and other postretirement liabilities, included in other long-term liabilities in the consolidated balance sheet, by approximately $225 million at December 31, 2006 with the offset recorded to OCI, net of tax.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities,” effective for fiscal years beginning after December 15, 2006 and we plan to adopt this standard effective January 1, 2007.  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard will not impact our previous annual financial statements, however, we are currently evaluating the impact on the 2006 interim financial statements as it is our current policy to accrue in advance certain major maintenance projects.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We will adopt FIN 48 as of January 1, 2007 and the cumulative effect of the new standard will be recorded as an adjustment to retained earnings.  We have not determined the impact, if any, the adoption of FIN 48 will have on our financial position and results of operations.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil.  Our objective is to fix the price of a portion of the purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item.  As of September 30, 2006, we had derivative instruments to hedge approximately 85% of our expected natural gas requirements for the fourth quarter of 2006 and approximately 45% of our requirements for 2007.  The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include the impact of the natural gas derivative instruments.  See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada.  The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of September 30, 2006, we had monthly Canadian dollar forward purchase contracts to hedge approximately 75% of our Canadian dollar requirements through July 2007 and approximately 50% for the remainder of 2007.

The Canadian dollar as of September 30, 2006, compared to December 31, 2005 strengthened 4.3% against the U.S. dollar.  We recognized non-cash foreign currency exchange losses of $12 million for each of the nine month periods ended September 30, 2006 and 2005.

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

In 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  These contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.  The fair value of our interest rate swap contracts at September 30, 2006 was a $10 million asset included in other assets.

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

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

The following exhibits are included in this Form 10-Q:

10.1                                                   Jefferson Smurfit Corporation Supplemental Income Pension Plan II.

10.2                                                   Executive Retirement Agreement, dated as of October 2, 2006, between Smurfit-Stone Container Corporation (“SSCC”) and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated October 2, 2006).

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: November 7, 2006	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)