Form 10-K
period 2006-12-31
SMURFIT STONE CONTAINER CORP
filed 2007-02-28
CIK 919226

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 0-23876

Smurfit-Stone Container Corporation

(Exact name of registrant as specified in its charter)

Delaware	43-1531401
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

150 North Michigan Avenue
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (312) 346-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	NASDAQ Global Select Market
7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock, $0.01 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.8 billion, based on the closing sales price of $10.94 per share of such stock on The NASDAQ Global Select Market on June 30, 2006.

The number of shares outstanding of the registrant’s common stock as of February 23, 2007: 254,810,328

DOCUMENTS INCORPORATED BY REFERENCE:

Part of Form 10-K Into Which
Document	Document Is Incorporated
Sections of the Registrant’s Proxy Statement to be filed on or before April 3, 2007 for the Annual Meeting of Stockholders to be held on May 9, 2007.	Part III

SMURFIT-STONE CONTAINER CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2006

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

GENERAL

Smurfit-Stone Container Corporation, incorporated in Delaware in 1989, is the industry’s leading integrated manufacturer of paperboard and paper-based packaging in North America, including containerboard and corrugated containers, and is one of the world’s largest paper recyclers. In addition, we are a leading producer of solid bleached sulfate (SBS). We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2006, our net sales were $7,157 million and net loss available to common stockholders was $71 million.

Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through its wholly-owned subsidiary Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation. SSCE is the surviving company resulting from the merger (the Merger) of our primary operating subsidiaries on November 1, 2004. JSCE, Inc. merged with and into Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone Container Corporation, with Stone Container as the surviving company. Stone Container was simultaneously renamed Smurfit-Stone Container Enterprises, Inc. The Merger was effected principally to consolidate our debt financing activities. Stone Container and JSC(U.S.) were wholly-owned subsidiaries of Smurfit-Stone and, therefore, the Merger did not impact the Smurfit-Stone consolidated financial statements. The Merger did not impact the operating activities of the merged companies, which continue to do business as Smurfit-Stone.

DISCONTINUED OPERATIONS

On June 30, 2006, we completed the sale of substantially all of the assets of our Consumer Packaging division to a company formed by Texas Pacific Group for $1.04 billion. Reflecting final working capital adjustments and sales transaction costs, net cash proceeds were $897 million, which excluded $130 million of accounts receivable previously sold to Stone Receivables Corporation (SRC) under our accounts receivable securitization program. We recorded a pretax gain of $171 million, offset by a $174 million income tax provision, resulting in a net loss on sale of discontinued operations of $3 million. The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills and 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million for the six months ended June 30, 2006, and $1,584 million and $1,575 million for 2005 and 2004, respectively. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations of the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

As a result of the sale of our Consumer Packaging division, we have one reportable segment, Containerboard and Corrugated Containers. For financial information relating to our segments for the last three fiscal years, including our net sales to external customers by country of origin and total assets, see the information set forth in Note 25 of the Notes to Consolidated Financial Statements.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The Containerboard and Corrugated Containers segment includes 19 paper mills (16 located in the United States and three in Canada), 136 container plants (113 located in the United States, 16 in Canada, four in Mexico, two in China and one in Puerto Rico), one paper tube and core plant and one wood products plant located in the United States and one lamination plant located in Canada. In addition, we have equity ownership in three corrugated container plants in Asia (two in China and one in Thailand), as well as two sheet plants and a lithographic printing plant in China. Also, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The primary products of our Containerboard and Corrugated Containers segment include:

•                  corrugated containers;

•                  containerboard;

•                  SBS;

•                  kraft paper; and

•                  market pulp.

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers’ merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts. Net sales of corrugated containers for 2006, 2005 and 2004 represented 64%, 65% and 65%, respectively, of the Company’s total net sales.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,663,000 tons of unbleached kraft linerboard, 995,000 tons of white top linerboard and 2,744,000 tons of medium in 2006. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. In 2006, our corrugated container plants consumed 5,300,000 tons of containerboard. Net sales of containerboard to third parties for 2006, 2005 and 2004 represented 24%, 23% and 23%, respectively, of the Company’s total net sales.

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

Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2006	2005	2004
Tons produced (in thousands)
Containerboard	7,402	7,215	7,438
SBS	313	283	276
Kraft paper	199	204	259
Market pulp	564	563	549
Corrugated containers sold (in billion sq. ft.) (1)	80.0	81.3	81.8

(1)          Includes our proportionate share of affiliates reported on an equity ownership basis.

NON-REPORTABLE SEGMENT

Reclamation

Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and plastics for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Our waste reduction services extract additional recyclables from the waste stream by partnering with customers to reduce their waste expenses and increase efficiencies. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. Total tons of fiber reclaimed and brokered for 2006, 2005 and 2004 were 6,614,000, 6,501,000 and 6,542,000, respectively. In 2006, our paper mills consumed 2,891,000 tons of the fiber reclaimed and brokered by our reclamation operations, representing an integration level of approximately 44%.

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

We serve a broad customer base for each of our segments. As a result, we serve thousands of accounts from our plants. We sell packaging and other products directly to end users and converters, as well as through resellers. In 2005, in response to challenging market conditions we reorganized our corrugated container sales organization to centralize the sales responsibilities for all converting plants. This reorganization has allowed us to better focus on revenue growth and assign the appropriate resources to the best opportunities. Marketing of containerboard and pulp to third parties is centralized in our board sales group. Total tons of containerboard and market pulp sold in 2006, 2005 and 2004 were 3,093,000, 2,651,000 and 2,840,000, respectively.

Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

COMPETITION

The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors, including large vertically integrated companies as well as numerous smaller companies. The markets in which we compete have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. While we compete primarily on the basis of price in many of our product lines, other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG

Demand for our major product lines is relatively constant throughout the year, and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlog orders are not a significant factor in the industry. We do not have a significant backlog of orders as most orders are placed for delivery within 30 days.

RESEARCH AND NEW PRODUCT DEVELOPMENT

The majority of our research and development activities are performed at our facilities located in Carol Stream and Westmont, Illinois. We use advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. In 2006, 2005 and 2004, we spent approximately $4 million, $9 million and $8 million, respectively, on research and new product development activities.

INTELLECTUAL PROPERTY

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

EMPLOYEES

We had approximately 25,200 employees at December 31, 2006, of which approximately 20,100 were employees of U.S. operations. Approximately 12,100 (60%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

•                  Missoula, Montana -  June 2007

•                  Hopewell, Virginia - July 2007

•                  Brewton, Alabama -  October 2007

•                  Panama City, Florida - March 2008

•                  Fernandina Beach, Florida - June 2008

•                  West Point, Virginia - September 2008

•                  Pontiac, Quebec, Canada - April 2009

•                  Florence, South Carolina - August 2009

•                  La Tuque, Quebec, Canada - August 2009

•                  Hodge, Louisiana - June 2010

•                  Jacksonville, Florida -  June 2010

We believe our employee relations are generally good. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

The United States Environmental Protection Agency (EPA) issued its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges for the pulp, paper and paperboard industry known as the “Cluster Rule.”  Phase II of MACT I of the Cluster Rule requires us to implement systems to collect and control high volume, low concentration gases at various mills and had a compliance date of April 16, 2006, although certain of our mills were granted one-year extensions to April 16, 2007. Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I of the Cluster Rule will be approximately $80 million. We have spent approximately $65 million through 2006 and we anticipate spending the balance in the first quarter of 2007, which will substantially complete all of the projects to bring us into compliance with Phase II of MACT I.

The EPA has also promulgated a MACT regulation that will limit hazardous air pollutant emissions, including emissions of mercury and hydrogen chloride, from certain industrial boilers (Boiler MACT). Several of our mills are required to install new pollution control equipment in order to meet the September 13, 2007 compliance deadline. Based on currently available information, we estimate that the aggregate compliance cost of Boiler MACT will be approximately $100 million. We have spent approximately $50 million through 2006 and we anticipate spending the balance by the compliance deadline, which will substantially complete all of the projects to bring us into compliance with Boiler MACT.

In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule and Boiler MACT projects described above, for the past three years we have spent an average of approximately $12 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule and Boiler MACT, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position or operating results. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results. See Part 1, Item 3, “Legal Proceedings, Environmental Matters.”

EXECUTIVE OFFICERS OF THE REGISTRANT

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

Mack C. Jackson, born May 18, 1955, was appointed Senior Vice President and General Manager – Containerboard Mill and Forest Resources Division on February 23, 2005, and prior to that had been Vice President and General Manager – Containerboard Mill and Forest Resources Division since January 2005. He was Vice President of Mill Operations from August 2002 to January 2005. Prior to that, he was General Manager of two of our containerboard mills since 1994.

Paul K. Kaufmann, born May 11, 1954, was appointed Senior Vice President and Corporate Controller on February 23, 2005, and prior to that had been Vice President and Corporate Controller since November 1998.

Steven J. Klinger, born March 5, 1959, was appointed President and Chief Operating Officer on May 11, 2006. Prior to joining Smurfit-Stone, Mr. Klinger was employed by Georgia Pacific Corporation for 23 years, most recently as Executive Vice President, Packaging from February 2003 to May 2006 and President, Packaging and Containerboard Sales / Logistics from August 2001 to January 2003.

John L. Knudsen, born August 29, 1957, was appointed Senior Vice President of Manufacturing for the Container Division in October 2005. He was Vice President of Strategic Planning for the Container Division from April 2005 to October 2005. Prior to that, he was Vice President and Regional Manager for the Container Division from August 2000 to April 2005.

Patrick J. Moore, born September 7, 1954, was named Chairman and Chief Executive Officer in May 2006. He had been Chairman, President and Chief Executive Officer since May 2003, and prior to that he was President and Chief Executive Officer since January 2002, when he was elected as a Director. He was Vice President and Chief Financial Officer from November 1998 until January 2002. Mr. Moore is a director of Archer Daniels Midland Company.

Susan M. Neumann, born February 5, 1954, was appointed Senior Vice President, Corporate Communications on November 15, 2006. Prior to joining Smurfit-Stone, Ms. Neumann was employed by Albertsons, Inc. most recently as Senior Vice President, Education, Communications and Public Affairs from November 2003 to November 2006, Group Vice President, Communications and Education from January 2002 to November 2003 and Vice President, Communications from January 1996 to January 2002.

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

Steven C. Strickland, born July 12, 1952, was appointed Senior Vice President of Sales for the Container Division on October 27, 2006. Prior to joining Smurfit-Stone, Mr. Strickland was employed by Unisource most recently as Senior Vice President of Packaging and Supply from September 2006 to October 2006, Senior Vice President of Packaging from March 2004 to August 2006, Senior Vice

President of Operations – East from March 2003 to March 2004 and Vice President of National Sales from September 1999 to March 2003.

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

ITEM 1A.  RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and results of operations and the trading price of our common stock. You should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely impact our business.

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

•    prepay specified indebtedness or other debt.

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

Our senior debt bears interest at fixed and floating rates. Currently, only a portion of our floating interest rate debt is capped. If interest rates rise, our senior debt interest payments also will increase. Although we may enter into agreements to hedge our interest rate risk, these agreements may be inadequate to protect us fully against our interest rate risk.

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

The paperboard and packaging products industries are highly competitive and are particularly sensitive to price fluctuations as well as other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Many of our competitors are less leveraged, have financial and other resources greater than ours and are more capable to withstand the adverse nature of the business cycle. If our facilities are not as cost efficient as those of our competitors, we may need to temporarily or permanently close such facilities and suffer a consequent reduction in our revenues.

Our pension plans are underfunded and will require additional cash contributions.

We have made substantial contributions to our pension plans in the past five years and expect to continue to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006. These contributions reduce the amount of cash available for us to repay indebtedness or make capital investments.

Price fluctuations in energy costs and raw materials could adversely affect our manufacturing costs.

The cost of producing and transporting our products is highly sensitive to the price of energy. Energy prices, in particular oil and natural gas, have experienced significant volatility in recent years, with a corresponding effect on our production costs. Energy prices may continue to fluctuate and may rise to higher levels in future years. This could adversely affect our production costs and results of operations. Although we may enter into agreements to hedge our energy costs, these agreements may be inadequate to protect us fully against the volatility of energy costs. To the extent we have  positions that are not hedged or our hedging procedures do not perform as planned, fluctuating energy costs could reduce our operating profit.

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

Our ability to meet our obligations and to comply with the financial covenants contained in our debt instruments will largely depend on our future performance. Our performance will be subject to financial, business and other factors affecting us. Many of these factors are beyond our control, such as:

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

If operating cash flows or net proceeds from borrowings, any divestitures and other financing sources do not provide us with sufficient liquidity to meet our operating and debt service requirements, we will be required to pursue other alternatives to repay debt and improve liquidity. Such alternatives may include:

•    sales of assets;

•    cost reductions;

•    deferral of certain discretionary capital expenditures and benefit payments; and

•    amendments or waivers to our debt instruments.

We might not successfully complete any of these measures or they may not generate the liquidity we require to operate our business and service our obligations. If we are not able to generate sufficient cash flow or otherwise obtain funds necessary to make required debt payments or we fail to comply with our debt covenants, we would be in default under the terms of our various debt instruments. This would permit our debt holders to accelerate the maturity of such debt and would cause defaults under our other debt.

We may not realize the cost savings we expect from our strategic initiatives.

Our ability to generate sufficient cash flows to meet our operating and debt service requirements depends in part on our ability to execute certain strategic initiatives, which are intended to result in a lower cost structure through increased efficiency in our manufacturing processes. Although we have implemented several restructuring initiatives in the past, there are inherent risks related to these programs. These risks include the closure of manufacturing facilities, disruption of business operations, inability to meet customer demand, higher costs than anticipated, environmental issues associated with the closed facilities and a failure to complete these initiatives in the time frames contemplated. Costs incurred in restructuring our operations, as well as increases in other expenses unrelated to the restructuring, might offset any cost savings. We cannot provide assurance that the restructuring activities will achieve the full expected benefits of the cost savings within the expected time frame.

We are subject to environmental regulations and liabilities that could weaken our operating results and financial condition.

Federal, state, provincial, foreign and local environmental requirements, particularly those relating to air and water quality, are a significant factor in our business. The EPA has issued a comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges (Effluent Limitation Guidelines) for the pulp, paper and paperboard industry, known as the “Cluster Rule,” which has required significant capital expenditures. Substantially all Cluster Rule spending will be incurred by the end of the first quarter of 2007. The EPA has also promulgated a Boiler MACT regulation that will limit hazardous air pollutant emissions from industrial boilers. Several of our mills are subject to the Boiler MACT regulation and are required to install new pollution control equipment in order to meet the September 13, 2007 compliance deadline. Changes in existing environmental laws or the promulgation of new environmental laws may require capital expenditures for compliance.

In the past we have had, and in the future we may face, environmental liability for the costs of remediating soil or groundwater that we or a third party contaminated at various sites that we currently own or operate or previously owned or operated. There may be liability at third party sites with respect to which we either have received, or in the future may receive, notice that we may be a potentially responsible party (PRP) and which are the subject of cleanup activity under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), analogous state laws and other laws concerning hazardous substance contamination. Ongoing remediation costs and future remediation liability may materially adversely affect our results of operations and financial condition.

Foreign currency risks and exchange rate fluctuations could hinder the results of our Canadian operations.

Our assets and liabilities outside the United States are primarily located in Canada. Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our Canadian operations is the U.S. dollar. To the extent we have un-hedged positions or our hedging procedures do not perform as planned, fluctuating currencies could reduce our sales and net income. Our financial performance is directly affected by exchange rates because:

•    certain of our products are manufactured in Canada, but sold in U.S. dollars; and

•            the monetary assets and liabilities of our Canadian operations are translated into U.S. dollars for financial reporting purposes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

The manufacturing facilities of our consolidated subsidiaries are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. We continue to study the economics of modernization or adopting other alternatives for higher cost facilities. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Strategic Initiatives.”  Our manufacturing facilities as of December 31, 2006 are summarized below:

	Number of Facilities			State
	Total	Owned	Leased	Locations(a)
United States
Containerboard and Corrugated Containers Segment:
Paper mills	16	16		12
Corrugated container plants	113	77	36	31
Wood products plant	1	1		1
Paper tube and core plant	1	1		1
Non-Reportable Segment:
Reclamation plants	23	16	7	14
Subtotal	154	111	43	36

Canada and Other North America
Containerboard and Corrugated Containers Segment:
Paper mills	3	3		N/A
Corrugated container plants	21	17	4	N/A
Laminating plant	1	1		N/A
Subtotal	25	21	4

China
Containerboard and Corrugated Containers Segment:
Corrugated container plants	2	1	1	N/A
Total	181	133	48	N/A

(a) Reflects the number of states in which we have at least one manufacturing facility.

Our paper mills represent approximately 77% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The approximate annual tons of productive capacity of our paper mills at December 31, 2006, were:

	Annual Capacity (in thousands)
	United States	Canada	Total
Containerboard	7,050	516	7,566
SBS	187	126	313
Kraft paper	208		208
Market pulp	305	245	550
Total	7,750	887	8,637

Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Net Cash Provided By (Used For) Financing Activities.”

ITEM 3.     LEGAL PROCEEDINGS

LITIGATION

In 2003, we settled all of the antitrust class action cases pending against Smurfit-Stone, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995, and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005. We subsequently settled all of the lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery (Direct Action Cases), and made aggregate payments of $60 million, including $14 million in 2005 and $46 million in 2006. We recorded additional charges of $36 million in 2005 in connection with these settlements.

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

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

In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our consumer packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation (NOV) and Finding of Violation (FOV) from the EPA containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting. After making certain repairs to the two old systems, we subsequently replaced these systems with a single regenerative thermal oxidizer to eliminate future failures and ensure long-term compliance. The Schaumburg facility was among the assets of the Consumer Packaging division, which we sold on June 30, 2006. In the fourth quarter of 2006, we entered into a Consent Decree with IEPA and EPA to resolve the matter. The buyer of the Consumer Packaging division assumed the obligation to pay the civil penalty of $325,000 and the Emissions Reduction Market System fee of approximately $150,000 required under the Consent Decree.

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

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (PRPs) are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. In estimating our reserves for environmental remediation and future costs, our estimated liability of $4 million reflects our expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2006, we had approximately $17 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2006, and that the possibility is remote that we would incur any material liabilities for which we have not recorded adequate reserves.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At December 31, 2006, approximately 51,000 stockholders, including stockholders of record, beneficial owners and employee participants in our voluntary savings plans, held our common stock. Our common stock trades on The NASDAQ Global Select Market under the symbol “SSCC.”  The high and low sales prices of our common stock in 2006 and 2005 were:

	2006		2005
	High	Low	High	Low
First Quarter	$14.40	$12.13	$18.85	$14.92
Second Quarter	$15.15	$10.21	$15.76	$10.11
Third Quarter	$11.80	$9.77	$13.12	$9.87
Fourth Quarter	$11.62	$9.88	$14.18	$9.06

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

STOCK PERFORMANCE GRAPH

The information set forth under this caption shall not be deemed to be “filed” or incorporated by reference into any of our other filings with the SEC.

The graph below compares the cumulative total stockholder return on an investment in the Common Stock, the S&P 500 Index, and an index of a peer group of paper companies (the Peer Group) for the five-year period ended December 31, 2006. In 2005, the Peer Group was comprised of the following nine medium- to large-sized companies whose primary business was the manufacture and sale of paper products and packaging: Caraustar Industries, Inc., Graphic Packaging Corporation, International Paper Company, MeadWestvaco Corporation, Norampac Inc., Packaging Corporation of America, Rock-Tenn Company, Temple-Inland Inc. and Weyerhaeuser Company. For 2006, in connection with the sale of our Consumer Packing division, we have removed the following companies from the Peer Group because we no longer have similar lines of business: Caraustar Industries, Inc., Graphic Packaging Corporation, MeadWestvaco Corporation and Rock-Tenn Company, and we have added Greif Inc. In addition, we have removed Norampac Inc. because its stock performance data is no longer available. The graph assumes the value of an investment in the Common Stock and each index was $100.00 at December 31, 2001 and that all dividends were reinvested.

	Base Period	INDEXED RETURNS
	December 31,	Years Ending December 31,
Company Name / Index	2001	2002	2003	2004	2005	2006
SMURFIT-STONE CONTAINER CORP	100	96.37	116.28	116.97	88.73	66.12
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
NEW PEER GROUP	100	90.06	117.50	123.83	119.03	130.11
OLD PEER GROUP	100	90.71	117.49	124.46	116.52	125.91

ITEM 6.  SELECTED FINANCIAL DATA

(In millions, except per share and statistical data)

	2006	2005	2004	2003(a)(b)	2002(c)
Summary of Operations
Net sales (d)	$7,157	$6,812	$6,716	$6,146	$6,025
Operating income (loss) (e)(f)	276	(253)	172	(42)	337
Income (loss) from continuing operations before cumulative effect of accounting change	(70)	(378)	(100)	(251)	(15)
Discontinued operations, net of income tax provision (g)	11	51	54	59	80
Net income (loss) available to common stockholders	(71)	(339)	(57)	(208)	54

Basic and diluted earnings per share of common stock
Income (loss) from continuing operations before cumulative effect of accounting change	(.32)	(1.53)	(.44)	(1.07)	(.10)
Discontinued operations (g)	.04	.20	.21	.24	.32
Net income (loss) available to common stockholders	(.28)	(1.33)	(.23)	(.85)	.22
Weighted average shares outstanding (h)	255	255	253	246	246

Other Financial Data
Net cash provided by operating activities	$265	$221	$273	$162	$503
Net cash provided by (used for) investing activities	706	(277)	(200)	15	(462)
Net cash provided by (used for) financing activities	(967)	55	(79)	(171)	(53)
Depreciation, depletion and amortization	377	408	416	415	401
Capital investments and acquisitions	274	285	232	238	570
Working capital, net	(141)	(4)	148	136	590
Net property, plant, equipment and timberland	3,774	4,289	4,682	4,974	5,182
Total assets	7,777	9,114	9,583	9,956	10,805
Long-term debt (i)	3,634	4,571	4,498	4,807	4,990
Redeemable preferred stock	93	89	85	82	79
Stockholders’ equity	1,807	1,882	2,259	2,270	2,320

Statistical Data (tons in thousands)
Containerboard production (tons)	7,402	7,215	7,438	7,185	6,860
Kraft paper production (tons)	199	204	259	293	283
Market pulp production (tons)	564	563	549	497	567
Solid bleached sulfate production (tons)	313	283	276	290	296
Corrugated containers sold (billion sq. ft.)	80.0	81.3	81.8	79.7	76.9
Fiber reclaimed and brokered (tons)	6,614	6,501	6,542	6,549	6,582
Number of employees (j)	25,200	33,500	35,300	36,700	38,600

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

(d)         Effective April 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” which required us to prospectively report certain inventory buy/sell transactions of similar containerboard types in our Containerboard and Corrugated Containers segment on a net basis in our consolidated statements of operations, thereby reducing net sales and cost of goods sold by $194 million in 2006.

(e)          In 2004, operating income (loss) included an asset impairment charge of $73 million attributable to the write-down of non-core pulp mill fixed assets.

(f)            In 2006, 2005, 2004, 2003 and 2002, we recorded restructuring charges of $43 million, $321 million, $16 million, $115 million and $24 million, respectively.

(g)         Includes income from discontinued operations and loss on disposition of discontinued operations.

(h)         Shares outstanding for 2006, 2005, 2004 and 2003 reflect both basic and diluted shares. Shares outstanding for 2002 reflect diluted shares, while basic shares were 244 million.

(i)             In 2006, 2005, 2004, 2003 and 2002, long-term debt includes obligations under capital leases of $7 million, $12 million, $13 million, $12 million and $16 million, respectively.

(j)             Number of employees for 2006 excludes approximately 6,600 employees of our former Consumer Packaging division, which was sold on June 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Smurfit-Stone Container Corporation is an integrated manufacturer of paperboard and paper-based packaging. Our major products are containerboard, corrugated containers, SBS, market pulp, recycled fiber and kraft paper. We operate in one reportable industry segment. Approximately 95% of our 2006 net sales were generated by the Containerboard and Corrugated Containers segment and 5% were generated by our reclamation operation. Our mill operations supply paper to our corrugated container converting operations. The products of our converting operations, as well as the mill and reclamation tonnage in excess of what is consumed internally, are the main products sold to third parties. Our operating facilities and customers are located primarily in the United States and Canada.

Market conditions and demand for our products are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability. In recent years, the continued loss of domestic manufacturing to offshore competition and the changing retail environment in the U.S. have also played a key role in reducing growth in domestic packaging demand. The influence of superstores and discount retailing giants, as well as the impacts from online shopping, has resulted in a shifting of demand to packaging which is more condensed, lighter weight and less expensive. These factors have greatly influenced the corrugated industry.

In 2006, U.S. industry per day shipments of corrugated containers increased 1.3%. Principally as a result of 17 plant closures since we began implementing our strategic initiative plan in 2005, our North American per day shipments of corrugated containers decreased 1.3% compared to 2005. Although our volume declined during the year, 2006 was an important year for us as we implemented significant price increases, made substantial progress executing our strategic initiative plan and strengthened our management team. In addition, as part of our strategic initiative plan, we sold our Consumer Packaging division on June 30, 2006 and used the proceeds to repay debt. For 2006, we recorded a net loss available to common stockholders of $71 million, a significant improvement compared to 2005. Higher prices, savings from our strategic initiatives, and lower restructuring charges in 2006 were partially offset by significant cost inflation on key input costs including freight, energy, fiber and chemicals.

Our outlook for 2007 is that business fundamentals and packaging demand will remain stable. We expect improved earnings in 2007 due to higher average prices compared to 2006 and incremental benefits from our strategic initiatives. Regarding costs trends, we expect higher fiber costs in 2007. Virgin fiber prices are increasing as a result of wet weather conditions and sawmill closures stemming from the housing slowdown. We expect old corrugated containers (OCC) prices to increase in 2007 due to greater waste paper export demand from China. In addition, we expect continued inflation in our other key input costs.

STRATEGIC INITIATIVES

During 2005, we announced a strategic initiative plan to improve performance and better position us for long-term growth. Our plan focused on cost reduction and productivity initiatives from which we expect to achieve $525 million in annual savings by the end of 2008. As part of the initiative plan, we completed the sale of our Consumer Packaging division on June 30, 2006 and used the proceeds to reduce debt. See Part I, Item 1, “Business, Discontinued Operations.”  Our original initiative target included cost savings benefits to be derived from the Consumer Packaging division and accordingly, we have adjusted this target to exclude the impact of the Consumer Packaging division from both the target and actual savings achieved.

In order to achieve our cost reduction initiatives, we expect to close a minimum of 30 converting facilities by the end of 2008 (inclusive of 17 facilities closed through December 31, 2006). Some plant closures will enable us to transfer production volume to our other plants, thereby lowering costs through higher equipment utilization. Other plant closures will be part of our scaling plan in larger markets, which involves investment in new-high speed corrugators and finishing equipment. We expected to achieve additional cost reductions through i) mill consolidation, ii) productivity improvements at the mills and the remaining container plants, iii) standardization of containerboard trim sizes and grades produced, iv) transportation and procurement savings and v) reductions in selling and administrative expenses.

In 2005, as the first step in this cost reduction process and in order to better align production capacity with market conditions and demand, we permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. Our containerboard manufacturing capacity was reduced by 700,000 tons, or 8.5%, as a result of these closures. In addition, we also closed two converting facilities, exited our investment in the Las Vegas, Nevada converting facility, and agreed to the closure of the Groveton, New Hampshire medium mill, in which we owned a minority interest. As a result of these closures, we recorded restructuring charges of $321 million, including non-cash charges of $267 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values. The remaining charges were primarily for severance, benefits, lease commitments and post-closure environmental costs. These shutdowns resulted in approximately 780 employees being terminated. In 2005, we realized savings of approximately $45 million from our strategic initiatives. The savings included a reduction of fixed costs primarily related to the closures of the two containerboard mills, other workforce reductions in the Containerboard and Corrugated Container segment and a one-time curtailment gain related to the elimination of postretirement health care and life insurance benefits for certain employees.

In 2006, in conjunction with the strategic initiative plan, we closed 15 converting facilities and permanently shutdown four corrugators, resulting in the termination of approximately 1,400 employees. In addition, another 700 employees were terminated as part of the strategic initiative plan. We recorded restructuring charges of $43 million, net of an $18 million gain from the sale of three closed facilities and the No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. The fixed assets of the shutdown operations were adjusted to the estimated net realizable value, resulting in a non-cash charge of $21 million.

For 2006, we targeted $240 million of cost savings and productivity improvements from our strategic initiatives. In 2006, we realized estimated savings of $243 million from these initiatives compared to  cost levels prior to the start of the initiative plan as adjusted for the impact of inflation. Since we announced our strategic initiative plan, we have realized cumulative initiative savings of approximately $288 million. Through December 31, 2006, we have closed two containerboard mills, shut down 17 converting facilities and permanently shutdown four corrugators. As a result of these actions, we have reduced our headcount by approximately 3,600 since June 30, 2005.

For 2007, we are targeting $177 million in incremental savings and productivity improvements from our strategic initiatives. For the two month-period ended February 28, 2007, we have announced four additional plant closures and the permanent shutdown of one corrugator, which will result in the termination of approximately 350 employees. For the first quarter of 2007, we expect total reductions in headcount of approximately 600 employees.

We expect to incur capital expenditures of approximately $300 million to $350 million per year during the next two years. We expect to fund the capital expenditures through anticipated improvements in our operating cash flows and with borrowings under our revolving credit facility.

During the next two years, to implement the planned initiatives, we expect to record additional restructuring charges of approximately $125 million, including accelerated depreciation of approximately $40 million related to equipment expected to be abandoned or taken out of service in conjunction with the future closure of certain corrugated container facilities.

RESULTS OF OPERATIONS

Discontinued Operations

Our Consumer Packaging segment, which was sold on June 30, 2006, has been classified as discontinued operations and is excluded from the segment results for all periods presented. See Part I, Item 1, “Business, Discontinued Operations.”

Recently Adopted Accounting Standards

Effective April 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” (EITF No. 04-13), for new arrangements and modifications or renewals of existing arrangements. EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction. EITF No. 04-13 required us to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types in our Containerboard and Corrugated Containers segment on a net basis in our consolidated statements of operations, thereby reducing net sales and cost of goods sold by $194 million in 2006. Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the first quarter of 2006 and $296 million and $268 million for 2005 and 2004, respectively.

Segment Data

(In millions)

	2006		2005		2004
	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$6,765	$433	$6,438	$191	$6,328	$321
Reclamation operations	392	19	374	19	388	28
Total segment operations	$7,157	452	$6,812	210	$6,716	349

Restructuring charges		(43)		(321)		(16)
Asset impairment charge						(73)
Gain (loss) on sale of assets		24		(1)		7
Interest expense, net		(341)		(345)		(342)
Loss on early extinguishment of debt		(28)				(11)
Litigation charges and settlements, net				(36)		(3)
Corporate expenses and other (1)		(174)		(126)		(110)
Loss from continuing operations before income taxes		$(110)		$(619)		$(199)

(1) Corporate expenses and other includes corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments. The higher expense in 2006 is primarily due to higher mark-to-market adjustments on energy hedges ($24 million), higher stock-based compensation expense ($13 million) and costs related to the implementation of the strategic initiatives ($13 million).

2006 COMPARED TO 2005

For 2006, we had a net loss available to common stockholders of $71 million, or $.28 per diluted share. This compares to a net loss available to common stockholders of $339 million, or $1.33 per diluted share in 2005. Our loss was lower in 2006 due primarily to lower restructuring charges and higher Containerboard and Corrugated Containers segment profit. In 2006, we recorded pretax restructuring charges of $43 million compared to $321 million in 2005. In 2006, the Containerboard and Corrugated Containers segment profit of $433 million was $242 million higher compared to 2005 due primarily to higher average selling prices for containerboard and corrugated containers and cost savings achieved from our strategic initiative plan, which were partially offset by higher key input costs.

Net sales in 2006 increased 5.1% compared to 2005 due primarily to improvements in pricing for the Containerboard and Corrugated Containers segment. The change in net sales for each of our segments, including the impact of adopting EITF No. 04-13, as described in “Recently Adopted Accounting Standards,” is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Reclamation Operations	Total

Sales price and product mix	$505	$(8)	$497
Sales volume	16	26	42
EITF No. 04-13	(194)		(194)
Total	$327	$18	$345

Cost of goods sold increased from $6,054 million in 2005 to $6,185 million in 2006 due primarily to higher sales volume ($37 million), and higher costs for freight ($47 million), energy ($35 million), wood fiber ($17 million) and chemicals ($16 million). Cost of goods sold was favorably impacted by adopting EITF No. 04-13 ($194 million) and by lower cost for reclaimed material ($24 million). Cost of goods sold as a percent of net sales decreased from 88.9% in 2005 to 86.4% in 2006 due primarily to the higher average sales prices.

Selling and administrative expense decreased $12 million in 2006 compared to 2005 due primarily to lower litigation charges and settlements, net. In 2005, we recorded charges of $36 million for the settlement of Direct Action Cases. See Part I, Item 3, “Legal Proceedings.”  Selling and administrative expense in 2006 was unfavorably impacted by higher stock-based compensation expense ($13 million), including $5 million due to the impact of adopting SFAS No. 123(R) on January 1, 2006, and costs related to the implementation of the strategic initiatives ($13 million). For information concerning stock-based compensation, see Note 4 of the Notes to Consolidated Financial Statements. Selling and administrative expense as a percent of net sales decreased from 10.1% in 2005 to 9.5% in 2006 due primarily to the higher average sales prices.

Interest expense, net was $341 million in 2006. The $4 million decrease compared to 2005 was the result of lower average borrowings ($28 million), partially offset by higher average interest rates ($24 million). Our overall average effective interest rate in 2006 was higher than 2005 by approximately 0.57%.

We recorded a gain on sale of assets of $23 million in the first quarter of 2006 related to the divestiture of our Port St. Joe, Florida joint venture interest and related real estate.

Other, net included a non-cash foreign currency exchange gain of $1 million in 2006 compared to a loss of $9 million in 2005. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk.”

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences. In connection with the sale of the Consumer Packaging division, during the year ended December 31, 2006, we recorded a pretax gain of $171 million, offset by a $174 million income tax provision, resulting in a net loss on sale of discontinued operations of $3 million. The after-tax loss is the result of a provision for income taxes that is higher than the statutory income tax rate due to the non-deductibility of goodwill. The sale of the Consumer Packaging division generated a $14 million U.S. federal alternative minimum tax, which was paid in 2006.

Containerboard and Corrugated Containers Segment

Net sales increased 5.1% in 2006 compared to 2005 primarily as a result of higher average sales prices for containerboard and corrugated containers. Net sales were unfavorably impacted by the adoption of EITF No. 04-13. For 2006, average domestic linerboard prices increased 14.8% compared to the same period last year. Our average North American selling price for corrugated containers was 5.2% higher compared to 2005. Shipments of corrugated containers decreased 1.6% compared to 2005 due to one less shipping day and the container plant closures. On a per day basis, shipments of corrugated containers declined by 1.3%. Third party containerboard shipments increased 19.4% compared to 2005. Average sales prices for market pulp, SBS and kraft paper increased 10.8%, 3.0%, and 8.9%, respectively, compared to last year.

Our containerboard mills operated at 100% of capacity in 2006 and containerboard production increased 2.6% compared to last year despite the closure of two containerboard mills in August 2005. Production of market pulp was comparable to last year. Production of SBS increased 10.6%, while kraft paper decreased by 2.5% compared to last year.

Profits increased $242 million due primarily to the higher average sales prices and benefits from our initiatives, which were partially offset by significant inflation on key input costs. Profits also benefited in 2006 from higher third party containerboard shipments, due in part to our planned reduction of 65,000 tons in our containerboard inventories. Profits were unfavorably impacted by the lower sales volume for corrugated containers and higher costs of energy ($35 million), freight ($47 million), chemicals ($16 million) and wood fiber ($17 million).

Reclamation Operations

Net sales increased 4.8% due primarily to higher sales volume for reclaimed fiber, which was partially offset by lower average selling prices. The average price for OCC decreased approximately $10 per ton compared to 2005. Total tons of fiber reclaimed and brokered for  2006 was 1.7% higher compared to last year as a result of higher external sales volume and higher internal consumption. Profits in 2006 of $19 million were comparable to last year.

2005 COMPARED TO 2004

The increase in our loss from continuing operations was due primarily to higher restructuring charges, lower segment profits and higher litigation charges and settlements, net. Segment profits were negatively impacted by higher costs of wood fiber, freight, energy and chemicals and lower containerboard sales and production volumes. Segment profits were favorably impacted by higher average sale prices for most of our products.

Net sales of $6,812 million in 2005 increased 1.4% compared to 2004 due primarily to improvements in pricing for the Containerboard and Corrugated Containers segment. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Reclamation Operations	Total

Sales price and product mix	$174	$(20)	$154
Sales volume	(64)	6	(58)
Total	$110	$(14)	$96

Cost of goods sold increased from $5,807 million in 2004 to $6,054 million in 2005 due primarily to higher costs, including energy ($70 million), wood fiber ($38 million), freight ($60 million) and chemicals ($30 million). Cost of goods sold as a percent of net sales increased from 86.5% in 2004 to 88.9% in 2005 due primarily to the higher costs.

Selling and administrative expenses increased from $655 million in 2004 to $689 million in 2005 due to the increase in litigation and settlement charges, net. Selling and administrative expenses as a percent of net sales increased from 9.8% in 2004 to 10.1% in 2005.

For 2005, we recorded restructuring charges of $321 million, including non-cash charges of $267 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values, and $4 million related to a pension curtailment charge for terminated employees. The remaining charges were primarily for severance, benefits, lease commitments and post-closure environmental costs. These shutdowns resulted in approximately 780 employees being terminated.

Interest expense, net was $345 million in 2005, an increase of $3 million compared to 2004. The increase was due to higher average interest rates ($19 million), which were partially offset by lower average borrowings ($16 million). Our overall average effective interest rate in 2005 was higher than 2004 by approximately 0.45%.

Other, net for 2005 included non-cash foreign exchange losses of $9 million compared to losses of $22 million in 2004. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk.”

Benefit from income taxes in 2005 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $44 million benefit related to the resolution of certain prior year tax matters, a provision of $34 million related to the repatriation of foreign earnings, state income taxes, foreign income taxes and the effects of other permanent differences. For information concerning income taxes, see Note 14 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

Net sales increased 1.7% in 2005 compared to 2004 primarily as a result of higher average sales prices. For  2005, average North American corrugated container prices increased 2.2% and average domestic linerboard prices were higher by 4.1% compared to 2004. Average sales prices for market pulp, SBS and kraft paper increased 6.6%, 3.3% and 6.1%, respectively, compared to last year. Shipments of corrugated containers in 2005 were lower by 0.7% compared to 2004 due to weak demand in the first half of 2005 and the impact of plant closures. Third party containerboard shipments decreased by 10.0% compared to the same period of 2004.

Containerboard production decreased 3.0% compared to 2004. Our containerboard mills operated at an average rate of 92.6% of capacity in 2005 compared to 93.9% in 2004. Production of market pulp increased 2.6% and production of SBS increased 2.5%. Production of kraft paper declined 21.2% due primarily to the shift of production from kraft paper to containerboard on one of our paper machines.

Profits decreased $130 million due primarily to higher costs and lower containerboard sales volume. Profits were unfavorably impacted by our lower containerboard mill production, the lower sales volume and higher costs of energy ($70 million), wood fiber ($38 million), freight ($60 million) and chemicals ($30 million). Profits were favorably impacted by the higher average sales prices.

Reclamation Operations

Net sales decreased 3.6% in 2005 compared to 2004 due primarily to lower sales prices for reclaimed fiber. The average price of OCC decreased by approximately $5 per ton compared to 2004. Total tons of fiber reclaimed and brokered in 2005 were comparable to 2004. Higher external sales volume was offset by lower internal consumption due primarily to the containerboard mill closures. Profits in 2005 decreased $9 million compared to 2004 due primarily to the lower average sales prices and the loss of a profitable customer account.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the years ended December 31:

(In millions)	2006	2005	2004
Net cash provided by (used for):
Operating activities	$265	$221	$273
Investing activities	706	(277)	(200)
Financing activities	(967)	55	(79)
Net increase (decrease) in cash	$4	$(1)	$(6)

Net Cash Provided By Operating Activities

The change in net cash provided by operating activities in 2006 compared to 2005 was due primarily to  higher segment profits partially offset by lower cash generated from working capital. Working capital increased $35 million in 2006 due primarily to decreases in accounts payable and accrued liabilities, including a payment of $46 million related to the settlement of certain antitrust class action litigation. Working capital decreased $123 million in 2005 due to lower inventory levels, an increase in accounts payable and a decrease in accounts receivable. Contributions to our pension plans were $147 million in 2006 compared to $174 million in 2005 and $177 million in 2004.

Net Cash Provided By (Used For) Investing Activities

Net cash provided by investing activities was $706 million for 2006. Expenditures for property, plant and equipment were $274 million in 2006, comparable to 2005. Property, plant and equipment expenditures in 2006 included $62 million for environmental projects and $212 million for projects related to upgrades, cost reductions and strategic initiatives. In 2006, we received proceeds from the sale of property and businesses of $980 million, principally from the sale of our Consumer Packaging division and from the divestiture of our Port St. Joe, Florida joint venture.

Net Cash Provided By (Used For) Financing Activities

Net cash used for financing activities in 2006 of $967 million included net repayment of debt of $937 million due primarily to the application of the Consumer Packaging division sale net proceeds. Cash proceeds from the exercise of stock options in 2006 were $2 million. Preferred dividends paid were $8 million in 2006.

We as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (SSC Canada), as borrowers, entered into a credit agreement, as amended (the Credit Agreement) on November 1, 2004,   The Credit Agreement, which refinanced and replaced our former credit agreements in their entirety, provides for (i) a revolving credit facility of $600 million to SSCE, of which $70 million was borrowed as of December 31, 2006 and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, of which $66 million was borrowed as of December 31, 2006. The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans. Each of these revolving credit facilities matures on November 1, 2009. The Credit Agreement also provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million. The credit facilities bear interest at rates selected at the option of SSCE, equal to LIBOR plus 2.50% or alternate base rate (ABR) plus 1.50%, in the case of the revolving credit facilities and LIBOR plus 2.25% or ABR plus 1.25%, in the case of the term loan facilities. We pay a 0.5% commitment fee on the unused portions of our revolving credit facilities. The term loans are payable in quarterly installments ending on November 1, 2011. In addition, the Credit Agreement provides for a deposit funded letter of credit facility to us, related to our variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010.

In December 2005, we and our lenders entered into an agreement and amendment (Incremental Term Loan Assumption Agreement and Amendment No. 2) to the Credit Agreement to (i) ease certain financial covenant requirements as of December 31, 2005 and for future periods through September 30, 2007, (ii) increase interest rates for the credit facilities by 0.25% and (iii) provide for a new term loan. The interest rate with respect to the term loan and revolving credit facilities will increase by 0.25% if at any time our senior secured indebtedness is rated lower than BB- by Standard & Poor’s and Ba3 by Moody’s Investors Service. The interest rate with respect to the term loan facilities will decrease by 0.25% if, at any time, the Company’s Consolidated Senior Secured Leverage Ratio, as defined in the Incremental Term Loan Assumption Agreement and Amendment No. 2, is less than 3.0 to 1.0. The other material terms of the Credit Agreement, including security and final maturity, remained the same as under the original Credit Agreement. The Incremental Term Loan Assumption Agreement and Amendment No. 2 also provided for a new SSC Canada Incremental Term Loan (Tranche C-1) in the aggregate principal amount of $90 million. The term loan is payable in quarterly installments and matures on November 1, 2011. We used the proceeds of the Tranche C-1 to repay $90 million of Tranche B term loan. We paid fees and other expenses of $4 million related to this transaction.

The interest rate with respect to term loan facilities will decrease by 0.25% effective March 2007, as a result of our Consolidated Senior Secured Leverage Ratio decreasing to less than 3.0 to 1.0.

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

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments if we have excess cash flows, as defined therein, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our costs of borrowing could increase significantly. At December 31, 2006, we were in compliance with the financial covenants required by the Credit Agreement. As of December 31, 2006, subject to the above limitations, we have unused borrowing capacity under SSCE’s revolving credit facilities of $539 million, after giving consideration to outstanding letters of credit.

In June 2006, we, as guarantor, and SSCE and its subsidiary, SSC Canada, as borrowers, entered into an amendment to the senior credit facility with our lending group permitting us to use a portion of the net cash proceeds to be received from the sale of our Consumer Packaging division and additional borrowings, if necessary, to prepay certain unsecured debt. In addition, the amendment provided for the release of the lien on the assets of the Consumer Packaging division. The amendment (i) required the use of $240 million of the proceeds to prepay Tranche B term loans, (ii) permitted the use of up to $400 million of the proceeds to prepay the unsecured senior notes and (iii) permitted the reinvestment of up to $250 million of the balance of the proceeds in the business of the Company and its subsidiaries.

On June 30, 2006, we completed the sale of the Consumer Packaging division (see Note 2 of the Notes to Consolidated Financial Statements) and used net proceeds of $902 million to repay $240 million of Tranche B term loans, $218 million of revolving credit facilities due November 1, 2009, $298 million of 9.25% unsecured senior notes due February 1, 2008, $102 million of 9.75% unsecured senior notes due February 1, 2011 and $20 million of other debt. In addition, we paid tender premiums and other fees of approximately $24 million related to this transaction. A loss of $28 million was recorded due to the early extinguishment of debt, including a $4 million write-off of related unamortized deferred debt issuance costs.

In October 2006, the net proceeds from the sale of the Consumer Packaging division were reduced by $5 million as a result of final working capital adjustments, which were previously accrued.

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

FUTURE CASH FLOWS

Contractual Obligations and Commitments

At December 31, 2006, our contractual obligations and commitments were as follows:

		Amounts Payable During
(In millions)	Total	2007	2008-09	2010-11	2012 & Beyond

Long-term debt, including capital leases (1)	$3,634	$84	$153	$1,632	$1,765
Operating leases	383	78	108	66	131
Purchase obligations (2)	1,113	320	425	205	163
Commitments for capital expenditures (3)	260	251	9
Other long-term liabilities (4)	710	100	302	274	34
Total contractual obligations	$6,100	$833	$997	$2,177	$2,093

(1)          Projected contractual interest payments are excluded. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2006, hypothetical projected contractual interest payments would be approximately $297 million in 2007 and for each future year. For the purpose of this disclosure, our variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt. This disclosure does not attempt to predict future cash flows or changes in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Risk.”

(2)          Amounts shown consist primarily of national supply contracts to purchase containerboard, wood, reclaimed fiber, natural gas and other energy resources for which value is received. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(3)          Amounts shown are estimates of future spending on capital projects which were committed to prior to December 31, 2006, but were not completed by December 31, 2006. We expect capital expenditures for 2007 to be approximately $300 million to $350 million.

(4)          Amounts shown consist primarily of minimum pension contribution obligations, severance costs and other rationalization expenditures and environmental liabilities which have been recorded in our December 31, 2006 balance sheet. The table does not include our deferred income tax liability and accruals for self-insured losses because it is not certain when these liabilities will become due. We contributed $147 million to our pension plans and $11 million to other postretirement plans in 2006 and expect to contribute approximately $140 million and $18 million, respectively, to such plans in 2007. Future contributions to our pension and other postretirement plans will be dependent upon pending legislation, future changes in discount rates and the earnings performance of our plan assets.

Scheduled debt payments, including capital lease payments, for 2007 and 2008 are $84 million and $8 million, respectively. We expect further improvement in our cash flow from operations in 2007. We expect that our cash flow from operations and our unused borrowing capacity under SSCE’s revolving credit facilities, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, settlement of pending litigation, costs related to the strategic initiative plan, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

Contingent Obligations

We issue standby letters of credit primarily for performance bonds and for self-insurance. Letters of credit are issued under SSCE’s revolving credit facilities, generally have a one-year maturity and are renewed annually. As of December 31, 2006, SSCE had $125 million of letters of credit outstanding.

We have certain woodchip processing contracts, which provide for guarantees of third party contractors’ debt outstanding, with a security interest in the chipping equipment. Guarantee payments would be triggered in the event of a loan default by any of the contractors. The maximum potential amount of future payments related to all of such arrangements as of December 31, 2006 was $34 million. Cash proceeds received from liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

In 2006, we entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010. The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the manufacture of corrugated containerboard. We and the third party are parties to a supply agreement through 2021, whereby we sell containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to us. At December 31, 2006, the maximum potential amount of the future payments related to this guarantee was approximately $12 million, and decreases as the third party’s contractual financial targets are met. We have no recourse to the assets of the third party, other than that of a general unsecured creditor. The fair value of this guarantee at December 31, 2006 was an immaterial amount and is included in other assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheet.

Pension Obligations

As of December 31, 2006, our pension benefit obligations exceeded the fair value of pension plan assets by $633 million, down from $891 million at the end of 2005. At December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This standard requires the funded status of our defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, be recorded as an asset or liability with the after-tax impact recorded to other comprehensive income (OCI) in the December 31, 2006 balance sheet, based on an actuarial valuation as of that date. Upon adoption of SFAS No. 158, we recorded an increase to the minimum pension liability of $181 million and a decrease to other comprehensive income of $115 million, which is net of an income tax benefit of $66 million. Subsequent changes in the funded status of the plans will be recognized in OCI in the year in which the changes occur. See the information set forth in Note 15 of the Notes to Consolidated Financial Statements.

Exit Liabilities

We recorded restructuring charges of $43 million in 2006, including $42 million for exit liabilities, which were principally for severance and benefit cost and facility closure cost. In 2006, we incurred cash expenditures of $20 million for these exit liabilities.

We had $55 million of exit liabilities as of December 31, 2005, related to the restructuring of our operations. During 2006, we incurred cash expenditures of $26 million for these exit liabilities and reduced environmental exit liabilities by $4 million. The exit liabilities remaining as of December 31, 2006, including the 2006 restructuring activities, totaled $47 million. Future cash outlays, principally for severance and benefits cost and long-term lease commitments and facility closure cost, are expected to be $36 million in 2007, $5 million in 2008 and $6 million thereafter. We intend to continue funding exit liabilities through operations as originally planned.

Environmental Matters

As discussed in Part I Item 1, “Business, Environmental Compliance,” based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I will be approximately $80 million. We spent $65 million through December 31, 2006 and anticipate spending the balance in the first quarter of 2007 for projects related to Phase II of MACT I. Based on currently available information, we estimate that the aggregate compliance cost for Boiler MACT will be approximately $100 million. We spent $50 million through December 31, 2006 and anticipate spending the remainder by the compliance deadline, for projects related to Boiler MACT. In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on the Cluster Rule and Boiler MACT projects, we have spent an average of approximately $12 million in each of the last three years on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures, exclusive of the Cluster Rule and Boiler MACT projects, will be approximately $4 million in 2007.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006, we had three off-balance sheet financing arrangements.

SSCE has a $475 million accounts receivable securitization program whereby it sells, without recourse, on an ongoing basis, certain of its accounts receivable to SRC. SRC is a wholly-owned non-consolidated subsidiary of SSCE and a qualified special-purpose entity under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Accordingly, accounts receivable sold to SRC for which we do not retain an interest are not included in our consolidated balance sheets. SRC transfers the receivables to a non-consolidated subsidiary, a limited liability company, which has issued notes to third-party investors. At December 31, 2006, $522 million of accounts receivable had been sold under the program, of which $164 million was retained by SSCE as a subordinated interest and recorded in retained interest in receivables sold in the accompanying consolidated balance sheet. The investors and the limited liability company have no recourse to SSCE for failure of debtors to pay when due.

SSCE, through Smurfit-MBI, has an accounts receivable securitization program whereby it sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which SSCE holds a variable interest, but is not the primary beneficiary. Accordingly, under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which SSCE is not the primary beneficiary, are not included in the accompanying consolidated balance sheet. At December 31, 2006, $68 million of accounts receivable had been sold under the program, of which $15 million was retained by SSCE as a subordinated interest and recorded in retained interest in receivables sold in the accompanying consolidated balance sheet. The investors and the securitization trust have no recourse to SSCE for failure of debtors to pay when due.

We sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. We received $225 million in cash and $485 million in the form of installment notes, which mature from December 31, 2007 to December 31, 2014. Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Note Holdings LLC (TNH), a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million in cash proceeds and a residual interest in the notes. The residual interest included in other assets in the accompanying consolidated balance sheet was $48 million at December 31, 2006. TNH and its creditors have no recourse to us in the event of a default on the installment notes.

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

We used the last-in, first-out method of accounting for approximately 44% of our inventories at December 31, 2006. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

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

Long-Lived Assets Including Goodwill

We conduct impairment reviews of long-lived assets including goodwill in accordance with SFAS No. 144 and  SFAS No. 142, “Goodwill and Other Intangible Assets. Such reviews require us to make estimates of future cash flows and fair values. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and cost as well as, for 2006, estimates of the achievement of the strategic initiatives as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Strategic Initiatives.”  Our estimates of fair value are determined using a variety of valuation techniques, including pricing of recent industry acquisitions. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.

Restructurings and Idle Paper Machine

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

We have temporarily shut down one of our paper machines in Jacksonville, Florida. Our decision to shut down this machine was based upon anticipated supply and demand factors, its locations and operating cost. The Jacksonville machine, which was idled in the fourth quarter of 2003, has the annual capacity to produce 174,000 tons of medium. No decision has been made to permanently shut down this machine, as it may be restarted, subject to future demand and industry conditions. As of December 31, 2006, the Jacksonville paper machine had a net book value of approximately $17 million. For accounting purposes, this machine is classified as held and used and continues to be depreciated.

Our strategic initiative plan may include future closures of converting facilities or shutdowns of long-lived assets. Once we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over its shortened useful life.

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

Pension and Postretirement Benefits

We have significant long-term liabilities related to our defined benefit pension and postretirement benefit plans.

The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates applied to plan liabilities. Consulting actuaries assist us in determining these assumptions, which are described in Note 15 of the Notes to Consolidated Financial Statements. In 2006, we adjusted the expected long-term rate of return on our U.S. plan assets to 8.75% from 9.00%, which increased retirement plan expense approximately $5 million for 2006. Effective for 2007, the expected long-term rate of return on U.S. plan assets was reduced from 8.75% in 2006 to 8.5% and the expected long-term rate of return on certain foreign plan assets was reduced from 8.00% in 2006 to 7.75%. The discount rates used to determine the benefit obligations for the U.S. and foreign retirement plans at December 31, 2006 were 5.84% and 5.0%, respectively. The assumed rate for the long-term return on plan assets was determined based upon target asset allocations and expected long-term rates of return by asset class. Our assumed discount rate was developed using a portfolio of Moody’s Aa-rated fixed income securities that approximate the duration of our pension liabilities. A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $14 million. A decrease in the discount rate of 0.50% would increase our pension expense by approximately $22 million and our pension obligations by approximately $207 million.

Related to our postretirement benefit plans, we make assumptions for future trends for medical care costs. The effect of a 1% change in the assumed health care cost trend rate would increase our accumulated postretirement benefit obligation as of December 31, 2006 by $18 million and would increase the annual net periodic postretirement benefits cost by $2 million for 2006.

Income Taxes

Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate. These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes, as well as estimates of our current tax exposures. Based on our evaluation of our tax positions, we believe we were adequately reserved for these matters at December 31, 2006.

At December 31, 2006, we had deferred tax assets related to net operating loss, alternative minimum tax and other tax credit carryforwards in the amount of $583 million. A valuation allowance of $36 million has been established for a portion of these deferred tax assets based on projected future taxable income, the expected timing of deferred tax liability reversals and the expiration dates of these carryforwards. See Note 14 of the Notes to Consolidated Financial Statements. We expect our deferred tax assets, net of the valuation allowance, will be fully realized through the reversal of net taxable temporary differences at December 31, 2006, in combination with expected improvement in our operating results. Substantially all of our valuation allowance was recorded in connection with a prior purchase business combination and a reduction in the valuation allowance would result principally in a corresponding reduction to goodwill. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

The sale of the Consumer Packaging division generated a taxable gain for U.S. income tax purposes that will be offset by available net operating loss (NOL) carryforwards, a portion of which were subject to valuation allowances previously established in a prior purchase business combination. Due to the utilization of these NOL carryforwards, the related valuation allowance was reduced by $157 million in the second quarter of 2006 with a corresponding reduction to goodwill that resulted from a prior purchase business combination.

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. Under this law, in December 2005, we repatriated dividends of $483 million from earnings of foreign subsidiaries previously considered indefinitely reinvested. The income tax expense associated with the repatriation was $34 million. Excluding the repatriation discussed above, through December 31, 2006, no provision has been made for income taxes on the remaining undistributed earnings of our foreign subsidiaries, as we intend to indefinitely reinvest such earnings in our foreign subsidiaries.

We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. In 2005, we settled the Internal Revenue Service’s examination of tax years through 2003. Due principally to this settlement, we recorded a tax benefit of $44 million in the fourth quarter of 2005. The Canadian Revenue Agency is currently examining the years 1999 through 2005 of our Canadian subsidiaries. While the ultimate results cannot be predicted with certainty, we believe that the examinations will not have a material adverse effect on our consolidated financial condition or results of operations, and that the accrued tax liabilities are adequate for all years.

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

PROSPECTIVE ACCOUNTING STANDARDS

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities,” effective for fiscal years beginning after December 15, 2006. We plan to adopt this standard effective January 1, 2007. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The FSP requires retrospective application to all financial statements presented. The new standard will not impact our annual 2006 financial statements; however the after-tax impact on the 2006 interim income from continuing operations and net income (loss) available to common stockholders will be income (expense) of $(1) million, an immaterial amount, $6 million and $(5) million in the first, second, third and fourth quarters, respectively. The related impact on earnings per share is an immaterial amount for the first and second quarters and $.02 and $(.02) for the third and fourth quarters, respectively.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN No. 48 as of January 1, 2007, and the cumulative effect of the new standard will be recorded as an adjustment to retained earnings. The impact of the adoption of FIN No. 48 is not expected to have a material impact on our financial position.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities including fuel and heating oil. Our objective is to fix the price of a portion of the purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2006, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is two years. As of December 31, 2006, we had monthly derivative instruments to hedge approximately 60% of our expected natural gas requirements in the first quarter of 2007 and approximately 30% to 45% the remainder of 2007. Excluding the impact of derivative instruments, the potential change in our expected 2007 and 2006 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse price change, would be approximately $13 million and $23 million, respectively. The changes in energy cost discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include the impact of the natural gas derivative instruments. See Note 10 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. These instruments typically have maturities of twelve months or less. As of December 31, 2006, we had monthly Canadian dollar forward purchase contracts to hedge approximately 75% of our estimated requirements for 2007.

We performed a sensitivity analysis as of December 31, 2006 and 2005 that measures the change in the book value of our net monetary Canadian liability arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. The potential change in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate at December 31, 2006 and 2005, would be $29 million and $32 million, respectively. Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses, which are credited or charged to income.

In 2006, 2005 and 2004, the average exchange rates for the Canadian dollar strengthened against the U.S. dollar by 6.4%, 6.9% and 7.1%, respectively.

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

In 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. The fair value of our interest rate swap contracts at December 31, 2006 was a $9 million asset, included in other assets. These contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.

We performed a sensitivity analysis as of December 31, 2006 and 2005 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2006 and 2005, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $8 million and $13 million, respectively.

The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates and do not reflect the impact of our interest rate swap contracts. This information should be read in conjunction with Note 9 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt

Outstanding as of December 31, 2006

(U.S.$ , in millions)	2007	2008	2009	2010	2011	There- after	Total	Fair Value
Bank term loans and revolver 7.8% average interest rate (variable)	$4	$4	$140	$4	$858		$1,010	$1,015
U.S. senior notes 8.5% average interest rate (fixed)		2			648	1,600	2,250	2,213
U.S. industrial revenue bonds 6.5% average interest rate (fixed)	5		4			164	173	173
U.S. industrial revenue bonds 6.7% average interest rate (variable)				120			120	120
Other U.S.	75	2	1	1	1	1	81	81
Total debt	$84	$8	$145	$125	$1,507	$1,765	$3,364	$3,602

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Corporation, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting for Smurfit-Stone Container Corporation as of December 31, 2006, which is included herein.

/s/ Patrick J. Moore
Patrick J. Moore
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Charles A. Hinrichs
Charles A. Hinrichs
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Smurfit-Stone Container Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Smurfit-Stone Container Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smurfit-Stone Container Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Smurfit-Stone Container Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smurfit-Stone Container Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, of Smurfit-Stone Container Corporation, and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Smurfit-Stone Container Corporation

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for purchases and sales of inventory with the same counterparty, share-based payments and its method of accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smurfit-Stone Container Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri
February 27, 2007

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2006	2005
Assets

Current assets
Cash and cash equivalents	$9	$5
Receivables, less allowances of $7 in 2006 and $10 in 2005	166	224
Retained interest in receivables sold	179	139
Inventories
Work-in-process and finished goods	155	234
Materials and supplies	383	500
	538	734
Prepaid expenses and other current assets	34	82
Total current assets	926	1,184
Net property, plant and equipment	3,731	4,245
Timberland, less timber depletion	43	44
Goodwill	2,873	3,309
Other assets	204	332
	$7,777	$9,114
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$84	$35
Accounts payable	542	654
Accrued compensation and payroll taxes	211	186
Interest payable	79	97
Income taxes payable	2	17
Current deferred taxes	2	15
Other current liabilities	147	184
Total current liabilities	1,067	1,188
Long-term debt, less current maturities	3,550	4,536
Other long-term liabilities	1,010	1,123
Deferred income taxes	343	385
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	93	89
Common stock, par value $.01 per share; 400,000,000 shares authorized, 255,300,904 and 254,652,321 issued and outstanding in 2006 and 2005, respectively	3	3
Additional paid-in capital	4,040	4,009
Retained earnings (deficit)	(1,917)	(1,846)
Accumulated other comprehensive income (loss)	(412)	(373)
Total stockholders’ equity	1,807	1,882
	$7,777	$9,114

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)	2006	2005	2004
Net sales	$7,157	$6,812	$6,716
Costs and expenses
Cost of goods sold	6,185	6,054	5,807
Selling and administrative expenses	677	689	655
Restructuring charges	43	321	16
Asset impairment charge			73
(Gain) loss on sale of assets	(24)	1	(7)
Operating income (loss)	276	(253)	172
Other income (expense)
Interest expense, net	(341)	(345)	(342)
Loss on early extinguishment of debt	(28)		(11)
Other, net	(17)	(21)	(18)
Loss from continuing operations before income taxes	(110)	(619)	(199)
Benefit from income taxes	40	241	99
Loss from continuing operations	(70)	(378)	(100)
Discontinued operations
Income from discontinued operations, net of income tax provisions of $9 in 2006, $34 in 2005, and $36 in 2004	14	51	54
Loss on disposition of discontinued operations, net of income tax provision of $174	(3)
Net loss	(59)	(327)	(46)
Preferred stock dividends and accretion	(12)	(12)	(11)
Net loss available to common stockholders	$(71)	$(339)	$(57)

Basic and diluted earnings per common share
Loss from continuing operations	$(.32)	$(1.53)	$(.44)
Discontinued operations	.05	.20	.21
Loss on disposition of discontinued operations	(.01)
Net loss available to common stockholders	$(.28)	$(1.33)	$(.23)
Weighted average shares outstanding	255	255	253

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions, except share data)

	Common Stock		Preferred Stock				Accumulated
	Number	Par	Number		Additional	Retained	Other
	of	Value,	of		Paid-In	Earnings	Comprehensive
	Shares	$.01	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance at January 1, 2004	250,547,712	$3	4,599,300	$82	$3,924	$(1,450)	$(289)	$2,270
Comprehensive income (loss)
Net loss						(46)		(46)
Other comprehensive income (loss)
Deferred hedge loss, net of tax benefit of $4							(7)	(7)
Foreign currency translation adjustment, net of tax benefit of $2							(4)	(4)
Minimum pension liability adjustment, net of tax benefit of $7							(14)	(14)
Comprehensive income (loss)								(71)
Issuance of common stock under stock option and restricted stock plans	3,690,933				68			68
Preferred stock dividends and accretion				3		(11)		(8)
Balance at December 31, 2004	254,238,645	3	4,599,300	85	3,992	(1,507)	(314)	2,259
Comprehensive income (loss)
Net loss						(327)		(327)
Other comprehensive income (loss)
Deferred hedge gain, net of tax expense of $18							29	29
Foreign currency translation adjustment, net of tax benefit of $4							(7)	(7)
Minimum pension liability adjustment, net of tax benefit of $44							(81)	(81)
Comprehensive income (loss)								(386)
Issuance of common stock under stock option and restricted stock plans	413,676				17			17
Preferred stock dividends and accretion				4		(12)		(8)
Balance at December 31, 2005	254,652,321	3	4,599,300	89	4,009	(1,846)	(373)	1,882
Comprehensive income (loss)
Net loss						(59)		(59)
Other comprehensive income (loss)
Deferred hedge loss, net of tax benefit of $20							(31)	(31)
Minimum pension liability adjustment, net of tax expense of $64							107	107
Comprehensive income								17
Adjustment to initially apply SFAS No. 158, net of tax benefit of $66							(115)	(115)
Issuance of common stock under stock option and restricted stock plans	648,583				31			31
Preferred stock dividends and accretion				4		(12)		(8)
Balance at December 31, 2006	255,300,904	$3	4,599,300	$93	$4,040	$(1,917)	$(412)	$1,807

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2006	2005	2004
Cash flows from operating activities
Net loss	$(59)	$(327)	$(46)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on disposition of discontinued operations	(171)
Loss on early extinguishment of debt	28		11
Depreciation, depletion and amortization	377	408	416
Amortization of deferred debt issuance costs	9	9	11
Deferred income taxes	108	(233)	(80)
Pension and postretirement benefits	(14)	(44)	(48)
(Gain) loss on sale of assets	(24)	1	(7)
Non-cash impairment and restructuring charges	23	271	80
Non-cash stock-based compensation	25	12	10
Non-cash foreign currency (gains) losses	(1)	9	22
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	11	48	(99)
Inventories	46	39	(50)
Prepaid expenses and other current assets	15	5	(18)
Accounts payable and accrued liabilities	(90)	28	64
Interest payable	(17)	3	(4)
Income tax benefit on exercise of employee stock options			8
Other, net	(1)	(8)	3
Net cash provided by operating activities	265	221	273
Cash flows from investing activities
Expenditures for property, plant and equipment	(274)	(276)	(219)
Proceeds from property and sale of businesses	980	8	32
Payments on acquisitions, net of cash received		(9)	(13)
Net cash provided by (used for) investing activities	706	(277)	(200)
Cash flows from financing activities
Proceeds from long-term debt		162	1,480
Net repayments of debt	(937)	(93)	(1,615)
Debt repurchase premiums	(24)
Net repayments under accounts receivable securitization programs			(177)
Net proceeds from sale of receivables			203
Preferred dividends paid	(8)	(8)	(8)
Proceeds from exercise of stock options	2	1	54
Deferred debt issuance costs		(7)	(16)
Net cash provided by (used for) financing activities	(967)	55	(79)

Increase (decrease) in cash and cash equivalents	4	(1)	(6)
Cash and cash equivalents
Beginning of year	5	6	12
End of year	$9	$5	$6

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

Prior to November 1, 2004, SSCC owned 100% of the equity interest in JSCE, Inc. (“JSCE”) and Stone Container Corporation (“Stone”). JSCE owned 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) (“JSC(U.S.)”) and was the guarantor of the senior unsecured indebtedness of JSC(U.S.). JSCE had no operations other than its investment in JSC(U.S.). On November 1, 2004, JSCE merged with and into JSC(U.S.), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into Stone, with Stone as the surviving company (the “Merger”), principally to consolidate debt financing activities of the Company and its subsidiaries. Stone was simultaneously renamed SSCE. Stone and JSC(U.S.) were wholly-owned subsidiaries of SSCC and, therefore, the Merger did not impact SSCC’s consolidated financial statements. The Merger did not impact the operating activities of the merged companies which continue to do business as SSCC.

Nature of Operations:  The Company’s major operations are containerboard, corrugated containers and reclamation. The Company’s paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers at Company-owned facilities and third-party converting operations. The Company also provides single source full service merchandising solutions to retailers and consumer packaging companies. Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are located principally in North America.

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

Effective April 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” for new arrangements and modifications or renewals of existing arrangements. EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction. EITF No. 04-13 required the Company to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types in the Containerboard and Corrugated Containers segment on a net basis in the consolidated statements of operations, thereby reducing net sales and cost of goods sold by $194 million for 2006. Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the first quarter of 2006, and $296 million and $268 million for 2005 and 2004, respectively.

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

Inventories:  Inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) method, except for $299 million in 2006 and $337 million in 2005, which are valued at the lower of average cost or market. First-in, first-out (“FIFO”) costs (which approximate replacement costs) exceed the LIFO value by $81 million and $123 million at December 31, 2006 and 2005, respectively.

Net Property, Plant and Equipment:  Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 18 to 23 years, while major converting equipment has been assigned a useful life ranging from 12 to 20 years (See Note 7).

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

Recoverability is assessed based on the carrying amount of the asset compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value (See Note 6).

Once the Company commits to a plan to abandon or take out of service a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over its shortened useful life (See Note 3).

A component of the Company is classified as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the Company (See Note 2).

Income Taxes:  The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 14).

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

Derivatives and Hedging Activities:  The Company recognizes all derivatives on the balance sheet at fair value. Derivatives not qualifying for hedge accounting are adjusted to fair value through income. Derivatives qualifying for cash flow hedge accounting are recognized in OCI until the hedged item is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly (See Note 10).

Transfers of Financial Assets:  Certain financial assets are transferred to qualifying special-purpose entities and variable interest entities where the Company is not the primary beneficiary. The assets and liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management’s best estimates of key assumptions (See Note 8).

Stock-Based Compensation:  At December 31, 2006, the Company has stock-based employee compensation plans, including stock options and restricted stock units (“RSUs”). The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” effective January 1, 2006, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which the Company had previously adopted on January 1, 2003. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date (See Note 4).

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

Asset Retirement Obligations:  The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Asset retirement obligations recorded consist primarily of landfill capping and closure and post-closure maintenance on the landfills. The Company has other asset retirement obligations upon closure of facilities, principally costs for the removal of asbestos and chemicals, for which retirement obligations are not recorded because the fair value of the liability could not be reliably measured due to the uncertainty and timing of facility closures or demolition. These asset retirement obligations have indeterminate settlement dates because the period over which the Company may settle these obligations is unknown and cannot be estimated. The Company will recognize a liability when sufficient information is available to reasonably estimate its fair value (See Note 13).

Restructuring:  Costs associated with exit or disposal activities are generally recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 3).

Guarantees:  The Company accounts for guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. Disclosure requirements are effective for all guarantees (See Note 12).

Employee Benefit Plans:  At December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires the funded status of the Company’s defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, be recorded as an asset or liability with the after-tax impact recorded to OCI in the December 31, 2006 balance sheet, based on an actuarial valuation as of that date. Subsequent changes in the funded status of the plans will be recognized in OCI in the year in which the changes occur (See Note 15).

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

Reclassifications:  Certain reclassifications of prior year presentations have been made to conform to the 2006 presentation.

Prospective Accounting Pronouncements:  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of January 1, 2007, and the cumulative effect of the new standard will be recorded as an adjustment to retained earnings. The impact of the adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial position.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities,” effective for fiscal years beginning after December 15, 2006, and the Company plans to adopt this standard effective January 1, 2007. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The FSP requires retrospective application to all financial statements presented. The new standard will not impact the Company’s annual 2006 financial statements; however the after-tax impact on the Company’s 2006 interim income (loss) from continuing operations and net income (loss) available to common stockholders would have been income (expense) of $(1) million, an immaterial amount, $6 million and $(5) million in the first, second, third and fourth quarters, respectively. The related impact on earnings per share would have been an immaterial amount for the first and second quarters and $.02 and $(.02) for the third and fourth quarters, respectively.

2.   Discontinued Operations

On June 30, 2006, the Company completed the sale of substantially all of the assets of its Consumer Packaging division to a company formed by Texas Pacific Group for approximately $1.04 billion. Reflecting final working capital adjustments and sales transaction costs, net cash proceeds were $897 million, which excluded $130 million of accounts receivable previously sold to Stone Receivables Corporation (“SRC”) under the accounts receivable securitization program. The Company recorded a pretax gain of $171 million, offset by a $174 million income tax provision, resulting in a net loss on sale of discontinued operations of $3 million. The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million for the six months ended June 30, 2006, and $1,584 million and $1,575 million for the years ended December 31, 2005 and 2004, respectively. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations from the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

Prior to the sale, the Company sold kraft paper, bleached linerboard, corrugated boxes and recycled fiber to the Consumer Packaging division. These intercompany sales, which have been eliminated in the Company’s consolidated financial statements, were $108 million, $209 million and $207 million in 2006, 2005 and 2004, respectively.

The Company has entered into supply agreements with the purchaser of the Consumer Packaging division to continue to sell these products to the divested business for up to a two year period. Pursuant to these agreements, the Company sold $81 million in the second half of 2006. The Company has entered into a transition services agreement to provide corporate administrative services and information technology infrastructure for a period of up to 18 months. Under this agreement, the Company billed $6 million for transition services in the second half of 2006.

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
$134

3.   Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic initiative plan to improve performance and better position the Company for long-term growth. The plan focused on cost reduction and productivity initiatives from which the Company expects to achieve $525 million in annual savings by the end of 2008. As part of the initiative plan, the Company completed the sale of its Consumer Packaging division on June 30, 2006 and used the proceeds to reduce debt (See Notes 2 and 9). The original cost reduction and productivity initiatives target included cost savings benefits to be derived from the Consumer Packaging division and, accordingly, the Company has adjusted this target to exclude the impact of the Consumer Packaging division from both the target and the actual savings achieved.

In 2005, as the first step in this cost reduction process and in order to better align production capacity with market conditions and demand, the Company permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. The Company’s containerboard manufacturing capacity was reduced by 700,000 tons, or 8.5% as a result of these closures. In addition, the Company also closed two converting facilities, exited its investment in the Las Vegas, Nevada converting facility, and agreed to the closure of the Groveton, New Hampshire medium mill, in which the Company owns a minority interest. The Company recorded restructuring charges of $321 million, including non-cash charges of $267 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and $4 million related to a pension curtailment charge for terminated employees. The remaining charges were primarily for severance, benefits, lease commitments and post-closure environmental costs. These shutdowns resulted in approximately 780 employees being terminated. The net sales and operating losses of the two shutdown converting operations in 2005 prior to closure were $24 million and $5 million, respectively. The net sales and operating losses of these facilities in 2004 were $28 million and $3 million, respectively.

In 2006, in conjunction with the strategic initiative plan, the Company closed fifteen converting facilities and permanently shutdown four corrugators, resulting in the termination of approximately 1,400 employees. In addition, another 700 employees were terminated as part of the strategic initiative plan. The Company recorded restructuring charges of $43 million, net of an $18 million gain from the sale of three shutdown facilities and the No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. The fixed assets of the shutdown operations were adjusted to the estimated net realizable value, resulting in a non-cash charge of $21 million. In addition, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a $2 million non-cash restructuring charge in the fourth quarter of 2006 to accelerate the related depreciation over the revised useful life of equipment expected to be abandoned. The remaining charges were primarily for severance and benefits, including pension settlement costs of $6 million. The net sales and operating losses of these facilities in 2006 prior to closure were $169 million and $30 million, respectively. The net sales and operating losses of these facilities in 2005 were $262 million and $27 million, respectively. The net sales and operating losses of these facilities in 2004 were $251 million and $15 million, respectively. Additional charges of up to $4 million will be recorded in future periods related to the closure of these converting facilities for pension settlement costs.

During the next two years, to implement the planned initiatives, the Company expects to record additional restructuring charges of approximately $125 million, including accelerated depreciation of approximately $40 million related to equipment expected to be abandoned or taken out of service in conjunction with the future closure of certain corrugated container facilities.

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

	Write-down of Property, Equipment and Investments to Fair Value	Severance and Benefits	Lease Commitments	Facility Closure Costs	Other	Total
Balance at January 1, 2004	$	$17	$12	$15	$	$44

Charge	7	11	1	2	(5)	16
Payments		(23)	(2)	(5)		(30)
Non-cash reduction	(7)					(7)
Sale of assets					5	5
Balance at December 31, 2004		5	11	12		28

Charge	267	35	7	12		321
Payments		(21)	(3)	(3)		(27)
Non-cash reduction	(267)	(4)				(271)
Balance at December 31, 2005		15	15	21		51

Charge	23	38	4	(4)	(18)	43
Payments		(34)	(2)	(8)		(44)
Non-cash reduction	(23)					(23)
Sale of assets					18	18
Balance at December 31, 2006	$	$19	$17	$9	$	$45

The $4 million adjustment to facility closure costs in 2006 is due primarily to revising environmental exit liabilities, based on current information and experience.

Cash Requirements

Future cash outlays under the restructuring of operations are anticipated to be $35 million in 2007, $5 million in 2008, $3 million in 2009 and $2 million thereafter.

4.   Stock–Based Compensation

The Company has stock options and RSUs outstanding under several long-term incentive plans. The stock options granted under plans prior to the 1998 Long-Term Incentive Plan (the “1998 Plan”) are fully vested and exercisable.

The 1998 Plan and the 2004 Long-Term Incentive Plan (the “2004 Plan”) have reserved 16.5 million and 12.5 million shares, respectively, of Company common stock for non-qualified stock options, RSUs and performance awards to officers, key employees and non-employee directors of the Company. The stock options are exercisable at a price equal to the fair market value of the Company’s stock on the date of grant. The vesting schedule and other terms and conditions of options granted under each plan are established separately for each grant. The options expire no later than seven to ten years from the date of grant.

Certain grants under the 1998 Plan and the 2004 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific ownership conditions are met. Grants issued before December 31, 2005 allowed for immediate vesting and exercisability in the event of retirement. For grants issued after December 31, 2005, unvested awards do not vest upon retirement. These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date.

SFAS No. 123

In 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which required expensing options prospectively, beginning in the year of adoption, and utilized the Black-Scholes formula to estimate the value of stock options granted to employees. Because the prospective transition method was used and awards vest over three to eight years (see below), the expense for 2005 and 2004 is less than what would have been recognized if the fair value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net loss available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2005	2004
Net loss available to common stockholders, as reported	$(339)	$(57)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	7	6
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(12)	(15)
Pro forma net loss available to common stockholders	$(344)	$(66)

Earnings per share:
Basic and diluted – as reported	$(1.33)	$(.23)
Basic and diluted – pro forma	$(1.35)	$(.26)

SFAS No. 123(R)

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

The following table provides the assumptions used in determining the fair value of the stock-based awards using a lattice option pricing model in 2006 and a Black-Scholes option pricing model in 2005 and 2004.

	2006	2005	2004
Weighted-average volatility	35.65%	41.00%	31.00%
Weighted-average risk-free interest rate	4.59%	4.10%	4.08%
Weighted-average dividend yield	0.00%	0.00%	0.00%
Weighted-average expected life in years	5	6	6

Stock options and RSUs granted prior to December 31, 2005 allowed for immediate vesting and exercisability in the event of retirement. The Company had recognized compensation expense over the explicit service period (up to the date of actual retirement) and will continue this method for awards granted prior to the adoption of SFAS No. 123(R). For options granted after January 1, 2006, the Company is recognizing expense over the explicit service period since the options do not fully vest upon retirement.

The impact of adopting SFAS No. 123(R) for 2006 was an increase in selling and administrative expenses of $5 million due to recognizing expense on non-vested, outstanding shares issued prior to the adoption of SFAS No. 123 on January 1, 2003. The related tax benefit was $2 million for 2006. The net earnings per share impact was $(.01) for 2006.

Total pretax stock-based compensation costs recognized in selling and administrative expense in the consolidated statements of operations for 2006, 2005 and 2004 were $23 million, $10 million, and $9 million, respectively, excluding stock-based compensation costs related to discontinued operations of $2 million, $2 million and $1 million for 2006, 2005 and 2004, respectively. The related tax benefit for 2006, 2005 and 2004 was $9 million, $4 million, and $3 million, respectively, excluding the tax benefit related to discontinued operations of $1 million for each of 2006, 2005 and 2004.

At December 31, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $33 million to be recognized through November 30, 2009, with a weighted-average expense period of approximately two years.

Stock Options

The stock options granted prior to January 1999 are fully vested and exercisable. The stock options granted between January 1999 and March 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. For grants between April 2001 and June 2004, the stock options vest and become exercisable at the rate of 25% each year for four years. All non-performance based grants issued subsequent to June 2004 vest and become exercisable on the third anniversary of the award date. Awards with pro rata vesting are expensed on a straight-line basis.

During 2006, the Company granted performance-based stock options under the 2004 Plan to management level employees responsible for implementing the strategic initiatives plan. Vesting is dependent upon the financial performance of the Company and the attainment of the strategic initiatives savings from 2006 to 2008. These performance-based stock options expire no later than seven years from the date of grant. Compensation expense is recorded over the performance period ranging from two to three years based on the achievement of the performance criteria. As of December 31, 2006, the Company is on target to attain the vesting requirements.

Additional information relating to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2004	17,324,903	$14.20

Granted	992,144	18.78
Exercised	(3,546,349)	13.17
Cancelled	(497,459)	14.54
Outstanding at December 31, 2004	14,273,239	14.76

Granted	1,054,508	13.78
Exercised	(100,044)	13.40
Cancelled	(770,577)	17.41
Outstanding at December 31, 2005	14,457,126	14.55

Granted	5,469,775	12.74
Exercised	(140,761)	12.78
Cancelled	(2,197,181)	13.99
Outstanding at December 31, 2006	17,588,959	14.08	5.07

Exercisable at December 31, 2006	10,776,801	$14.32	3.94

The weighted-average grant date fair value of stock options granted during 2006, 2005 and 2004 was $4.62, $6.29 and $7.17 respectively.

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was an immaterial amount, $1 million and $19 million, respectively.

The aggregate intrinsic value of stock options exercisable at December 31, 2006 was an immaterial amount. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price as of December 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.

RSUs

The Company issues RSUs to pay a portion of employee bonuses under its annual management incentive plan. These RSUs vest immediately, but will not be distributed to active employees until the third anniversary of the award date. The Company pays a premium on the employee bonuses in the form of RSUs (“Premium RSUs”) to certain employees. The Company also issues non-vested RSUs under the 2004 Plan to certain employees. Non-employee directors are also annually awarded non-vested RSUs as part of their director compensation. These non-vested RSUs and Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date. The RSUs are non-transferable and do not have voting rights.

Additional information relating to RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Vested RSUs
Outstanding vested RSUs at January 1, 2004	639,793	$14.32

Granted	160,090	17.15
Converted	(32,918)	14.62
Transfer from non-vested
Outstanding vested RSUs at December 31, 2004	766,965	14.90

Granted	208,833	15.06
Converted	(345,352)	14.82
Transfer from non-vested	102,392	15.53
Outstanding vested RSUs at December 31, 2005	732,838	15.07

Granted	180,759	12.96
Converted	(663,626)	14.33
Transfer from non-vested	326,607	14.68
Outstanding vested RSUs at December 31, 2006	576,578	15.04

Non-Vested RSUs
Outstanding non-vested RSUs at January 1, 2004	229,823	$14.86

Granted	434,211	18.54
Forfeited	(13,659)	16.60
Transfer to vested
Outstanding non-vested RSUs at December 31, 2004	650,375	17.28

Granted	763,631	12.79
Forfeited	(43,748)	16.06
Transfer to vested	(102,392)	15.53
Outstanding non-vested RSUs at December 31, 2005	1,267,866	14.76

Granted	817,973	12.03
Forfeited	(157,231)	12.51
Transfer to vested	(326,607)	14.68
Outstanding non-vested RSUs at December 31, 2006	1,602,001	13.60

Total outstanding RSUs at December 31, 2006	2,178,579	$13.98

5.   Acquisitions and Mergers

Equity Affiliates

During 2005, the Company invested in four separate joint ventures for a total of $9 million. The largest is an investment of $7 million in a producer of corrugated sheets and packaging products located in China.

Innovative Packaging

In December 2004, the Company acquired 15% of Innovative Packaging Corp. (“IPC”), a corrugated container facility in Milwaukee, Wisconsin, for $13 million. Previously, the Company owned 85% of IPC and, as a result of the acquisition, now owns 100%. The cost to acquire the remaining 15% of IPC eliminated the Company’s minority interest liability of $1 million with the remaining balance of $12 million allocated to intangible assets for $4 million and to goodwill for $8 million. The goodwill is reflected in the Containerboard and Corrugated Containers segment.

The following table is a summary of the remaining exit liabilities recorded as part of acquisition and merger transactions completed in prior years.

	Lease Commitments	Other Commitments	Facility Closure Costs	Total
Balance at January 1, 2004	$4	$2	$1	$7
Payments	(1)		(1)	(2)
Balance at December 31, 2004	3	2		5
Payments	(1)			(1)
Balance at December 31, 2005	2	2		4
Payments	(1)	(1)		(2)
Balance at December 31, 2006	$1	$1	$	$2

Cash Requirements

Future cash outlays under the exit liabilities are anticipated to be $1 million in 2007, an immaterial amount in 2008 and 2009 and $1 million thereafter.

6.   Asset Impairment Charge

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

7.   Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consist of:

	2006	2005
Land and land improvements	$164	$185
Buildings and leasehold improvements	600	681
Machinery, fixtures and equipment	5,482	6,080
Construction in progress	166	169
	6,412	7,115
Less accumulated depreciation	(2,681)	(2,870)
Net property, plant and equipment	$3,731	$4,245

Depreciation expense was $352 million, $364 million and $375 million for 2006, 2005 and 2004, respectively, excluding depreciation expense related to discontinued operations of $20 million, $40 million and $38 million in 2006, 2005 and 2004, respectively. Property, plant and equipment include capitalized leases of $22 million and $31 million and related accumulated amortization of $17 million and $21 million at December 31, 2006 and 2005, respectively.

8.   Transfers of Financial Assets

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

SRC is a qualified special–purpose entity under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Accordingly, accounts receivable sold to SRC, for which the Company does not retain an interest, are not included in the Company’s consolidated balance sheets.

In September 2006, $137 million of containerboard customer accounts receivables, net of related allowance for doubtful accounts, were sold into the SRC accounts receivable securitization program, of which $78 million were retained by the Company as a subordinated interest and recorded in retained interest in receivables sold in the consolidated balance sheet. The Company used the initial proceeds of $59 million to repay debt (See Note 9).

Accounts receivable of the Consumer Packaging division previously sold under the accounts receivable securitization program were substantially collected during 2006 and were used to reduce the related off-balance sheet debt (See Note 2).

At December 31, 2006 and 2005, $522 million and $521 million, respectively, of accounts receivable had been sold to SRC, of which $164 million and $118 million, respectively, were retained by the Company as a subordinated interest. The Company’s retained interest is carried at fair value and is included in retained interest in receivables sold in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $23 million and $20 million in 2006 and 2005, respectively, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2006	December 31, 2006	Year Ended December 31, 2005	December 31, 2005
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	1.89%-4.14%	2.77%	1.96%-3.35%	2.54%
Variable return to investors	LIBOR plus 23 to 135 basis points	5.72%	LIBOR plus 23 to 135 basis points	4.77%

At December 31, 2006, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $3 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from SRC:

	2006	2005
Cash proceeds from sales of receivables	$5,795	$5,903
Servicing fees received	6	6
Other cash flows received on retained interest	41	85
Interest income received	2

Canadian Securitization Program

On March 30, 2004, the Company entered into a $70 million Canadian (approximately $60 million U.S. as of December 31, 2006) accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company holds a variable interest, but is not the primary beneficiary. Accordingly, under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which the Company is not the primary beneficiary, are not included in the accompanying consolidated balance sheets. The Company has retained servicing responsibilities and a subordinated interest in future cash flows from the receivables. The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted.

The amount available to the Company under the receivables program fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio. The Company’s residual interest in the securitization program is recorded at fair value and is based upon the total outstanding receivables sold, adjusted for dilution and loss reserves of approximately 3.7% and 4.0%, at December 31, 2006 and 2005, respectively, less the amount funded to the Company.

At December 31, 2006 and 2005, $68 million and $71 million, respectively, of accounts receivable had been sold under the program, of which $15 million and $21 million, respectively, were retained by the Company as a subordinated interest. The amount funded to the Company at December 31, 2006 and 2005, was $50 million and $47 million, respectively. The Company’s retained interest is included in retained interest in receivables sold in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to the trust of $2 million and $1 million in 2006 and 2005, respectively, which is included in other, net in the consolidated statements of operations.

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Note Holdings LLC, a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the Company’s Credit Agreement. The residual interest was $48 million and $46 million at December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets. The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2006, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $1 million and $2 million, respectively.

9.   Long-Term Debt

Long-term debt as of December 31 is as follows:

	2006	2005
Bank Credit Facilities
Tranche B Term Loan (7.6% weighted average variable rate), due in various installments through November 1, 2011	$490	$878
Tranche C Term Loan (7.6% weighted average variable rate), due in various installments through November 1, 2011	295	298
Tranche C-1 Term Loan (7.6% weighted average variable rate), due in various installments through November 1, 2011	89	90
SSCE revolving credit facility (9.8% weighted average variable rate), due November 1, 2009	70	98
SSC Canada revolving credit facility (8.4% weighted average variable rate), due November 1, 2009	66	147
	1,010	1,511

Senior Notes
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007	70	72
9.25% unsecured senior notes, due February 1, 2008	2	300
9.75% unsecured senior notes, due February 1, 2011	648	750
8.375% unsecured senior notes, due July 1, 2012	400	400
8.25% unsecured senior notes, due October 1, 2012	700	700
7.50% unsecured senior notes, due June 1, 2013	300	300
7.375% unsecured senior notes, due July 15, 2014	200	200
	2,320	2,722

Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 5.1% to 8.1%), payable in varying annual payments through 2027	172	193
Variable rate industrial revenue bonds (6.7% weighted average variable rate), payable in varying annual payments through 2035	120	120
Other (including obligations under capitalized leases of $7 and $12)	12	25
	304	338
Total debt	3,634	4,571
Less current maturities	(84)	(35)
Total long-term debt	$3,550	$4,536

The amounts of total debt outstanding at December 31, 2006 maturing during the next five years are as follows:

2007	$84
2008	8
2009	145
2010	125
2011	1,507
Thereafter	1,765

Bank Credit Facilities

In connection with the Merger, the Company, as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (“SSC Canada”), as borrowers, entered into a new credit agreement, as amended (the “Credit Agreement”) on November 1, 2004. The Credit Agreement, which refinanced and replaced SSCC’s former credit agreements in their entirety, provided for (i) a revolving credit facility of $600 million to SSCE, of which $70 million was borrowed as of December 31, 2006 and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, of which $66 million was borrowed as of December 31, 2006. The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans. The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facilities. At December 31, 2006, the unused portion of these facilities, after giving consideration to outstanding letters of credit, was $539 million subject to limitations in the Credit Agreement described below. Each of these revolving credit facilities mature on November 1, 2009. The Credit Agreement also provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million, with outstanding balances of $490 million and $295 million, respectively, at December 31, 2006. The term loans are payable in quarterly installments and mature on November 1, 2011. In addition, the Credit Agreement provides for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010. A loss of $12 million was recorded in 2004 due to the early extinguishment of the Company’s former credit agreements, primarily related to the payment of fees and expenses of $11 million.

In December 2005, the Company and its lenders entered into an agreement and amendment (“Incremental Term Loan Assumption Agreement and Amendment No. 2”) to the Credit Agreement to i) ease certain financial covenant requirements as of December 31, 2005 and for future periods through September 30, 2007, ii) increase interest rates for the credit facilities by 0.25% and iii) provide for a new term loan. Under the Incremental Term Loan Assumption Agreement and Amendment No. 2, the Company has the option to borrow at a rate equal to LIBOR plus 2.25% or alternate base rate (“ABR”) plus 1.25% for the term loan facilities and LIBOR plus 2.50% or ABR plus 1.50% for the revolving credit facilities (the “Applicable Rate”). The Applicable Rate will increase by 0.25% if at any time the Company’s senior secured indebtedness is rated lower than BB- by Standard & Poor’s and Ba3 by Moody’s Investors Service. The Applicable Rate with respect to term loan facilities will decrease by 0.25% if, at any time, the Company’s Consolidated Senior Secured Leverage Ratio is less than 3.0 to 1.0. The other material terms of the Credit Agreement, including security and final maturity, remained the same as under the original Credit Agreement. The Incremental Term Loan Assumption Agreement and Amendment No. 2 also provided for a new SSC Canada Incremental Term Loan (“Tranche C-1”) in the aggregate principal amount of $90 million, with an outstanding balance of $89 million at December 31, 2006. The term loan is payable in quarterly installments and matures on November 1, 2011. The Company used the proceeds of the Tranche C-1 to repay $90 million of Tranche B term loan. The Company paid fees and other expenses of $4 million in 2005 related to this transaction.

The interest rate with respect to term loan facilities will decrease by 0.25% effective March 1, 2007, as a result of the Company's Consolidated Senior Secured Leverage Ratio decreasing to less than 3.0 to 1.0.

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

At December 31, 2006, the Company was in compliance with the financial covenants required by the Credit Agreement.

The Company has entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans (See Note 10).

Senior Notes

The 9.75% unsecured senior notes of $648 million are redeemable in whole or in part at the option of SSCE at a price of 104.875% plus accrued interest. The redemption price will decline each year after 2006 and beginning on February 1, 2009 will be 100% of the principal amount, plus accrued interest.

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

The 9.25% unsecured senior notes aggregating $2 million are not redeemable prior to maturity.

The senior notes contain business and financial covenants which are less restrictive than those contained in the Credit Agreement.

The 8.45% mortgage notes are secured by the assets of 37 corrugated container plants. In February 2007, the Company gave notice of its intention to prepay these notes in March 2007.

2006 Transactions

In 2006, the Company, as guarantor, and SSCE and SSC Canada, as borrowers, entered into an amendment to the Credit Agreement with its lending group permitting the Company to use a portion of the net cash proceeds to be received from the sale of the Company’s Consumer Packaging division and additional borrowings, if necessary, to prepay certain unsecured debt. In addition, the amendment provided for the release of the lien on the assets of the Consumer Packaging division. The amendment (i) required the use of $240 million of the proceeds to prepay Tranche B term loans; (ii) permitted the use of up to $400 million of the proceeds to prepay the unsecured senior notes; and (iii) permitted the reinvestment of up to $250 million of the balance of the proceeds in the business of the Company and its subsidiaries. If, after giving effect to the payments described above, the remaining balance of the proceeds exceeded $10 million, the Company would be required to use the remaining balance of the proceeds to make a further repayment of the term loans in accordance with the provisions of the Credit Agreement.

On June 30, 2006, the Company completed the sale of the Consumer Packaging division and used the proceeds to repay the following obligations:

Tranche B term loan, due in various installments through November 1, 2011	$240
SSCE revolving credit facility, due November 1, 2009	218
9.25% unsecured senior notes, due February 1, 2008	298
9.75% unsecured senior notes, due February 1, 2011	102
Other debt	20
Total debt repayment	878
Tender premium and fees	24
Total application of net proceeds	$902

In October 2006, the net proceeds were reduced by $5 million as a result of final working capital adjustments, which were previously accrued.

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

Interest costs capitalized on construction projects in 2006, 2005 and 2004 totaled $8 million, $8 million and $5 million, respectively. Interest payments on all debt instruments for 2006, 2005 and 2004 were $360 million, $344 million and $340 million, respectively.

10. Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil. The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item. As of December 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was two years.

For the years ended December 31, 2006 and 2005, the Company reclassified a $3 million loss (net of tax) and a $7 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company’s commodity derivative instruments at December 31, 2006 was a $27 million liability, of which $22 million was included in other current liabilities and $5 million was included in other long-term liabilities. The fair value of the Company’s commodity derivative instruments at December 31, 2005 was a $40 million asset, of which $31 million was included in prepaid expenses and other current assets and $9 million was included in other assets.

For the years ended December 31, 2006 and 2005, the Company recorded a $10 million loss (net of tax) and $2 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the years ended December 31, 2006 and 2005, the Company recorded an $8 million loss (net of tax) and $8 million gain (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar. The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. As of December 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency exchange risk is one year. For the years ended December 31, 2006 and 2005, the Company reclassified a $3 million gain (net of tax) and $1 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded. The fair value of the Company’s foreign currency derivative instruments at December 31, 2006 and 2005 was a $1 million asset and $6 million asset, respectively, included in prepaid expenses and other current assets.

For the years ended December 31, 2006 and 2005, the Company recorded an immaterial amount and $2 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain foreign currency derivative instruments not qualifying for hedge accounting.

For the years ended December 31, 2006 and 2005, the Company recorded an immaterial amount and $2 million gain (net of tax), respectively, in cost of goods sold on settled foreign currency derivative instruments not qualifying for hedge accounting.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%. These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. For the years ended December 31, 2006 and 2005, the Company reclassified a $1 million gain (net of tax) and $2 million loss (net of tax), respectively, from OCI when the hedged items were recognized.

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

The fair value of the Company’s interest rate swap contracts at December 31, 2006 was a $9 million asset, included in other assets. The fair value of the Company’s interest rate swap contracts at December 31, 2005 was an $11 million asset, of which $3 million was included in prepaid expenses and other current assets and $8 million was included in other assets.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $8 million (net of tax) at December 31, 2006, including a $13 million loss (net of tax) on commodity derivative instruments, a $1 million loss (net of tax) on foreign currency derivative instruments and a $6 million gain (net of tax) on interest rate swap contracts. The cumulative deferred hedge gain on all derivative instruments was $23 million (net of tax) at December 31, 2005, including a $16 million gain (net of tax) on commodity derivative instruments, a $2 million gain (net of tax) on foreign currency derivative instruments and a $5 million gain (net of tax) on interest rate swap contracts. The Company expects to reclassify an $11 million loss (net of tax) into cost of goods sold during 2007 related to the commodity and foreign currency derivative instruments.

11. Leases

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

2007	$78
2008	60
2009	48
2010	40
2011	26
Thereafter	131
Total minimum lease payments	$383

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $150 million, $137 million and $137 million for 2006, 2005 and 2004, respectively, excluding rental expense related to discontinued operations of $16 million, $30 million and $31 million in 2006, 2005 and 2004, respectively.

12.       Guarantees

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment. At December 31, 2006 and 2005, the maximum potential amount of future payments related to these guarantees was approximately $34 million and $36 million, respectively, and decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

In 2006, the Company entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010. The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the manufacture of corrugated containerboard. The Company and the third party are parties to a supply agreement through 2021, whereby the Company sells containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to the Company. At December 31, 2006, the maximum potential amount of the future payments related to this guarantee was approximately $12 million, and decreases as the third party’s contractual financial targets are met. The Company has no recourse to the assets of the third party, other than that of a general unsecured creditor. The fair value of this guarantee at December 31, 2006 was an immaterial amount and is included in other assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheet.

13.       Asset Retirement Obligations

The following provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2004	$13
Accretion expense	1
Balance at December 31, 2004	14
Accretion expense	1
Adjustments	(1)
Balance at December 31, 2005	14
Accretion expense	1
Adjustments	(1)
Balance at December 31, 2006	$14

The 2005 adjustments relate to the closures of containerboard mill facilities and the reclassification of these liabilities to a restructuring accrual. The 2006 adjustments relate to revising the estimated life for certain asset retirement obligations.

14.       Income Taxes

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2006	2005
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,140)	$(1,320)
Inventory	(41)	(61)
Timber installment sale	(134)	(134)
Other	(63)	(29)
Total deferred tax liabilities	(1,378)	(1,544)

Deferred tax assets
Employee benefit plans	313	310
Net operating loss, alternative minimum tax and tax credit carryforwards	583	925
Purchase accounting liabilities	13	6
Restructuring	16	17
Other	144	94
Total deferred tax assets	1,069	1,352
Valuation allowance for deferred tax assets	(36)	(208)

Net deferred tax assets	1,033	1,144

Net deferred tax liabilities	$(345)	$(400)

At December 31, 2006, the Company had $943 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes that expire from 2018 through 2025, with a tax value of $330 million. The Company had NOL carryforwards for state purposes with a tax value of $87 million, which expire from 2007 to 2023. A valuation allowance of $36 million exists for a portion of these deferred tax assets. Substantially all of the valuation allowance was recorded in connection with a prior purchase business combination and a reduction in the valuation allowance would result principally in a corresponding reduction to goodwill. Further, the Company had $206 million of NOL carryforwards for Canadian tax purposes that expire from 2007 to 2013, with a tax value of $68 million, and Canadian investment tax credits that expire from 2013 to 2016, with a tax value of $5 million. The Company had $84 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely. In addition, the Company had other tax carryforwards of $9 million at December 31, 2006, which can be carried forward indefinitely. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

The sale of the Consumer Packaging division (See Note 2) generated a taxable gain for U.S. income tax purposes that was offset by available NOL carryforwards, a portion of which was subject to valuation allowances previously established in a prior purchase business combination. Due to the utilization of these NOL carryforwards, the related valuation allowance was reduced by $157 million in the second quarter of 2006 with a corresponding reduction in goodwill related to the prior business combination. Due to the expiration and non-utilization of state NOL carryforwards, the related valuation allowance was reduced by an additional $15 million in 2006.

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. Under this law, in December 2005, the Company repatriated dividends of $483 million from earnings of foreign subsidiaries previously considered indefinitely reinvested. The income tax expense associated with the repatriation was $34 million. Excluding the repatriation discussed above, through December 31, 2006, no provision has been made for income taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries, as the Company intends to indefinitely reinvest such earnings in its foreign subsidiaries.

Benefit from income taxes on loss from continuing operations before income taxes is as follows:

	2006	2005	2004
Current
Federal	$(14)	$(10)	$
State and local	(1)	(5)	(1)
Foreign	(6)	(21)	(16)
Total current benefit (expense)	(21)	(36)	(17)

Deferred
Federal	38	176	94
State and local	4	34	16
Foreign	19	67	6
Total deferred benefit	61	277	116
Total benefit from income taxes	$40	$241	$99

The Company’s benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes as follows:

	2006	2005	2004
U.S. federal income tax benefit at federal statutory rate	$39	$217	$69
Permanent differences and other items	(3)	53	16
State income taxes, net of federal income tax effect	3	19	10
Foreign taxes	1	(14)	4
Repatriation of foreign earnings		(34)
Total benefit from income taxes	$40	$241	$99

The Company has settled the Internal Revenue Service examinations of tax years through 2003. Permanent differences in the preceding table include benefits of $44 million and $10 million in 2005 and 2004, respectively, for the resolution of tax matters related to prior years.

The components of the loss from continuing operations before income taxes are as follows:

	2006	2005	2004
United States	$(70)	$(442)	$(239)
Foreign	(40)	(177)	40
Loss from continuing operations before income taxes	$(110)	$(619)	$(199)

The Canadian Revenue Agency is currently examining the years 1999 through 2005 of the Company’s Canadian subsidiaries. While the ultimate results cannot be predicted with certainty, the Company’s management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations, and that the accrued tax liabilities are adequate for all years.

The Company made income tax payments of $37 million, $36 million and $18 million in 2006, 2005 and 2004, respectively.

15.       Employee Benefit Plans

Defined Benefit Plans

The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and also sponsors noncontributory and contributory defined benefit pension plans for its Canadian employees. The Company’s defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006. The Company’s pension plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	U.S. Plans		Canadian Plans
	2006	2005	2006	2005

Cash equivalents	3%	3%	1%	1%
Debt securities	33%	35%	42%	43%
Equity securities	63%	61%	54%	53%
Real estate			3%	3%
Other	1%	1%
Total	100%	100%	100%	100%

Equity securities for the U.S. plans at December 31, 2006 and 2005 include 2.7 million shares of SSCC common stock with a market value of approximately $28 million and $38 million, respectively (1% and 2%, respectively, of total U.S. plan assets).

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

Effective January 1, 2007, the Company’s salaried defined benefit pension plan formulas were adjusted to reduce the future benefits earned by employees. The impact of these changes will decrease 2007 expense by approximately $8 million.

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who have reached the age of 60 with ten years of service as of January 1, 2007. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) at December 31 are as follows:

	2006	2005
U.S. Plans
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2011
Foreign Plans
Health care cost trend rate assumed for next year	8.30-9.20%	8.30-9.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80-4.90%	4.80-4.90%
Year the rate reaches the ultimate trend rate	2014	2011

The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2006 by $18 million and $15 million, respectively, and would increase/(decrease) the annual net periodic postretirement benefit cost by $2 million for 2006.

In December 2005, the Company announced the elimination of postretirement health care and related life insurance benefits for all salaried and certain hourly employees who have not reached the age of 60 with 10 years of service as of January 1, 2007. As a result of the plan changes, the Company recorded an $8 million curtailment gain in 2005.

The Consumer Packaging division employees participated in the Company’s defined benefit pension and postretirement plans through June 30, 2006 (See Note 2). The associated defined benefit pension and postretirement plan liabilities are included in the Company’s total benefit obligations. The related defined benefit pension and postretirement expense is included through June 30, 2006.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at January 1	$3,591	$3,336	$260	$283
Service cost	68	81	5	7
Interest cost	196	189	13	16
Amendments	8	8	(4)	(21)
Settlements	(36)		(1)
Curtailments	(26)	(11)	(13)	(1)
Actuarial loss (gain)	(78)	123	(16)	(7)
Plan participants’ contributions	6	6	13	16
Benefits paid and expected expenses	(190)	(173)	(24)	(35)
Foreign currency rate changes	2	32		2
Benefit obligation at December 31	$3,541	$3,591	$233	$260

Change in plan assets:
Fair value of plan assets at January 1	$2,700	$2,466	$	$
Actual return on plan assets	279	200
Settlements	(36)
Employer contributions	147	174	11	19
Plan participants’ contributions	6	6	13	16
Benefits paid	(186)	(169)	(24)	(35)
Foreign currency rate changes	(2)	23
Fair value of plan assets at December 31	$2,908	$2,700	$	$

Over (under) funded status:	$(633)	$(891)	$(233)	$(260)
Unrecognized actuarial loss		823		61
Unrecognized prior service cost (benefit)		74		(30)
Net amount recognized	$(633)	$6	$(233)	$(229)

For years prior to adoption of the funded status provisions of SFAS No. 158

Amounts recognized in the balance sheet:
Accrued benefit liability		$(710)		$(229)
Intangible asset		77
Accumulated other comprehensive (income) loss		639
Net asset (liability) recognized in balance sheet		$6		$(229)

	Defined Benefit	Postretirement
	Plans	Plans
	2006	2006
For years subsequent to adoption of the funded status provisions of SFAS No. 158

Amounts recognized in the balance sheet:
Current liabilities	$(8)	$(18)
Non-current liabilities	(625)	(215)
Net liability recognized in balance sheet	$(633)	$(233)
Reconciliation of amounts recognized in accumulated OCI to net liability recognized in the balance sheet:
Prior service credit (cost)	$(58)	$25
Net actuarial gain (loss)	(586)	(29)
Accumulated other comprehensive income (loss)	(644)	(4)
Prepaid (unfunded accrued) benefit cost	34	(229)
Foreign currency remeasurement	(23)
Net liability recognized in balance sheet	$(633)	$(233)

Change in accumulated OCI due to application of SFAS No. 158:
Additional minimum liability before SFAS No. 158	$(529)	$
Intangible asset offset before SFAS No. 158	62
Accumulated other comprehensive income (loss) before SFAS No. 158	(467)
Net increase in accumulated other comprehensive income (loss) due to SFAS No. 158	(177)	(4)
Accumulated other comprehensive income (loss) subsequent to adoption of SFAS No. 158	(644)	(4)
Deferred income taxes	243	1
Accumulated other comprehensive income (loss) subsequent to adoption of SFAS No. 158, net of tax	$(401)	$(3)

Estimated amounts to be amortized from accumulated OCI over the next fiscal year:
Prior service credit (cost)	$(8)	$3
Net actuarial gain (loss)	(60)	(2)
Total	$(68)	$1

Incremental effect of applying SFAS No. 158 on individual line items in the December 31, 2006 balance sheet :

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Other assets	$266	$(62)	$204
Total assets	7,839	(62)	7,777
Other long-term liabilities	891	119	1,010
Deferred income taxes	409	(66)	343
Accumulated other comprehensive income (loss)	(297)	(115)	(412)
Total stockholders’ equity	1,922	(115)	1,807
Total liabilities and stockholders’ equity	7,839	(62)	7,777

The accumulated benefit obligation for all defined benefit pension plans was $3,406 million and $3,411 million at December 31, 2006 and 2005, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,424 million, $3,304 million, and $2,803 million, respectively, as of December 31, 2006 and $3,578 million, $3,400 million, and $2,688 million, respectively, as of December 31, 2005.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $3,540 million and $2,906 million, respectively, as of December 31, 2006 and $3,590 million and $2,699 million, respectively, as of December 31, 2005.

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2006	2005	2004	2006	2005	2004
Service cost	$68	$81	$72	$5	$7	$7
Interest cost	196	189	183	13	16	16
Expected return on plan assets	(224)	(210)	(194)
Amortization of prior service cost (benefit)	9	10	10	(3)	(2)	(2)
Amortization of net loss	71	62	49	3	4	5
Curtailment (gain) loss	16	4	3	(5)	(8)
Settlement	7			(1)
Multi-employer plans	4	6	6
Net periodic benefit cost	$147	$142	$129	$12	$17	$26

The 2006 curtailment (gains) losses are related to the sale of the Consumer Packaging division and are included in the net loss on disposition of discontinued operations (See Note 2).

The 2006 settlement charges are related to closed facilities and are included as part of restructuring charges (See Note 3).

The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005
U.S. Plans
Discount rate	5.84%	5.61%	5.84%	5.61%
Rate of compensation increase	3.11%	3.11%	N/A	N/A
Foreign Plans
Discount rate	5.10%	5.00%	5.10%	5.00%
Rate of compensation increase	3.40%	3.60%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005
U.S. Plans
Discount rate	5.61-6.36%	5.84%	5.61-6.36%	5.84%
Expected long-term return on plan assets	8.75%	9.00%	N/A	N/A
Rate of compensation increase	3.11%	4.00%	N/A	N/A
Foreign Plans
Discount rate	5.00%	5.75%	5.00%	5.75%
Expected long-term return on plan assets	7.75-8.00%	7.75-8.00%	N/A	N/A
Rate of compensation increase	3.60%	3.95%	N/A	N/A

As a result of the Consumer Packaging division sale on June 30, 2006, the Company completed a remeasurement for the U.S. defined benefit pension and postretirement plans resulting in the discount rate being changed from 5.61% to 6.36%. The impact of the discount rate change reduced defined benefit pension and postretirement plan expense by approximately $13 million in the second half of 2006.

Effective January 1, 2007, the expected long-term rate of return using the current target asset allocation for U.S. and foreign pension plans is 8.50% and 7.75%, respectively. The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.

The Company expects to contribute $140 million to its defined benefit plans and $18 million to its postretirement plans in 2007.

Expected Future Benefit Plan Payments

Expected future benefit plan payments to participants, which reflect expected future service, are as follows:

	Defined Benefit Plans	Postretirement Plans
2007	211	18
2008	211	18
2009	214	18
2010	223	18
2011	229	18
2012-2016	1,266	90

The defined benefit plan payments in 2007 include lump sum settlement payments to employees terminated during 2006 (See Note 3).

Savings Plans

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match was paid in SSCC common stock through 2005, up to an annual maximum. Beginning in 2006, the Company match is paid according to the employees’ selected investment allocation. The Company’s expense for the savings plans totaled $21 million in 2006 and $23 million in each of 2005 and 2004.

16.  Preferred Stock

The holders of the Company’s preferred stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances. SSCC had approximately 4.6 million shares of preferred stock issued and outstanding as of December 31, 2006 and 2005. Preferred stock dividends of $8 million were paid during 2006, 2005 and 2004. Preferred stock accretion of $4 million in 2006 and 2005 and $3 million in 2004 was charged to stockholders’ equity. The holders of preferred stock are not entitled to voting rights on matters submitted to the Company’s stockholders. The preferred stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC common stock for each share of preferred stock), subject to adjustment based on certain events. The preferred stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures due February 15, 2012. The preferred stock is redeemable at the Company’s option until February 15, 2012, at which time the preferred stock must be redeemed. The preferred stock may be redeemed, at the Company’s option, with cash or SSCC common stock with an equivalent fair value. The redemption price is 100% of the liquidation preference. It is the Company’s intention to redeem the preferred stock with SSCC common stock. The liquidation preference is $25 per share plus dividends accrued and unpaid.

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

18.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustments	Employee Benefit Plans Liability Adjustments	Deferred Hedge Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2004	$11	$(301)	$1	$(289)
Net changes in fair value of hedging transactions			(4)	(4)
Net gain reclassified into earnings			(3)	(3)
Current period change	(4)	(14)		(18)
Balance at December 31, 2004	7	(315)	(6)	(314)
Net changes in fair value of hedging transactions			35	35
Net gain reclassified into earnings			(6)	(6)
Current period change	(7)	(81)		(88)
Balance at December 31, 2005		(396)	23	(373)
Net changes in fair value of hedging transactions			(30)	(30)
Net gain reclassified into earnings			(1)	(1)
Current period change		107		107
Adjustment to initially apply SFAS No. 158		(115)		(115)
Balance at December 31, 2006	$	$(404)	$(8)	$(412)

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
Numerator:
Loss from continuing operations	$(70)	$(378)	$(100)
Preferred stock dividends and accretion	(12)	(12)	(11)
Net loss from continuing operations available to common stockholders	$(82)	$(390)	$(111)

Denominator:
Denominator for basic and diluted earnings per share – weighted average shares and assumed conversions	255	255	253

Basic and diluted earnings per share from continuing operations	$(.32)	$(1.53)	$(.44)

Convertible preferred stock to acquire three million shares of common stock with an effect of $12 million, $12 million, and $11 million on net loss from continuing operations available to common stockholders for 2006, 2005 and 2004, respectively, is excluded from the diluted earnings per share computation because they are antidilutive for all years presented. Employee stock options and non-vested RSUs are excluded from the diluted earnings per share calculation for 2006, 2005 and 2004 because they are antidilutive.

20.  Goodwill and Other Intangible Assets

The Company has completed the required annual impairment tests and determined there to be no impairment.

During 2006, the Consumer Packaging segment goodwill of $279 million was eliminated as part of the Consumer Packaging division sale (See Note 2). Goodwill was also reduced by $157 million as a result of a reduction of the valuation allowances associated with NOL carryforwards utilized as a result of the sale (See Note 14).

During 2004, the Company preliminarily allocated $12 million to intangible assets related to the acquisition of the remaining 15% of IPC, a corrugated container facility in Milwaukee, Wisconsin. In 2005, the Company completed its allocation of the purchase price related to IPC, resulting in the reclassification of $8 million from intangible assets to goodwill (See Note 5).

Goodwill

The following table summarizes the activity of goodwill by segment:

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2005	$3,022	$279	$3,301
Adjustment	8		8
Balance at December 31, 2005	3,030	279	3,309
Goodwill included in loss on disposition of discontinued operations		(279)	(279)
Goodwill reduced as a result of a reduction of valuation allowances associated with NOL utilization	(157)		(157)
Balance at December 31, 2006	$2,873	$	$2,873

Other Intangible Assets

Intangible asset activity is as follows:

	Definite Life	Indefinite Life	Total
Balance at January 1, 2005	$43	$12	$55
Adjustment	(8)		(8)
Amortization	(4)		(4)
Balance at December 31, 2005	31	12	43
Intangible asset included in loss on disposition of discontinued operations	(2)		(2)
Amortization	(3)		(3)
Balance at December 31, 2006	$26	$12	$38

The gross carrying value of the definite life intangible assets, primarily customer relationships, is $37 million and $40 million and related accumulated amortization of $11 million and $9 million at December 31, 2006 and 2005, respectively. The weighted-average amortization period of the definite life intangible assets is 14 years.

21.  Related Party Transactions

Transactions with Non-consolidated Affiliates

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company’s related party transactions with its non-consolidated affiliates for each year presented:

	2006	2005	2004
Product sales	$91	$67	$77
Product and raw material purchases	55	36	32
Trade receivables at December 31	9	7	8
Notes receivable at December 31	4	2
Trade payables at December 31	4	5	3

Other Transactions

Thomas A. Reynolds, III, a member of the Company’s Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

William D. Smithburg, a member of the Company’s Board of Directors is a member of the Board of Directors of Barry-Wehmiller Companies, Inc., which sold the Company equipment for $15 million, $9 million and $9 million during 2006, 2005 and 2004, respectively. All such sales were made on an arm’s-length basis.

Patrick J. Moore, Chairman and Chief Executive Officer and a member of the Company’s Board of Directors, is a member of the Board of Directors of Archer Daniels Midland Company (“ADM”). ADM sold the Company $10 million, $9 million and $8 million of supplies used in mill operations in 2006, 2005 and 2004, respectively. The Company sold products to ADM of $15 million, $21 million and $15 million in 2006, 2005 and 2004, respectively. All such sales were made on an arm’s-length basis.

22.  Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9	$9	$5	$5
Cost method investments	1	1	2	2
Notes receivable	12	12	8	8
Residual interest in receivables sold	179	179	139	139
Residual interest in timber notes	48	48	46	46
Net derivative assets (liabilities)	(17)	(17)	57	57
Long-term debt, including current maturities	3,634	3,602	4,571	4,485

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of cost method investments approximates fair value. The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price. The fair values of the residual interest in receivables sold and timber notes are based on discounted future cash flows. The fair values of the Company’s derivatives are based on prevailing market rates. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

23.  Other, Net

The significant components of other, net in the Company’s consolidated statements of operations are as follows:

	2006	2005	2004
Foreign currency exchange gains (losses)	$1	$(9)	$(20)
Loss on sales of receivables	(25)	(21)	(8)
Income from non-consolidated affiliates			3
Other	7	9	7
Total other, net	$(17)	$(21)	$(18)

24.  Contingencies

In 2003, the Company settled all of the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995 and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005. The Company subsequently settled all of the lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, and made aggregate payments of $60 million, including $14 million in 2005 and $46 million in 2006. The Company recorded charges of $36 million in 2005 in connection with these settlements.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $4 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2006, the Company had approximately $17 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability for these matters was adequately reserved at December 31, 2006.

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

25.  Business Segment Information

The Company’s Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 2), has been classified as discontinued operations and is excluded from the segment results for items relating to  the consolidated statements of operations for all periods presented. As a result, the Company has one reportable segment, Containerboard and Corrugated Containers. Two operating facilities of the Consumer Packaging segment, which were not included as part of the sale transaction, were reclassified to the Containerboard and Corrugated Containers segment for all periods presented. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. It also provides single source full merchandising solutions to retailers and consumer packaging companies. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at market prices.

Other includes corporate related items and one non-reportable segment, Reclamation. Corporate related items include expenses not allocated to the reportable segment including corporate expenses, asset impairment charges, restructuring charges, unrealized gains or losses on derivative instruments not qualifying for hedge accounting, non-cash foreign currency gains or losses, gains or losses from the sale of business or real estate and interest expense.

	Container- board & Corrugated Containers	Other	Total
Year ended December 31, 2006
Revenues from external customers	$6,765	$392	$7,157
Intersegment revenues		230	230
Depreciation, depletion and amortization	324	33	357
Segment profit (loss)	433	(543)	(110)
Total assets	4,483	3,294	7,777
Expenditures for long-lived assets (a)	211	63	274

Year ended December 31, 2005
Revenues from external customers	$6,438	$374	$6,812
Intersegment revenues		226	226
Depreciation, depletion and amortization	333	35	368
Segment profit (loss)	191	(810)	(619)
Total assets (a)	4,653	4,461	9,114
Expenditures for long-lived assets (a)	215	61	276

Year ended December 31, 2004
Revenues from external customers	$6,328	$388	$6,716
Intersegment revenues		240	240
Depreciation, depletion and amortization	341	37	378
Segment profit (loss)	321	(520)	(199)
Total assets (a)	5,171	4,412	9,583
Expenditures for long-lived assets (a)	164	55	219

(a)          The discontinued Consumer Packaging operations’ total assets are included in other in 2005 and 2004 and its expenditures for long-lived assets are included in other for 2004 through 2006.

The following table presents net sales to external customers by country of origin:

	2006	2005	2004
United States	$6,314	$5,985	$5,907
Foreign	843	827	809
Total net sales	$7,157	$6,812	$6,716

The following table presents long-lived assets by country:

	2006	2005	2004
United States	$3,185	$3,647	$3,894
Canada	571	623	768
Other	18	19	20
	3,774	4,289	4,682
Goodwill	2,873	3,309	3,301
Total long-lived assets	$6,647	$7,598	$7,983

The Company’s export sales from the United States were approximately $601 million for 2006, $462 million for 2005 and $411 million for 2004.

26.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales (a)	$1,729	$1,765	$1,844	$1,819
Gross profit	140	252	293	287
Income (loss) from continuing operations (b)	(71)	(44)	20	25
Discontinued operations	10	4
Loss on disposition of discontinued operations		(1)	(2)
Net income (loss)	(61)	(41)	18	25
Preferred stock dividends and accretion	(3)	(3)	(3)	(3)
Net income (loss) available to common stockholders	(64)	(44)	15	22

Basic and diluted earnings per share:
Income (loss) from continuing operations	(.29)	(.18)	.07	.09
Discontinued operations	.04	.01
Loss on disposition of discontinued operations			(.01)
Net income (loss) available to common stockholders	(.25)	(.17)	.06	.09

2005
Net sales	$1,709	$1,760	$1,696	$1,647
Gross profit	210	236	183	129
Loss from continuing operations (c)	(27)	(10)	(241)	(100)
Discontinued operations	11	14	15	11
Net income (loss)	(16)	4	(226)	(89)
Preferred stock dividends and accretion	(3)	(3)	(3)	(3)
Net income (loss) available to common stockholders	(19)	1	(229)	(92)

Basic and diluted earnings per share:
Loss from continuing operations	(.12)	(.05)	(.96)	(.40)
Discontinued operations	.05	.05	.06	.04
Net income (loss) available to common stockholders	(.07)	.00	(.90)	(.36)

(a)          Net sales after April 1, 2006 were impacted by the adoption of EITF No. 04-13 (See Note 1 Revenue Recognition).

(b)         Income (loss) from continuing operations includes restructuring pretax charges of $8 million in the fourth quarter of 2006.

(c)          Loss from continuing operations includes litigation settlement pretax charges of $36 million and restructuring pretax charges of $24 million in the fourth quarter of 2005.

SMURFIT-STONE CONTAINER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D		Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:

Year ended December 31, 2006	$10	$5		$(5	)(a)(b)	$3	(c)	$7

Year ended December 31, 2005	$12	$3		$(1	)(a)	$4	(c)	$10

Year ended December 31, 2004	$38	$8		$(24	)(a)	$10	(c)	$12

Restructuring:

Year ended December 31, 2006	$51	$43	(d)	$18	(d)	$67	(e)	$45

Year ended December 31, 2005	$28	$321		$		$298	(e)	$51

Year ended December 31, 2004	$44	$16	(d)	$5	(d)	$37	(e)	$28

(a)	Includes the effect of the accounts receivable securitization application.
(b)	Includes $6 million in connection with containerboard customer accounts receivables sold into the SRC accounts receivable program.
(c)	Uncollectible amounts written off, net of recoveries.
(d)	Gain on sale of closed properties reduces the charge by $18 million and $5 million for 2006 and 2004, respectively, and is added back to other, since there is no impact on exit liabilities.
(e)	Charges against the reserves.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.                 OTHER INFORMATION

None.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Additional information regarding Smurfit-Stone’s directors, executive officers and corporate governance matters, and called for by this Item 10, is set forth in the Proxy Statement for the annual meeting to be held May 9, 2007 (the Proxy Statement) and is incorporated herein by reference.

Directors

Set forth below is certain information concerning Smurfit-Stone’s directors.

James R. Boris, born October 25, 1944, is the retired Chairman and Chief Executive Officer of EVEREN Capital Corporation and its primary subsidiary, EVEREN Securities, Inc. (now known as Wachovia Securities, Inc.). Mr. Boris is the non-executive Chairman of the Board of Integrys Energy Group, Inc., and a director of Midwest Air Group, Inc. and the Chicago Board Options Exchange.

Connie K. Duckworth, born November 3, 1954, has been President and Chairman of Arzu, Inc. since August 2003 and a partner of 8Wings Enterprises, LLC since July 2001. She was a partner of Circle Financial Group, LLC from January 2003 to December 2004. Ms. Duckworth retired from Goldman Sachs & Co. as Advisory Director in 2001. Ms. Duckworth is a director of Northwestern Mutual, Frank Russell Company, DNP Select Income Fund and Nuveen Investments, Inc.

Alan E. Goldberg, born September 1, 1954, co-founded and has been a Co-Managing Partner of Lindsay Goldberg & Bessemer G.P. LLC and its related investment manager, Goldberg Lindsay & Co. LLC, since March 2001.

William T. Lynch, Jr., born December 3, 1942, has been President and Chief Executive Officer of Liam Holdings, LLC since April 1997. He is the retired President and Chief Executive Officer of Leo Burnett Company. Mr. Lynch is a director of Pella Corporation.

Patrick J. Moore, born September 7, 1954, was named Chairman and Chief Executive Officer in May 2006. He had been Chairman, President and Chief Executive Officer since May 2003, and prior to that he was President and Chief Executive Officer since January 2002, when he was also elected as a Director. He was Vice President and Chief Financial Officer from November 1998 until January 2002. Mr. Moore is a director of Archer Daniels Midland Company.

James J. O’Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company. Mr. O’Connor is a director of Corning Incorporated. and UAL Corporation.

Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation. Mr. Pearlman is a director of Ryerson Inc. and Nanophase Technologies Corporation and, from 1984 to 1998, served as director of Stone Container, a predecessor of Smurfit-Stone.

Thomas A. Reynolds, III, born May 12, 1952, has been a partner of Winston & Strawn LLP, a law firm that regularly represents Smurfit-Stone on numerous matters, since 1984. Mr. Reynolds is a member of Winston & Strawn LLP’s executive committee.

Eugene C. Sit, born August 8, 1938, has been Chairman, Chief Executive Officer and Chief Investment Officer of Sit Investment Associates for more than five years. Mr. Sit is a director of Corning Incorporated.

William D. Smithburg, born July 9, 1938, is the retired Chairman, President and Chief Executive Officer of The Quaker Oats Company. Mr. Smithburg is a director of Abbott Laboratories, Northern Trust Corporation and Corning Incorporated.

Executive Officers

Certain information concerning the executive officers of Smurfit-Stone is contained in Part I, Item 1, of this annual report on Form 10-K under the caption “Executive Officers Of The Registrant” and is incorporated by reference herein.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Pearlman (Chairman), Mr. Boris, Mr. O’Connor and Mr. Sit.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Pearlman is an audit committee expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent, as such term is defined in the listing standard of the NASDAQ Global Select Market.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers (including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer). The Code of Ethics is available on our Internet Website (www.smurfit-stone.com). We intend to satisfy our disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Website.

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

Information required in response to this item is set forth under the captions “Executive Compensation,” “Compensation Committee Report,”  “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required in response to this item is set forth under the captions “Principal Stockholders” and “Executive Compensation, Existing Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required in response to this item is set forth under the caption “Certain Relationships and Related Transactions” and “Board Committee Meetings, Committee Functions and Composition” in the Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits.

2.1(a)

Asset Purchase Agreement, dated May 11, 2006, by and among Smurfit-Stone Container Enterprises, Inc.(“SSCE”), Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.1 to Smurfit-Stone Container Corporation’s (“SSCC”) Current Report on Form 8-K dated July 6, 2006
(File No. 0-23876)).

2.1(b)

Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.2 to SSCC’s Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).

3.1	Restated Certificate of Incorporation of Smurfit-Stone Container Corporation (“SSCC”) (incorporated by reference to Exhibit 3(a) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

3.2

Second Amended and Restated Bylaws of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 3.2 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-23876)).

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

4.4

Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

4.5

Rights Agreement dated as of September 9, 2002 by and between SSCC and Mellon Investor Services, as Rights Agent. The Rights Agreement includes as Exhibit B the form of Rights Certificate and as Exhibit C the form of Certificate of Designations (incorporated by reference to Exhibit 4.1 to SSCC’s Current Report on Form 8-K dated September 10, 2002 (File No. 0-23876)).

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

reference to Exhibit 4.1 to SSCE Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).

4.6(b)

Series 2004-1 Indenture Supplement to Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to SSCE’s Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).

4.6(c)

Series 2004-2 Indenture Supplement to Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to SSCE’s Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).

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

10.1(b)

Amendment No. 1, dated as of September 30, 2005, to the Credit Agreement, dated as of November 1, 2004, among SSCC, as Guarantor, SSCE and Smurfit-Stone Container Canada Inc., as Borrowers, the Lenders party thereto, Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated October 5, 2005 (File No. 0-23876)).

10.1(c)

Incremental Term Loan Assumption and Amendment No. 2, dated as of December 20, 2005, related to the Credit Agreement, dated as of November 1, 2004, as amended by Amendment No. 1 dated as of September 30, 2005, among SSCC, as Guarantor, SSCE and Smurfit-Stone Container Canada Inc., as Borrowers, the Lenders party thereto, Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated December 20, 2005 (File No. 0-23876)).

10.1(d)

Amendment No. 3 dated as of June 9, 2006, to the Credit Agreement dated as of November 1, 2004, as amended by Amendment No. 1 dated as of September 30, 2005, and Incremental Term Loan Assumption Agreement and Amendment No. 2 dated as of December 20, 2005, among Smurfit-Stone Container Corporation, as Guarantor; Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as Borrowers; the Lenders from time to time party thereto; Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent; Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent; and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated June 13, 2006 (File No. 0-23876)).

10.2

Sale Agreement dated as of November 23, 2004 by and between SSCE, as Seller, and Stone Receivables Corporation (“SRC”) (incorporated by reference to Exhibit 10.1 to SSCE’s Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).

10.3

Transfer and Servicing Agreement dated as of November 23, 2004 by and among SRC, SSCE Funding, LLC and SSCE, as Servicer (incorporated by reference to Exhibit 10.2 to SSCE’s Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).

10.4

Variable Funding Note Purchase Agreement dated as of November 23, 2004 by and among SSCE Funding, LLC, as issuer, Barton Capital LLC, as conduit purchaser, certain financial institutions, as committed purchasers, and Societe Generale, as agent for the purchasers (incorporated by reference to Exhibit 10.3 to SSCE’s Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).

10.5(a)

Receivables Purchase Agreement, dated March 30, 2004, among MBI Limited/Limitee, in its capacity as General Partner of Smurfit-MBI, an Ontario Limited Partnership and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust and Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(a) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-23876)).

10.5(b)

Support Agreement, dated March 30, 2004, between Stone Container Corporation (“Stone Container”) and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust, by its Administrator, Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(b) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-23876)).

10.6(a)*

Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23876)).

10.6(b)*

Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.7(a)*	Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone Container’s Proxy Statement dated as of April 10, 1992 (File No. 0-23876)).

10.7(b)*

Amendment of the Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.8*

Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23876)).

10.9*

Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23876)).

10.10(a)*	Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container’s Proxy Statement dated as of April 7, 1995 (File No. 0-23876)).

10.10(b)*

Amendment of the 1995 Long-Term Incentive Plan of Stone Container Corporation (incorporated by reference to Exhibit 10.2 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.11(a)*

Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-23876)).

10.11(b)*

First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.11(c)*

Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-23876)).

10.11(d)*

Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23876)).

10.12(a)*	Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix I to SSCC’s Proxy Statement dated April 5, 2004 (File No. 0-23876)).

10.12(b)*

First Amendment of the Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.13*

Jefferson Smurfit Corporation Supplemental Income Pension Plan II (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-23876)).

10.14*	Form of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

10.15*

Consulting Agreement, dated as of October 24, 1996, by and between James E. Terrill and Jefferson Smurfit Corporation (U.S.) (incorporated by reference to Exhibit 10.15 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23876)).

10.16(a)*	Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23876)).

10.16(b)*

First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.16(c)*

Second Amendment of Employment Agreement of Patrick J. Moore effective as of July 25, 2006, between Smurfit-Stone Container Corporation (“SSCC”) and Patrick J. Moore (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).

10.17(a)*

Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.17(b)*

Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.17(c)*

Amendment No. 2, dated December 31, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.20(c) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

10.18(a)*	Offer Letter dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.18(b)*

Employment Agreement dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.18(c)*

Executive Retirement Agreement, dated as of October 2, 2006, between Smurfit-Stone Container Corporation (“SSCC”) and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated October 5, 2006 (File No. 0-23876)).

10.19(a)*	Employment Agreement of John M. Riconosciuto (incorporated by reference to Exhibit 10.23 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

10.19(b)*

Letter Agreement dated as of May 10, 2006 between the Company and John M. Riconosciuto (incorporated by reference to Exhibit 10.3 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.20(a)*	Employment Agreement of Charles A. Hinrichs (incorporated by reference to Exhibit 10.22 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-23876)).

10.20(b)*

First Amendment of Employment Agreement of Charles A. Hinrichs effective as of July 25, 2006, between Smurfit-Stone Container Corporation and Charles A. Hinrichs (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).

10.21*	Consulting Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.21(b) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

10.22*

Smurfit-Stone Container Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

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

DATE	February 28, 2007		SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

		By	/s/ Charles A. Hinrichs
Charles A. Hinrichs
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Moore	Chairman and Chief Executive	February 28, 2007
Patrick J. Moore	Officer and Director
(Principal Executive Officer)

/s/ Charles A. Hinrichs	Senior Vice President and Chief Financial	February 28, 2007
Charles A. Hinrichs	Officer
(Principal Financial Officer)

/s/ Paul K. Kaufmann	Senior Vice President and Corporate	February 28, 2007
Paul K. Kaufmann	Controller
(Principal Accounting Officer)
*
James R. Boris	Director

*
Connie K. Duckworth	Director

*
Alan E. Goldberg	Director

*
William T. Lynch, Jr.	Director

*
James J. O’Connor	Director

*
Jerry K. Pearlman	Director

*
Thomas A. Reynolds, III	Director

*
Eugene C. Sit	Director

*
William D. Smithburg	Director

*By /s/ Charles A. Hinrichs	Pursuant to Powers of Attorney filed	February 28, 2007
Charles A. Hinrichs	as part of Form 10-K.