Form 10-Q
period 2007-06-30
SMURFIT STONE CONTAINER CORP
filed 2007-08-07
CIK 919226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b) of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 2007, the registrant had outstanding 255,477,561 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.                          Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$1,870	$1,765	$3,694	$3,494
Costs and expenses
Cost of goods sold	1,609	1,513	3,219	3,103
Selling and administrative expenses	161	170	328	343
Restructuring charges	10	13	34	22
Gain on disposal of assets		(1)		(24)
Income from operations	90	70	113	50
Other income (expense)
Interest expense, net	(73)	(96)	(147)	(188)
Loss on early extinguishment of debt	(5)	(28)	(28)	(28)
Other, net	(16)	(20)	(28)	(23)
Loss from continuing operations before income taxes	(4)	(74)	(90)	(189)
Benefit from income taxes	2	24	36	68
Loss from continuing operations	(2)	(50)	(54)	(121)
Discontinued operations
Income from discontinued operations, net of income tax provision of $3 and $9 for the three and six months ended June 30, 2006		4		14
Loss on sale of discontinued operations, net of income tax provision of $175		(1)		(1)
Net loss	(2)	(47)	(54)	(108)
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)
Net loss available to common stockholders	$(5)	$(50)	$(60)	$(114)

Basic and diluted earnings per common share
Loss from continuing operations	$(.02)	$(.21)	$(.23)	$(.50)
Discontinued operations		.01		.05
Net loss available to common stockholders	$(.02)	$(.20)	$(.23)	$(.45)
Weighted average shares outstanding	256	255	256	255

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share data)	2007	2006
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$12	$9
Receivables, less allowances of $7 in 2007 and 2006	181	166
Retained interest in receivables sold	218	179
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	154	155
Materials and supplies	399	383
	553	538
Prepaid expenses and other current assets	40	34
Total current assets	1,004	926
Net property, plant and equipment	3,682	3,731
Timberland, less timber depletion	43	43
Goodwill	2,873	2,873
Other assets	191	204
	$7,793	$7,777
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$10	$84
Accounts payable	589	542
Accrued compensation and payroll taxes	170	211
Interest payable	67	79
Income taxes payable	8	2
Current deferred income taxes	2	2
Other current liabilities	131	147
Total current liabilities	977	1,067
Long-term debt, less current maturities	3,724	3,550
Other long-term liabilities	1,104	1,010
Deferred income taxes	234	371
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	95	93
Common stock, par value $.01 per share; 400,000,000 shares authorized; 255,880,132 and 255,300,904 issued and outstanding in 2007 and 2006, respectively	3	3
Additional paid-in capital	4,057	4,040
Retained earnings (deficit)	(2,003)	(1,945)
Accumulated other comprehensive income (loss)	(398)	(412)
Total stockholders’ equity	1,754	1,779
	$7,793	$7,777

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2007	2006
		(Restated)
Cash flows from operating activities
Net loss	$(54)	$(108)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Gain on disposition of discontinued operations		(174)
Loss on early extinguishment of debt	28	28
Depreciation, depletion and amortization	181	199
Amortization of deferred debt issuance costs	4	5
Deferred income taxes	(46)	96
Pension and postretirement benefits	(24)	17
Gain on disposal of assets		(24)
Non-cash restructuring charges	4	10
Non-cash stock-based compensation	12	12
Non-cash foreign currency translation losses	25	12
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(51)	(61)
Inventories	(6)	33
Prepaid expenses and other current assets	2	(1)
Accounts payable and accrued liabilities	1	(61)
Interest payable	(12)	(18)
Other, net	7	11
Net cash provided by (used for) operating activities	71	(24)
Cash flows from investing activities
Expenditures for property, plant and equipment	(171)	(139)
Proceeds from property disposals and sale of businesses	37	949
Net cash provided by (used for) investing activities	(134)	810
Cash flows from financing activities
Proceeds from long-term debt	675
Net repayments of long-term debt	(576)	(756)
Debt repurchase premiums	(23)	(24)
Preferred dividends paid	(4)	(4)
Proceeds from exercise of stock options	1	2
Deferred debt issuance costs	(7)
Net cash provided by (used for) financing activities	66	(782)

Increase in cash and cash equivalents	3	4
Cash and cash equivalents
Beginning of period	9	5
End of period	$12	$9

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.              Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation (“SSCC” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”) filed February 28, 2007 with the Securities and Exchange Commission (See Note 2).

SSCC is a holding company that owns 100% of the equity interest in Smurfit-Stone Container Enterprises, Inc. (“SSCE”).  The Company has no operations other than its investment in SSCE.  SSCE has domestic and international operations.

Recently Adopted Accounting Standards:  Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard does not impact the Company’s annual 2006 financial statements; however the impact on the Company’s previously reported net loss from continuing operations and net loss available to common stockholders for the three and six months ended June 30, 2006, is expense of an immaterial amount and $1 million, respectively, which is reflected in cost of goods sold.  The related impact on earnings per share is an immaterial amount for the three and six months ended June 30, 2006.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, the Company reduced its existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to the retained deficit.  As of January 1, 2007, the Company had $134 million of unrecognized tax benefits, of which $38 million was classified as a reduction to the amount of the Company’s net operating loss carryforwards and $96 million was classified as a liability for unrecognized tax benefits and included in other long-term liabilities.  All unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

Upon adoption of FIN No. 48, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company’s income tax provision, consistent with the Company’s previous accounting policy.  Unrecognized tax benefits of $14 million for interest and penalties are included as a component of the $134 million of unrecognized tax benefits noted above.  The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in the Company’s tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items  (See Note 13).

Effective April 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   EITF No. 04-13 required the Company to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types on a net basis in the consolidated statements of operations.  Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by $58 million for the six months ended June 30, 2006.

2.              Restatement of Prior Period Financial Statements

During the second quarter of 2007, the Company determined that $28 million of net benefits from income taxes previously recognized on non-cash foreign currency translation losses from 2000 to 2006 should not have been recognized under SFAS No. 109, “Accounting for Income Taxes.”  Because the Company is indefinitely reinvested in the foreign operations, the losses should have been treated as permanent differences when determining taxable income for financial accounting purposes.

The Company performed an evaluation to determine if the errors resulting from recognizing the deferred tax impact of the non-cash foreign currency translation losses were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”), which was adopted in 2006.  Based on this analysis, the Company concluded the errors were not material to any individual period from 2000 to 2006 and, therefore, as provided for by SAB No. 108, the correction of the error does not require previously filed reports to be amended.  The Company restated the 2006 financial statements included in this filing.  Financial statements for the years ended December 31, 2005 and 2006 will be restated in the December 31, 2007 Annual Report on Form 10-K.

The tables below present the effect of the financial statement adjustments related to the restatement of the Company’s previously reported financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and for the three and six month periods ended June 30, 2006. In addition, the 2004 consolidated balance sheet adjustment includes the cumulative effect of the income (loss) adjustments for the fiscal years ended December 31, 2003, 2002, 2001 and 2000 of $(19) million, $(1) million, $3 million and $1 million, respectively.

The effect of the restatement on the consolidated balance sheets as of December 31, 2006, 2005 and 2004 is as follows:

	As Reported	Adjustments	As Restated
2006

Total assets	$7,777	$	$7,777
Deferred income taxes	343	28	371
Retained earnings (deficit)	(1,917)	(28)	(1,945)
Total stockholders’ equity	1,807	(28)	1,779
Total liabilities and stockholders’ equity	7,777		7,777

2005

Total assets	$9,114	$	$9,114
Deferred income taxes	385	28	413
Retained earnings (deficit)	(1,846)	(28)	(1,874)
Total stockholders’ equity	1,882	(28)	1,854
Total liabilities and stockholders’ equity	9,114		9,114

2004

Total assets	$9,583	$	$9,583
Deferred income taxes	681	25	706
Retained earnings (deficit)	(1,507)	(25)	(1,532)
Total stockholders’ equity	2,259	(25)	2,234
Total liabilities and stockholders’ equity	9,583		9,583

The effect of the restatement on the 2006, 2005 and 2004 consolidated statements of operations is as follows:

	As Reported	Adjustments	As Restated
2006

Loss from continuing operations before income taxes	$(110)	$	$(110)
Benefit from income taxes	40		40
Loss from continuing operations	(70)		(70)
Net loss	(59)		(59)
Net loss available to common stockholders	(71)		(71)

Basic and diluted earnings per share:
Loss from continuing operations	$(.32)		$(.32)
Net loss available to common stockholders	$(.28)		$(.28)

2005

Loss from continuing operations before income taxes	$(619)	$	$(619)
Benefit from income taxes	241	(3)	238
Loss from continuing operations	(378)	(3)	(381)
Net loss	(327)	(3)	(330)
Net loss available to common stockholders	(339)	(3)	(342)

Basic and diluted earnings per share:
Loss from continuing operations	$(1.53)	$(.01)	$(1.54)
Net loss available to common stockholders	$(1.33)	$(.01)	$(1.34)

2004

Loss from continuing operations before income taxes	$(199)	$	$(199)
Benefit from income taxes	99	(9)	90
Loss from continuing operations	(100)	(9)	(109)
Net loss	(46)	(9)	(55)
Net loss available to common stockholders	(57)	(9)	(66)

Basic and diluted earnings per share:
Loss from continuing operations	$(.44)	$(.04)	$(.47)
Net loss available to common stockholders	$(.23)	$(.04)	$(.26)

The effect of the restatement on the 2006, 2005 and 2004 consolidated statements of cash flows is as follows:

	As Reported	Adjustments	As Restated
2006

Net loss	$(59)	$	$(59)
Deferred income taxes	108		108
Net cash provided by operating activities	265		265

2005

Net loss	$(327)	$(3)	$(330)
Deferred income taxes	(233)	3	(230)
Net cash provided by operating activities	221		221

2004

Net loss	$(46)	$(9)	$(55)
Deferred income taxes	(80)	9	(71)
Net cash provided by operating activities	273		273

The effect of the restatement on the consolidated statements of operations for the three and six months ended June 30, 2006 is as follows:

	As Reported	Adjustments	As Restated
Three months ended June 30, 2006

Loss from continuing operations before income taxes	$(74)	$	$(74)
Benefit from income taxes	30	(6)	24
Loss from continuing operations	(44)	(6)	(50)
Net loss	(41)	(6)	(47)
Net loss available to common stockholders	(44)	(6)	(50)

Basic and diluted earnings per share:
Loss from continuing operations	$(.18)	$(.02)	$(.21)
Net loss available to common stockholders	$(.17)	$(.02)	$(.20)

Six months ended June 30, 2006 (Note A)

Cost of goods sold	$3,102	$1	$3,103
Income from operations	51	(1)	50
Loss from continuing operations before income taxes	(188)	(1)	(189)
Benefit from income taxes	73	(5)	68
Loss from continuing operations	(115)	(6)	(121)
Net loss	(102)	(6)	(108)
Net loss available to common stockholders	(108)	(6)	(114)

Basic and diluted earnings per share:
Loss from continuing operations	$(.47)	$(.02)	$(.50)
Net loss available to common stockholders	$(.42)	$(.02)	$(.45)

The effect of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2006, is as follows
(Note A):

	As Reported	Adjustments	As Restated

Net loss	$(102)	$(6)	$(108)
Deferred income taxes	91	5	96
Accounts payable and accrued liabilities	(62)	1	(61)
Net cash used in operating activities	(24)		(24)

Notes to financial statement tables:

Note A — The adjustments for the six months ended June 30, 2006, include the effect of the adoption of FSP No. AUG AIR-1 of an additional expense of $1 million (See Note 1).

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

During the second quarter of 2007, in conjunction with the strategic initiatives plan, the Company closed seven converting facilities and the Carthage, Indiana and Los Angeles, California medium mills.  As a result of these plant closures and other strategic initiatives, the Company reduced its headcount by approximately 400 employees.  The second quarter restructuring charges of $10 million, which were net of a gain of $33 million on the sale of properties related to previously closed facilities, included non-cash charges of $25 million. The non-cash charges related to the write-down of equipment and the acceleration of depreciation over the revised useful life of equipment expected to be abandoned or taken out of service.  Other restructuring charges were primarily for severance and benefits.

For the six months ended June 30, 2007, the Company closed ten converting facilities and two medium mills and reduced its headcount by approximately 1,100 employees.  The restructuring charges of $34 million included non-cash charges of $37 million related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The restructuring charges were net of gains on the sale of properties related to previously closed facilities.  Other restructuring charges were primarily for severance and benefits.  The net sales of the closed converting facilities as of June 30, 2007 prior to closure and for the year ended December 31, 2006 were $28 million and $137 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  The production of the two medium mills, which had combined annual capacity of 200,000 tons, will be partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

The Company recorded restructuring charges of $13 million and $22 million for the three and six months ended June 30, 2006, respectively, including non-cash charges of $5 million and $10 million, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value related to the closure of converting facilities.  The remaining charges were primarily for severance and benefits.

At December 31, 2006, the Company had $47 million of accrued exit liabilities related to the restructuring of operations.  For the three and six months ended June 30, 2007, the Company incurred $10 million and $21 million, respectively, of cash disbursements related to these exit liabilities.  In addition, for the three and six months ended June 30, 2007, the Company incurred $8 million and $12 million, respectively, of cash disbursements related to exit liabilities established during 2007.

5.              Discontinued Operations

On June 30, 2006, the Company completed the sale of substantially all of the assets of its Consumer Packaging division for $1.04 billion.  The Company recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments, which were finalized in the third quarter of 2006, resulting in an additional pretax loss of $3 million, offset by a $1 million income tax benefit.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.   Net sales for these operations were $391 million and $787 million, respectively, for the three and six months ended June 30, 2006.  These facilities employed approximately 6,600 hourly and salaried employees.  The results of operations for the Consumer Packaging segment have been reclassified as discontinued operations for the three and six months ended June 30, 2006.

6.              Gain on Sale of Assets

The Company recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of its Port St. Joe, Florida joint venture interest and related real estate.

7.              Other, Net

For the three and six months ended June 30, 2007, the Company recorded non-cash foreign currency translation losses of $20 million and $25 million, respectively, related to its operations in Canada.  For the three and six months ended June 30, 2006, the Company recorded non-cash foreign currency translation losses of $14 million and $12 million, respectively, related to its operations in Canada.

During the second quarter 2007, the Company recorded a $15 million gain on the sale of emission credits and water rights associated with the Los Angeles, California mill.

8.              Accounts Receivable Securitization Programs

At June 30, 2007 and December 31, 2006, $655 million and $590 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet debt related to the two accounts receivable programs totaled $444 million and $448 million, respectively, as of those dates.

9.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At June 30, 2007, the maximum potential amount of future payments related to these guarantees was approximately $32 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

In 2006, the Company entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010.  The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the conversion of corrugated containerboard.  The Company and the third party are parties to a supply agreement through 2021, whereby the Company sells containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to the Company.  At June 30, 2007, the maximum potential amount of the future payments related to this guarantee was approximately $12 million, and decreases as the third party’s contractual financial targets are met.  The Company has no recourse to the assets of the third party, other than that of a general unsecured creditor.  The fair value of this guarantee at June 30, 2007 was an immaterial amount and is included in other assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheets.

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

10.       Long-Term Debt

On March 26, 2007, SSCE completed an offering of $675 million of 8.00% unsecured senior notes due March 15, 2017 (the “8.00% Senior Notes”).  The Company used the proceeds of this issuance to repay $546 million of 9.75% Senior Notes due 2011, which were purchased in connection with a cash tender offer, pay related tender premiums and accrued interest of $19 million and $8 million, respectively, and repay $95 million of the SSCE revolving credit facility.  In addition, the Company used the proceeds to pay fees and expenses of $7 million related to this transaction.  A loss on early extinguishment of debt of $23 million was recorded in the first quarter of 2007, including $19 million for tender premiums and a $4 million write-off of unamortized deferred debt issuance costs.

On May 9, 2007, the Company redeemed the remaining $102 million of the 9.75% Senior Notes at a redemption price of 103.25% plus accrued interest.  Borrowings under the SSCE revolving credit facility were used to redeem the notes and pay related call premiums and accrued interest.  A loss on early extinguishment of debt of $5 million was recorded in the second quarter of 2007, including $4 million for tender premiums and a $1 million write-off of unamortized deferred debt issuance costs.

The 8.00% Senior Notes are redeemable in whole or in part at the option of the Company beginning on March 15, 2012 at a price of 104.0% of their principal amount, plus accrued interest. The redemption price will decline each year after 2012 and, beginning on March 15, 2015, will be 100% of their principal amount plus accrued interest.

In June 2007, SSCE used $33 million of net proceeds received from the sale of properties related to previously closed facilities to pay down a portion of its revolving credit facility.  In connection with the asset sale, in July 2007, SSCE prepaid $25 million of its Tranche C term loan and $8 million of its Tranche C-1 term loan with borrowings under its revolving credit facility (See Note 4).

On March 30, 2007, SSCE used approximately $66 million in borrowings against its revolving credit facility, together with an escrow balance of $3 million, to prepay the $69 million outstanding aggregate principal balance of the Company’s 8.45% mortgage notes, which were payable on September 1, 2007.

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

11.       Employee Benefit Plans

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

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs, including the discontinued operations of the Consumer Packaging division during 2006 (See Note 5) are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$12	$19	$1	$2	$26	$39	$2	$3
Interest cost	49	48	2	3	98	96	5	7
Expected return on plan assets	(59)	(56)			(117)	(111)
Amortization of prior service cost (benefit)	2	3		(1)	4	5	(1)	(2)
Amortization of net (gain) loss	14	22	(2)	1	29	43	(1)	2
Curtailment (gain) loss	2		(1)		2		(1)
Settlements	1				2	2
Multi-employer plans	1	1			2	3
Net periodic benefit cost	$22	$37	$	$5	$46	$77	$4	$10

The Company’s 2007 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2006.

The 2007 curtailment (gain) loss and the 2007 and 2006 settlement charges are related to the closed facilities and included as part of the restructuring charges (See Note 4).

12.       Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments
The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil.  The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in price of the hedged item.  As of June 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was 18 months.

For the three and six months ended June 30, 2007, the Company reclassified a $1 million loss (net of tax) and a $6 million loss (net of tax), respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized.  For the three and six months ended June 30, 2006, the Company reclassified a $1 million loss (net of tax) and an immaterial amount, respectively, from OCI to cost of goods sold when the hedged items were recognized.  The fair value of these commodity derivative instruments at June 30, 2007 was an $11 million liability, of which $10 million was included in other current liabilities, and $1 million was included in other long-term liabilities.

For the three and six months ended June 30, 2007, the Company recorded an immaterial amount and a $3 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.  For the three and six months ended June 30, 2006, the Company recorded a $3 million loss (net of tax) and an $8 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and six months ended June 30, 2007, the Company recorded a $1 million loss (net of tax) and a $5 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.  For the three and six months ended June 30, 2006, the Company recorded a $1 million loss (net of tax) and a $2 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments
The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of June 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 16 months.  For the three and six months ended June 30, 2007, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  For the three and six months ended June 30, 2006, the Company reclassified a $1 million gain (net of tax) and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at June 30, 2007 was a $7 million asset, included in prepaid expenses and other current assets.

Interest Rate Swap Contracts
The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three and six months ended June 30, 2007, the Company reclassified an immaterial amount and a $1 million gain (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  For the three and six months ended June 30, 2006, the Company reclassified an immaterial amount from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at June 30, 2007 was a $13 million asset included in other assets.

Deferred Hedge Gain (Loss)
The cumulative deferred hedge gain on all derivative instruments was $6 million (net of tax) at June 30, 2007, including a $6 million loss (net of tax) on commodity derivative instruments, a $4 million gain (net of tax) on foreign currency derivative instruments and an $8 million gain (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $2 million loss (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

13.    Income Taxes

During the three and six months ended June 30, 2007, an additional $1 million and $3 million, respectively, of unrecognized tax benefits was recorded related to a tax position taken during the current year and for interest on unrecognized tax benefits previously recorded.

During the second quarter of 2007, the Company recorded a $5 million income tax benefit related to the resolution of a prior year tax matter.

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

14.    Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net loss	$(2)	$(47)	$(54)	$(108)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	5		8	(9)
Net hedging (gain) loss reclassified into earnings	1		6	(2)
Foreign currency translation adjustment				(1)
Comprehensive income (loss)	$4	$(47)	$(40)	$(120)

15.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Numerator:
Loss from continuing operations	$(2)	$(50)	$(54)	$(121)
Preferred stock dividends and accretion	(3)	(3)	(6)	(6)
Net loss from continuing operations available to common stockholders	(5)	(53)	(60)	(127)

Denominator:
Denominator for basic and diluted earnings per share — adjusted weighted average shares	256	255	256	255

Basic and diluted earnings per share from continuing operations	$(.02)	$(.21)	$(.23)	$(.50)

Shares of SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $3 million and $6 million is excluded from the diluted earnings per share computations for each of the three and six months ended June 30, 2007 and 2006, respectively, because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculation for each of the three and six months ended June 30, 2007 and 2006, because they are antidilutive.

16.  Stock-Based Compensation

During the second quarter of 2007, the Company granted 3,000 stock options with a weighted-average exercise price and grant date fair value of $12.16 and $4.67, respectively.  For the six months ended June 30, 2007, the Company granted 823,000 stock options with a weighted-average exercise price and grant date fair value of $12.64 and $4.67, respectively.  These options vest and become exercisable on the third anniversary of the award date.  Compensation expense is being recorded over the three-year period on a straight-line basis.  For the six months ended June 30, 2007, the Company also granted 110,000 performance-based stock options to certain management level employees responsible for implementing the strategic initiatives plan with a weighted-average exercise price and grant date fair value of $11.70 and $3.99, respectively.  Vesting of the performance-based options is dependent upon the financial performance of the Company and the attainment of the strategic initiatives savings through 2008.  Compensation expense is being recorded over the remaining strategic initiatives period based on the achievement of the performance criteria.

During the second quarter of 2007, the Company also issued approximately 40,000 non-vested restricted stock units (“RSUs”) to certain employees and non-employee directors with a weighted average grant date fair value of $12.75 per RSU.  For the six months ended June 30, 2007, the Company issued approximately 335,000 non-vested RSUs to certain employees with a weighted average grant date fair value of $12.61 per RSU. In addition, the Company issued approximately 334,000 vested RSUs and approximately 67,000 related premium non-vested RSUs at $10.83 per RSU to settle its 2007 management incentive plan liability, which had been accrued for in the prior year.  The non-vested RSUs vest in three years, in accordance with the Company’s applicable management incentive plan and long-term incentive plan.

17.  Business Segment Information

The Company’s Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 5), is classified as discontinued operations and is excluded from the segment results.

During the second quarter of 2007, the Company combined the Reclamation operations, previously considered a separate, non-reportable segment, into the Containerboard and Corrugated Containers segment and therefore, now operates as one segment.  The change to one segment was driven by changes to the Company’s management structure and further integration resulting from the strategic initiatives plan, including the sale of the Consumer Packaging division.  The combined operating segment includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers and recycling operations that procure fiber resources for the Company’s paper mills as well as other producers.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.

18. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of June 30, 2007, the Company had approximately $19 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at June 30, 2007.

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

Our Consumer Packaging segment, which was sold as of June 30, 2006 (see “Discontinued Operations”), is classified as discontinued operations and is excluded from the segment results in 2006.

During the second quarter of 2007, the Company combined the Reclamation operations into the Containerboard and Corrugated Containers segment and therefore, now operates as one segment.  The change to one segment was driven by changes to our management structure and further integration resulting from the strategic initiatives plan, including the sale of the Consumer Packaging division.  The Reclamation segment was previously a non-reportable segment. The 2006 financial information has been restated to conform to the current year presentation.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

During the second quarter of 2007, we determined that $28 million of net benefits from income taxes previously recognized on non-cash foreign currency translation losses from 2000 to 2006 should not have been recognized under SFAS No. 109, “Accounting for Income Taxes.”  Because we are indefinitely reinvested in the foreign operations, the losses should have been treated as permanent differences when determining taxable income for financial accounting purposes.

We performed an evaluation to determine if the errors resulting from recognizing the deferred tax impact of the non-cash foreign currency translation losses were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No.108), which was adopted in 2006.  Based on this analysis, we concluded the errors were not material to any individual period from 2000 to 2006 and, therefore as provided by SAB No. 108, the correction of the error does not require previously filed reports to be amended.  We have restated the 2006 financial statements included in this filing.  Financial statements for the years ended December 31, 2005 and 2006 will be restated in the December 31, 2007 Annual Report on Form 10-K.

In Note 2 of the Notes to Consolidated Financial Statements, we have provided tables that show the impact of the financial statement adjustments related to the restatement of the Company’s previously reported  financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and for the three and six month periods ended June 30, 2006.

DISCONTINUED OPERATIONS

On June 30, 2006, we completed the sale of substantially all of the assets of our Consumer Packaging division for $1.04 billion.  We recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments, which were finalized in the third quarter of 2006, resulting in an additional pretax loss of $3 million, offset by a $1 million income tax benefit.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.  Net sales for these operations were $391 million and $787 million for the three and six months ended June 30, 2006.  These facilities employed approximately 6,600 hourly and salaried employees.

RESULTS OF OPERATIONS

Strategic Initiatives and Restructuring Activities

During the second quarter of 2007, in conjunction with the strategic initiatives plan, we closed seven converting facilities and the Carthage, Indiana and Los Angeles, California medium mills.  As a result of these plant closures and other strategic initiatives, we reduced our headcount by approximately 400 employees.  The second quarter restructuring charges of $10 million, which were net of a gain of $33 million on the sale of properties related to previously closed facilities, included non-cash charges of $25 million. The non-cash charges related to the write-down of equipment and the acceleration of depreciation over the revised useful life of equipment expected to be abandoned or taken out of service.  Other restructuring charges were primarily for severance and benefits.

For the six months ended June 30, 2007, we closed ten converting facilities and two medium mills and reduced our headcount by approximately 1,100 employees.  The restructuring charges of $34 million included non-cash charges of $37 million related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The restructuring charges were net of gains on the sale of properties related to previously closed facilities.  Other restructuring charges were primarily for severance and benefits.  The net sales of the closed converting facilities as of June 30, 2007 prior to closure and for the year ended December 31, 2006, were $28 million and $137 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  The production of the two medium mills, which had combined annual capacity of 200,000 tons, will be partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

For 2007, we are targeting $420 million in savings and productivity improvements from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation.  During the six months ended June 30, 2007, we realized estimated savings of $185 million from these initiatives. The benefits were driven by headcount reductions, productivity improvements and the closures of the converting facilities and two medium mills.

Recently Adopted Accounting Standards

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard does not impact our annual 2006 financial statements; however the impact on our previously reported net loss from continuing operations and net loss available to common stockholders for the three and six months ended June 30, 2006, is expense of an immaterial amount and $1 million, respectively, which is reflected in cost of goods sold.  The related impact on earnings per share is an immaterial amount for the three and six months ended June 30, 2006.

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

Upon adoption of FIN No. 48, we elected to classify interest and penalties related to unrecognized tax benefits in our income tax provision, consistent with our previous accounting policy.  Unrecognized tax benefits of $14 million for interest and penalties are included as a component of the $134 million of unrecognized tax benefits noted above.  The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in our tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items  (See Note 13 of the Notes to the Consolidated Financial Statements).

Effective April 1, 2006, we adopted Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” (EITF No. 04-13), for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   EITF No. 04-13 required us to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types on a net basis in the consolidated statements of operations.  Had EITF No. 04-13 been in effect, net sales and cost of goods sold would have been reduced by $58 million for the six months ended June 30, 2006.

Overview

We had a net loss available to common stockholders of $5 million, or $.02 per diluted share, for the second quarter of 2007 compared to a net loss of $50 million, or $.20 per diluted share, for the same period in 2006.  In the second quarter of 2007, the containerboard, corrugated containers and reclamation operating profit of $162 million was $22 million higher compared to the same period last year due primarily to higher average selling prices for containerboard and corrugated containers and benefits from our strategic initiatives.  The 2007 results were favorably impacted by lower interest expense and a lower loss on early extinguishment of debt.  Net sales increased by 5.9% compared to the second quarter of 2006 due primarily to higher average selling prices for most of our products.

We had a net loss available to common stockholders of $60 million, or $0.23 per diluted share, for the first half of 2007 compared to a net loss of $114 million, or $0.45 per diluted share, for 2006.  In the first half of 2007, the containerboard, corrugated containers and reclamation operating profit of $264 million was $95 million higher compared to the same period last year due primarily to higher average selling prices for containerboard and corrugated containers and benefits from our strategic initiatives.  The 2007 results were also favorably impacted by lower interest expense.  Net sales increased 5.7% in the first half of 2007 compared to the first half of 2006 due primarily to higher average sales prices for corrugated containers, containerboard and reclaimed fiber.

We expect improved operating results in the third quarter of 2007.  Additional benefits from our strategic initiatives and higher mill production should contribute to the earnings improvement.  Incremental initiative savings should be driven by improved box plant productivity in the third quarter.  Production of containerboard is expected to increase due to less maintenance downtime and one additional day of mill production.  While most input costs should remain flat, we anticipate higher reclaimed and wood fiber prices.

Second Quarter 2007 Compared to Second Quarter 2006

	Three months ended June 30,
	2007		2006
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations (Note 1,2)	$1,870	$162	$1,765	$140

Restructuring charges		(10)		(13)
Gain on sale of assets				1
Interest expense, net		(73)		(96)
Loss on early extinguishment of debt		(5)		(28)
Non-cash foreign currency translation losses		(20)		(14)
Corporate expenses and other (Note 1, 3)		(58)		(64)
Loss from continuing operations before income taxes		$(4)		$(74)

Note 1:  Effective January 1, 2007, working capital interest is no longer charged to the operations.  The 2006 financial information has been restated to conform to the current year presentation.

Note 2:  Effective April 1, 2007, results for the reclamation operations have been combined with the Containerboard and Corrugated Containers segment.  The 2006 financial information has been restated to conform to the current year presentation.

Note 3:  Amounts include corporate expenses and other expenses not allocated to the operations.

The increase in net sales in the second quarter of 2007 was due primarily to higher average selling prices ($116 million) for containerboard, corrugated containers and reclaimed fiber partially offset by lower sales volume ($11 million) primarily for corrugated containers.

Cost of goods sold increased from $1,513 million in 2006 to $1,609 million in 2007 due primarily to higher costs of reclaimed material ($68 million), freight ($8 million) and wood fiber ($6 million).  Cost of goods sold in 2007 was impacted by lower sales volume ($9 million) and lower cost for energy ($2 million).  Cost of goods sold as a percent of net sales increased from 85.7% in 2006 to 86.0% in 2007 due primarily to the higher costs.

Selling and administrative expense decreased $9 million in the second quarter of 2007 compared to 2006 due primarily to lower employee benefits cost and cost savings achieved from our strategic initiatives plan.  Selling and administrative expense as a percent of net sales decreased from 9.6% in 2006 to 8.6% in 2007 due primarily to the lower employee benefits cost and higher average sales prices.

Interest expense, net was $73 million in 2007.  The $23 million decrease compared to the second quarter of 2006 was the result of lower average borrowings ($19 million), lower average interest rates ($3 million) and higher interest income ($1 million).  The lower average borrowings were primarily due to the sale of the Consumer Packaging division and the resulting debt reduction.  Our overall average effective interest rate in the second quarter of 2007 was lower than 2006 by approximately 0.30%.

In the second quarter of 2007, we recorded a loss on early extinguishment of debt of $5 million, including $4 million for tender premiums and a $1 million non-cash write-off of deferred debt issuance cost.

Other, net for the second quarter of 2007 included non-cash foreign currency translation losses of $20 million compared to losses of $14 million in 2006.  During the second quarter 2007, we recorded a $15 million gain on the sale of emission credits and water rights associated with the Los Angeles, California mill.

The benefit for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences (see Note 13 of the Notes to the Consolidated Financial Statements).

Containerboard, Corrugated Containers and Reclamation Operations

Net sales increased 5.9% in 2007 compared to last year primarily as a result of higher average selling prices for containerboard, corrugated containers and reclaimed fiber, partially offset by lower sales volume for corrugated containers.  Average domestic linerboard prices in the second quarter of 2007 increased by .6% compared to the first quarter of 2007 and were 3.1% higher compared to the second quarter of 2006.  Our average North American selling price for corrugated containers increased by .7% compared to the first quarter of 2007 and increased 3.3% compared to the second quarter of 2006. Third party shipments of containerboard increased 9.6% compared to the same period last year.  Shipments of corrugated containers on a total and per day basis were 6.8% and 6.7%, respectively, lower compared to last year due primarily to container plant closure efforts, actions to improve the profitability of marginal accounts and market conditions.  Second quarter average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased 14.0%, 2.2% and 2.2%, respectively, compared to the same period last year.  The average price for old corrugated containers (OCC) increased approximately $40 per ton compared to last year.

Our containerboard mills operated at 97.6% of capacity in the second quarter of 2007, while containerboard production was 0.5% lower compared to last year.  Production of market pulp decreased by 1.5% compared to last year.  Production of SBS increased 6.5%, while kraft paper was comparable to last year. Total tons of fiber reclaimed and brokered increased 3.0%.

Operating profits increased $22 million due primarily to the higher average sales prices, benefits from our strategic initiatives and lower energy costs ($2 million), which were partially offset by higher costs of reclaimed and wood fiber ($32 million) and freight ($8 million).

Six Months 2007 Compared to Six Months 2006

	Six months ended June 30,
	2007		2006
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations (Note 1,2)	$3,694	$264	$3,494	$169

Restructuring charges		(34)		(22)
Gain on sale of assets				24
Interest expense, net		(147)		(188)
Loss on early extinguishment of debt		(28)		(28)
Non-cash foreign currency translation losses		(25)		(12)
Corporate expenses and other (Note 1, 3)		(120)		(132)
Loss from continuing operations before income taxes		$(90)		$(189)

Note 1:  Effective January 1, 2007, working capital interest is no longer charged to the operations. The 2006 financial information has been restated to conform to the current year presentation.

Note 2:  Effective April 1, 2007, results for the reclamation operations have been combined with the Containerboard and Corrugated Containers segment.  The 2006 financial information has been restated to conform to the current year presentation.

Note 3:  Amounts include corporate expenses and other expenses not allocated to the operations.

The increase in net sales in the first half of 2007 was due primarily to higher average selling prices ($300 million) for containerboard, corrugated containers and reclaimed fiber partially offset by lower sales volume ($48 million) and the impact of adopting EITF No. 04-13 ($52 million), as described in “Recently Adopted Accounting Standards.”

Cost of goods sold increased from $3,103 million in 2006 to $3,219 million in 2007 due primarily to higher costs of reclaimed material ($133 million), wood fiber ($16 million) and freight ($14 million).  Cost of goods sold in 2007 was favorably impacted by the adoption of EITF No. 04-13 ($52 million), lower sales volume ($43 million) and lower cost for energy ($18 million).  Cost of goods sold as a percent of net sales decreased from 88.8% in 2006 to 87.1% in 2007 due primarily to the impact of the higher average sales prices and adopting EITF No. 04-13.

Selling and administrative expense decreased $15 million in 2007 compared to 2006 due primarily to lower employee benefits cost and savings achieved from our strategic initiatives plan.  Selling and administrative expense as a percent of net sales decreased from 9.8% in 2006 to 8.9% in 2007 due primarily to the lower employee benefits costs and the higher average sales prices.

Interest expense, net was $147 million in 2007.  The $41 million decrease compared to 2006 was the result of lower average borrowings ($39 million) and higher interest income ($2 million).  The lower average borrowings were primarily due to the sale of the Consumer Packaging division and the resulting debt reduction.  Our overall average effective interest rate in 2007 was comparable to 2006.

For the six months ended June 30, 2007, we recorded a loss on early extinguishment of debt of $28 million, including $23 million for tender premiums and a $5 million non-cash write-off of deferred debt issuance cost.

Other, net for 2007 included non-cash foreign currency translation losses of $25 million compared to losses of $12 million in 2006, and in 2007, a $15 million gain on sale of emission credits and water rights associated with the Los Angeles, California mill.

The benefit for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences (see Note 13 of the Notes to the Consolidated Financial Statements).

Containerboard, Corrugated Containers and Reclamation Operations
Net sales increased 5.7% in 2007 compared to last year primarily as a result of higher average selling prices for containerboard, corrugated containers and reclaimed fiber, partially offset by lower sales volume for corrugated containers.  Net sales were unfavorably impacted by the adoption of EITF 04-13.  Average domestic linerboard prices in the first half of 2007 were 7.0% higher compared to 2006.  Our average North American selling price for corrugated containers increased 5.1% compared to 2006. Third party shipments of containerboard increased 12.1% compared to the same period last year.  Shipments of corrugated containers on a total and per day basis were 6.3% lower compared to last year due primarily to container plant closure efforts, actions to improve the profitability of marginal accounts and market conditions.  Our average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased 16.3%, 2.4% and 7.4%, respectively, compared to the first half last year.  The average price for old corrugated containers (OCC) increased approximately $40 per ton compared to last year.

Our containerboard mills operated at 97.0% of capacity in the first half of 2007, while containerboard production was 0.9% higher compared to last year.  Production of SBS increased by 7.4% compared to last year, while production of market pulp and kraft paper decreased 0.7% and 7.9%, respectively. Total tons of fiber reclaimed and brokered increased 3.2%.

Profits increased $95 million due primarily to the higher average sales prices, benefits from our strategic initiatives and lower energy costs ($18 million), which were partially offset by higher costs of reclaimed and wood fiber ($68 million) and freight ($14 million).

Statistical Data

(In thousands of tons, except as noted)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Mill production
Containerboard (1)	1,851	1,860	3,664	3,631
Kraft paper	47	47	93	101
Market pulp	134	136	279	281
SBS	82	77	160	149
North American corrugated containers sold (billion sq. ft.)	18.9	20.2	37.9	40.4
Fiber reclaimed and brokered	1,679	1,630	3,400	3,296

(1)            For the three months ended June 30, 2007 and 2006, our corrugated container plants consumed 1,247,000 tons and 1,346,000 tons of containerboard, respectively.  For the six months ended June 30, 2007 and 2006, our corrugated container plants consumed 2,511,000 tons and 2,701,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the six months ended June 30:

(In millions)	2007	2006
Net cash provided by (used for):
Operating activities	$71	$(24)
Investing activities	(134)	810
Financing activities	66	(782)
Net increase in cash	$3	$4

Net Cash Provided By (Used For) Operating Activities
The change in net cash provided by operating activities for the six months ended June 30, 2007 compared to the same period in 2006 was due primarily to higher operating profits and the impact of a payment of $36 million in the first quarter of 2006 related to the settlement of certain antitrust class action litigation.

Net Cash Provided By (Used For) Investing Activities
Net cash used for investing activities was $134 million for the six months ended June 30, 2007.  Expenditures for property, plant and equipment were $171 million for the first six months of 2007, compared to the $139 million for the same period last year.  The amount expended for property, plant and equipment in the first six months of 2007 included $24 million for environmental projects, $136 million for projects related to upgrades, cost reductions and strategic initiatives and $11 million related to the buyout of leased equipment. For the six months ended June 30, 2007, we received proceeds of $37 million principally from the sale of properties at previously closed facilities.  We received proceeds of approximately $902 million from the sale of our Consumer Packaging division on June 30, 2006 and $28 million from the divestiture of our Port St. Joe, Florida joint venture in the first quarter of 2006.

Net Cash Provided By (Used For) Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2007 of $66 million included a net increase of debt of $99 million.  We paid debt issuance costs of $7 million and tender premiums of $23 million for the first six months of 2007.  Preferred dividends paid were $4 million for this period.

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

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined therein, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.  Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date.  If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets.  If we were unable to refinance these borrowings on favorable terms, our costs of borrowing could increase significantly.  At June 30, 2007, we were in compliance with the financial covenants required by the Credit Agreement.  As of June 30, 2007, subject to the above limitations, we have unused borrowing capacity under SSCE’s revolving credit facilities of $363 million, after giving consideration to outstanding letters of credit.

In June 2007, SSCE used $33 million of net proceeds received from the sale of properties at previously closed facilities to pay down a portion of our revolving credit facility.  In connection with the asset sale, in July 2007 SSCE prepaid $25 million of its Tranche C term loan and $8 million of its Tranche C-1 term loan with borrowings under its revolving credit facility.

On March 26, 2007, SSCE completed an offering of $675 million of 8.00% unsecured senior notes due March 15, 2017 (the 8.00% Senior Notes).  We used the proceeds of this issuance to repay $546 million of 9.75% senior notes due 2011 (the 9.75% Senior Notes), which were purchased in connection with a cash tender offer, pay related tender premiums and accrued interest of $19 million and $8 million, respectively, and repay $95 million of the SSCE revolving credit facility.  In addition, the Company used the proceeds to pay fees and expenses of $7 million related to this transaction.  A loss on early extinguishment of debt of $23 million was recorded, including $19 million for tender premiums and a $4 million write-off of unamortized deferred debt issuance cost.  On June 12, 2007, SSCE completed a registered exchange offer of all of the then outstanding 8.00% Senior Notes for a like principal amount of senior notes which have been registered under the Securities Act of 1933. SSCE did not receive any proceeds from the exchange offer.

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

Future Cash Flows
We expect capital expenditures for 2007 to be approximately $375 million.

The United States Environmental Protection Agency (EPA) issued its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges for the pulp, paper and paperboard industry known as the “Cluster Rule.”  Phase II of MACT I of the Cluster Rule requires us to implement systems to collect and control high volume, low concentration gases (or implement an approved compliance alternative) at various mills and had a compliance date of April 16, 2006, although certain of our mills were granted one-year extensions to April 16, 2007.  We spent approximately $65 million through 2006 and $5 million in the first half of 2007.  We have completed all of the projects required to bring us into compliance with Phase II of MACT I.

The EPA has promulgated a MACT regulation to limit hazardous air pollutant emissions from certain industrial boilers (Boiler MACT). Several of our mills are installing, or have already installed, new pollution control equipment in order to meet the rule’s present compliance deadline of September 13, 2007.  Based on currently available information, we estimate that the aggregate cost of complying with the existing Boiler MACT rule will be approximately $82 million.  We spent approximately $50 million through 2006 and $17 million in the first half of 2007, and we anticipate spending the balance during the remainder of 2007.  With the exception of two of our facilities that have received extensions to the Boiler MACT compliance deadline until December 2007 and March 2008, all projects required to bring us into compliance with the Boiler MACT requirements currently in effect are scheduled to be completed by September 13, 2007.  The Boiler MACT rule was challenged by third parties in litigation, and on June 8, 2007, the United States District Court of Appeals for the D.C. Circuit issued a decision vacating Boiler MACT and remanding the rule to the EPA.  It is presently unclear whether future EPA rulemaking will require us to install additional pollution control equipment on industrial boilers at our facilities.

In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance.  Excluding the spending on the Cluster Rule and Boiler MACT projects, we anticipate spending approximately $4 million over the remainder of 2007 on environmental projects.

We recorded restructuring charges of $34 million in the first six months ended of 2007, including $30 million for exit liabilities, which were principally for severance and benefits.  During the six months ended June 30, 2007, we incurred cash expenditures of $12 million for these exit liabilities.  The remaining exit liabilities are expected to be paid in the third quarter of 2007.

At December 31, 2006, we had $47 million of exit liabilities related to restructuring activities.  During the six months ended June 30, 2007, we incurred cash expenditures of $21 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

As described in our 2006 Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $633 million as of December 31, 2006.  For the six months ended June 30, 2007, we contributed approximately $67 million to the pension plans and expect to contribute a total of approximately $140 million in 2007.  Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of plan assets.

We expect further improvement in our cash flow from operations in the remainder of 2007.  Scheduled debt payments, including capital lease payments, for the remainder of 2007 and 2008 are $5 million and $11 million, respectively.  We expect that our cash flow from operations and our unused borrowing capacity under SSCE’s revolving credit facilities, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, severance costs and other rationalization expenditures related to the strategic initiatives plan, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Upon adoption, we reduced our existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to the retained deficit.  For additional information regarding the adoption of FIN No. 48, see “Results of Operations - Recently Adopted Accounting Standards.”

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

Commodity Price Risk
We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities including fuel and heating oil.  Our objective is to fix the price of a portion of the purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged item.  As of June 30, 2007, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is 18 months.  As of June 30, 2007, we had monthly derivative instruments to hedge approximately 50% of our expected natural gas requirements for the remainder of 2007. The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include the impact of the natural gas derivative instruments.  See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk
Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.   As of June 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency exchange risk is 16 months.  As of June 30, 2007, we had monthly Canadian dollar forward purchase contracts to hedge approximately 90% of our estimated requirements for the remainder of 2007.

The Canadian dollar as of June 30, 2007, compared to December 31, 2006 strengthened 8.7% against the U.S. dollar.  We recognized non-cash foreign currency translation losses of $25 million for the six month period ended June 30, 2007 compared to losses of $12 million in 2006.

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

In 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  The fair value of our interest rate swap contracts at June 30, 2007 was a $13 million asset, included in other assets.  These contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.

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

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s Annual Meeting of Stockholders was held on May 9, 2007.  At the meeting, stockholders voted on (1) the election of ten directors for terms of office expiring at the Annual Meeting of Stockholders in 2007 and (2) the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm of Smurfit-Stone for 2007.

	Votes For	Votes Against	Withheld/ Abstentions
1. Election of Directors
James R. Boris	198,539,423		725,996
Connie K. Duckworth	185,557.942		13,707,477
Alan E. Goldberg	130,239,216		69,026,203
William T. Lynch, Jr.	185,988,494		13,276,925
Patrick J. Moore	196,397,972		2,867,447
James J. O’Connor	198,166,327		1,099,092
Jerry K. Pearlman	185,780,270		13,485,149
Thomas A. Reynolds, III	186,014,862		13,250,557
Eugene C. Sit	198,380,418		885,001
William D. Smithburg	185,835,714		13,429,705

2. Ratification of Independent Registered Public Accounting Firm	197,676,495	1,525,230	63,545

ITEM 5.	OTHER INFORMATION

(a) None

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: August 7, 2007	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)