Form 10-Q
period 2008-03-31
SMURFIT STONE CONTAINER CORP
filed 2008-05-07
CIK 919226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2008, the registrant had outstanding 255,847,971 shares of common stock, $.01 par value per share.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In millions, except per share data)	2008	2007
Net sales	$1,795	$1,824
Costs and expenses
Cost of goods sold	1,583	1,610
Selling and administrative expenses	191	169
Restructuring expenses	4	24
Gain on disposal of assets	(3)
Income from operations	20	21
Other income (expense)
Interest expense, net	(63)	(74)
Loss on early extinguishment of debt		(23)
Foreign currency exchange gains (losses)	15	(5)
Other, net	(3)	(5)
Loss before income taxes	(31)	(86)
Benefit from income taxes	18	34
Net loss	(13)	(52)
Preferred stock dividends and accretion	(3)	(3)
Net loss available to common stockholders	$(16)	$(55)

Basic and diluted earnings per common share
Net loss available to common stockholders	$(.06)	$(.21)
Weighted average shares outstanding	256	256

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share data)	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10	$7
Receivables, less allowances of $7 in 2008 and 2007	162	170
Retained interest in receivables sold	259	249
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	157	145
Materials and supplies	419	395
	576	540
Prepaid expenses and other current assets	46	36
Total current assets	1,053	1,002
Net property, plant and equipment	3,459	3,454
Timberland, less timber depletion	32	32
Goodwill	2,727	2,727
Other assets	158	172
	$7,429	$7,387
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$9	$11
Accounts payable	587	582
Accrued compensation and payroll taxes	165	193
Interest payable	61	66
Income taxes payable	35	10
Current deferred income taxes	21	21
Other current liabilities	108	106
Total current liabilities	986	989
Long-term debt, less current maturities	3,472	3,348
Other long-term liabilities	811	834
Deferred income taxes	310	361
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	98	97
Common stock, par value $.01 per share; 400,000,000 shares authorized; 256,726,267 and 256,201,779 issued and outstanding in 2008 and 2007, respectively	3	3
Additional paid-in capital	4,074	4,066
Retained earnings (deficit)	(2,074)	(2,058)
Accumulated other comprehensive income (loss)	(251)	(253)
Total stockholders’ equity	1,850	1,855
	$7,429	$7,387

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2008	2007
Cash flows from operating activities
Net loss	$(13)	$(52)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss on early extinguishment of debt		23
Depreciation, depletion and amortization	87	88
Amortization of deferred debt issuance costs	2	2
Deferred income taxes	(27)	(38)
Pension and postretirement benefits	(9)	(4)
Gain on disposal of assets	(3)
Non-cash restructuring expenses		12
Non-cash stock-based compensation	5	6
Non-cash foreign currency exchange (gains) losses	(15)	5
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(1)	(21)
Inventories	(35)	(16)
Prepaid expenses and other current assets	(12)	4
Accounts payable and accrued liabilities	(6)	25
Interest payable	(5)	(16)
Other, net	5	2
Net cash provided by (used for) operating activities	(27)	20
Cash flows from investing activities
Expenditures for property, plant and equipment	(94)	(96)
Proceeds from property disposals	4	2
Net cash used for investing activities	(90)	(94)
Cash flows from financing activities
Proceeds from long-term debt		675
Net borrowings (repayments) of long-term debt	122	(571)
Debt repurchase premiums		(19)
Preferred dividends paid	(2)	(2)
Deferred debt issuance costs		(7)
Net cash provided by financing activities	120	76

Increase in cash and cash equivalents	3	2
Cash and cash equivalents
Beginning of period	7	9
End of period	$10	$11

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

1.              Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Corporation (“SSCC” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”) filed February 28, 2008 with the Securities and Exchange Commission.

SSCC is a holding company that owns 100% of the equity interest in Smurfit-Stone Container Enterprises, Inc. (“SSCE”).  The Company has no operations other than its investment in SSCE.  SSCE has domestic and international operations.

Recently Adopted Accounting Standard:    Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements (See Note 14).  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements.

2.              Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.              Calpine Corrugated LLC Transaction

In the first quarter of 2008, the Company recorded a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC (“Calpine Corrugated”).  Calpine Corrugated, an independent corrugated container producer in Fresno, California for which the Company is the primary containerboard supplier, has experienced start-up losses since it began operations in 2006.

On April 17, 2008, the Company signed a letter of intent to take a 90 percent ownership interest in Calpine Corrugated.  The transaction, which will be accounted for as a purchase business combination, is expected to close in the second quarter of 2008.  The acquisition of Calpine Corrugated’s operations will enable the Company to accelerate the optimization of its Northern California packaging system and improve its position in the agricultural market segment.

In 2007, the Company recorded charges of $10 million to reserve for amounts due from Calpine Corrugated, of which $2 million was recorded in the first quarter.

4.              Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic initiative plan to improve performance and better position the Company for long-term growth.  The plan focused on cost reduction, productivity initiatives and reinvestment in the Company’s operations.  The Company expects to achieve $525 million in annual savings by the end of 2008, compared to levels prior to the start of the plan.

In the first quarter of 2008, in conjunction with the strategic initiative plan, the Company closed one converting facility and announced the closure of an additional converting facility expected to close in the second quarter of 2008.  As a result of the plant closure and other ongoing strategic initiatives, the Company reduced its headcount by approximately 230 employees.  The Company recorded restructuring charges of $4 million, net of a gain of $2 million from the sale of a previously closed facility.  Restructuring charges include non-cash charges of $2 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $4 million were primarily for severance and benefits.  The net sales of the closed converting facilities in 2008 prior to closure and for the year ended December 31, 2007 were $14 million and $63 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $2 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities.

During the first quarter of 2007, the Company recorded restructuring charges of $24 million related to the closure of three converting facilities and the announced closure of three additional converting facilities. Restructuring charges included non-cash charges of $12 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges were primarily for severance and benefits.

At December 31, 2007 the Company had $29 million of accrued exit liabilities related to the restructuring of operations.  During the first quarter of 2008, the Company incurred $5 million of cash disbursements related to these exit liabilities.  In addition, for the three months ended March 31, 2008, the Company incurred $3 million of cash disbursements related to exit liabilities established during 2008.

5.              Accounts Receivable Securitization Programs

At March 31, 2008 and December 31, 2007, $693 million and $656 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet debt related to the two accounts receivable programs totaled $420 million and $422 million, respectively, as of those dates.

6.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At March 31, 2008, the maximum potential amount of future payments related to these guarantees was approximately $30 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

The Company has an agreement to guarantee a portion of Calpine Corrugated’s debt through January 2010.  At March 31, 2008, the maximum potential amount of the future payments related to this guarantee was $12 million.  The Company has no recourse to the assets of Calpine Corrugated, other than that of a general unsecured creditor.  Upon the expected completion of the Calpine Corrugated transaction in the second quarter of 2008, the Company expects to either fully guarantee or become a co-borrower on the outstanding debt of Calpine Corrugated (See Note 3).

The Company is contingently liable for $18 million under a one year letter of credit issued in April 2007 to support borrowings of one of the Company’s non-consolidated affiliates.  In April 2008, the letter of credit was extended for an additional year.  The letter of credit is collateralized by a pledge of affiliate stock owned by the other shareholder in the event the letter of credit is drawn upon and the other shareholder is unable to reimburse the Company for their 50% share of the letter of credit obligation.

7.              Long-Term Debt

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

8.              Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and also sponsors noncontributory and contributory defined benefit pension plans for its Canadian employees.  The Company’s defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006.  On August 31, 2007 the Company announced the freeze of its defined benefit pension plans for salaried employees, effective January 1, 2009.

The Company’s postretirement plans provide certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who have reached the age of 60 with ten years of service as of January 1, 2007.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended March 31,
	Defined Benefit Plans		Postretirement Plans
	2008	2007	2008	2007
Service cost	$13	$14	$1	$1
Interest cost	51	49	3	3
Expected return on plan assets	(63)	(58)
Amortization of prior service cost (benefit)	1	2	(1)	(1)
Amortization of net (gain) loss	10	15	(1)	1
Settlements		1
Multi-employer plans	1	1
Net periodic benefit cost	$13	$24	$2	$4

The Company’s 2008 expected contributions to its qualified defined benefit plans and benefit payments under its non-qualified defined benefit plans and postretirement plans are not expected to be materially different than the amounts disclosed in the Company’s 2007 10-K.

The 2007 settlement charges are related to closed facilities and are included as part of restructuring charges (See Note 4).

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

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities.  The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item.  As of March 31, 2008, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was nine months.

For the three months ended March 31, 2008 and 2007, the Company reclassified a $1 million loss (net of tax) and a $5 million loss (net of tax), respectively, from other comprehensive income (loss) (“OCI”) to cost of goods sold when the hedged items were recognized.  The fair value of these commodity derivative instruments at March 31, 2008 was a $2 million asset, included in prepaid expenses and other current assets.

For the three months ended March 31, 2008 and 2007, the Company recorded an immaterial amount and a $3 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three months ended March 31, 2008 and 2007, the Company recorded an immaterial amount and a $4 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of March 31, 2008, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was nine months.  For the three months ended March 31, 2008 and 2007, the Company reclassified a $2 million gain (net of tax) and a $1 million loss (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at March 31, 2008 was a $3 million asset, included in prepaid expenses and other current assets.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.

These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three months ended March 31, 2008 and 2007, the Company reclassified an immaterial amount and a $1 million gain (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at March 31, 2008 was a $15 million liability included in other long-term liabilities.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $7 million (net of tax) at March 31, 2008, including a $1 million gain (net of tax) on commodity derivative instruments, a $1 million gain (net of tax) on foreign currency derivative instruments and a $9 million loss (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $2 million gain (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

10.       Income Taxes

The benefit for income taxes for the first quarter of 2008 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to non-cash foreign currency exchange gains, state income taxes and the effect of other permanent differences.

During the first quarter of 2008, $2 million of unrecognized tax benefits was recorded related to a tax position taken during the current year and for interest on unrecognized tax benefits previously recorded.  In addition, a decrease of $4 million in unrecognized tax benefits was recorded due to foreign currency exchange gain on Canadian tax positions.

The Canada Revenue Agency (“CRA”) is currently examining the Company’s income tax returns for tax years 1999 through 2005.  In connection with the examination of the Company’s 1999 and 2000 Canadian income tax returns, the CRA is considering certain significant adjustments to taxable income related to the acquisition of a Canadian company.  This matter may be resolved at the examination level or subsequently upon appeal within the next twelve months.  With respect to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries, the CRA has issued assessments of additional income taxes, interest and penalties, which the Company intends to appeal.  At March 31, 2008, the

Company reclassified $23 million to current income taxes payable related to these assessments.  While the final outcome of these matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination or subsequent appeals will not have a material adverse effect on its consolidated financial condition or results of operations.

11.       Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(13)	$(52)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(3)	3
Net hedging (gain) loss reclassified into earnings	(1)	5
Net deferred employee benefit plan expense reclassified into earnings	6	10
Comprehensive loss	$(11)	$(34)

12.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
Numerator:
Net loss	$(13)	$(52)
Preferred stock dividends and accretion	(3)	(3)
Net loss available to common stockholders	$(16)	$(55)

Denominator:
Denominator for basic and diluted earnings per share – adjusted weighted average shares	256	256

Basic and diluted earnings per share	$(.06)	$(.21)

Shares of SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $3 million are excluded from the diluted earnings per share computations for each of the three months ended March 31, 2008 and 2007, respectively, because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculation for the each of the three months ended March 31, 2008 and 2007, because they are antidilutive.

13.       Stock-Based Compensation

During the first quarter of 2008, the Company granted approximately 980,000 stock options with a weighted-average exercise price and grant date fair value of $8.94 and $3.00, respectively.  These options vest and become exercisable on the third anniversary of the award date.  Compensation expense is being recorded over the three-year period on a straight-line basis.

The Company also issued approximately 335,000 non-vested restricted stock units (“RSUs”) to certain employees and non-employee directors with a weighted-average grant date fair value of $8.95 per RSU.  To settle its 2007 management incentive plan liability, the Company issued approximately 347,000 vested RSUs, which had been accrued for in the prior year, and approximately 69,000 related premium non-vested RSUs at a fair value of $9.14 per RSU.  In accordance with the Company’s applicable management incentive plan and long-term incentive plan, the non-vested RSUs vest in three years.

14.       Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including the Company’s retained interest in receivables sold to the accounts receivable programs (See Note 5), the Company’s residual interest in the Timber Note Holdings (“TNH”) investment, and derivative assets and liabilities (See Note 9).

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches.  SFAS

No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy for inputs is broken down into three levels based on their reliability as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 inputs.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.  The Company’s assets and liabilities utilizing Level 2 inputs include derivative assets and liabilities, of which the fair values are estimated using model inputs specific to the derivative including interest rate yield curves, commodity forward spread curves, and volatility of the underlying commodities.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The Company’s assets and liabilities utilizing Level 3 inputs include the retained interest in receivables sold to the accounts receivable programs, of which the fair values are estimated using discounted residual cash flows, expected loss and dilution rates, and variable returns to investors, and the residual interest in the TNH investment, of which the fair value is estimated using discounted residual cash flows.

Fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	March 31, 2008
	Level 1	Level 2	Level 3	Total
Retained interest in receivables sold	$	$	$259	$259
Residual interest in TNH investment			33	33
Derivative assets		5		5
Derivative liabilities		(15)		(15)
	$	$(10)	$292	$282

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2008:

	Retained Interest in Receivables Sold	Residual Interest in TNH Investment	Total
Balance at January 1, 2008	$249	$44	$293
Net payments and sales	33	(12)	21
Realized gains/(losses)	(23)	1	(22)
Balance at March 31, 2008	$259	$33	$292

Realized gains (losses) associated with Level 3 financial instruments principally relate to the charge to reserve for the Calpine Corrugated receivables previously sold to the Company’s accounts receivable program, which is included in selling and administrative expenses (See Note 3).

15.       Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs at sites where it has been named as a PRP, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of March 31, 2008, the Company had approximately $16 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at March 31, 2008.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company is currently defending two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company’s California corrugated container facilities.  These cases allege violations of the California on-duty meal break and rest period statutes and seek damages prescribed by such statutes.  In addition, the Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business.  During the first quarter of 2008, the Company recorded charges of $9 million related to litigation matters.  While the ultimate outcome of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties are discussed in our 2007 Annual Report on Form 10-K (2007 Form 10-K).

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

GENERAL

Smurfit-Stone Container Corporation, incorporated in Delaware in 1989, is a holding company with no business operations of its own.  We conduct our business operations through our wholly-owned subsidiary Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.  We operate as one segment,  the Containerboard, Corrugated Containers and Reclamation segment.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) for financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements.  For information concerning SFAS No. 157, see Note 14 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we use the financial measures “adjusted net loss available to common stockholders” and “adjusted net loss per diluted share available to common stockholders,” which are derived from our consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These measures are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules.  Adjusted net loss available to common stockholders and adjusted net loss per diluted share available to common stockholders are non-GAAP financial measures that exclude from net loss available to common stockholders the effects of non-cash foreign currency exchange gains or losses, losses on early extinguishment of debt, restructuring charges, litigation charges and gains or losses on sale of assets.  We believe these non-GAAP financial measures provides investors, potential investors, security analysts and others with useful information to evaluate the performance of our business because it excludes gains and losses and charges that management believes are not indicative of the ongoing operating results of the business.  In addition, these measures may differ from the adjusted net income (loss) calculations of other companies in our industry, limiting its usefulness as a comparative measure.  For such measures, we have provided the following reconciliations to the most directly comparable GAAP financial measure.

Reconciliation to GAAP Financial Measure

	Three months ended March 31,
(In millions)	2008	2007

Net loss available to common stockholders (GAAP)	$(16)	$(55)
Loss on early extinguishment of debt, net of income taxes		14
Non-cash foreign currency exchange (gains) losses	(15)	5
Gain on sale of assets, net of income taxes	(1)
Restructuring charges, net of income taxes	3	14
Litigation charges, net of income taxes	5
Adjusted net loss available to common stockholders	$(24)	$(22)

Net loss per diluted share available to common stockholders (GAAP)	$(0.06)	$(0.21)
Loss on early extinguishment of debt, net of income taxes		0.05
Non-cash foreign currency exchange (gains) losses	(0.06)	0.02
Gain on sale of assets, net of income taxes
Restructuring charges, net of income taxes	0.01	0.05
Litigation charges, net of income taxes	0.02
Adjusted net loss per diluted share available to common stockholders	$(0.09)	$(0.09)

Overview

We had a net loss available to common stockholders of $16 million, or $0.06 per share, for the first quarter of 2008 compared to a net loss of $55 million, or $0.21 per share, for the first quarter of 2007.  The 2008 results benefited from a non-cash foreign currency exchange gain of $15 million, or $0.06 per share, and lower restructuring charges as compared to 2007.  Results in 2007 were negatively impacted by a loss on early extinguishment of debt, net of income taxes, of $14 million, or $0.05 per share.

We had an adjusted net loss available to common stockholders of $24 million, or $0.09 per diluted share, for the first quarter of 2008 compared to an adjusted net loss available to common stockholders of $22 million, or $0.09 per diluted share, for the first quarter of 2007.  In the first quarter of 2008, we benefited from higher average selling prices for most of our products, benefits from our strategic initiatives and lower interest expense compared to last year. These items were offset by higher input costs and a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC (Calpine Corrugated).  For information concerning Calpine Corrugated, see Liquidity and Capital Resources, “Calpine Corrugated Transaction”.

Despite a slower U.S. economy, we expect corrugated container shipments will improve slightly from the first quarter of 2008 due to seasonally stronger packaging demand.  We anticipate 20,000 tons of additional maintenance downtime in the second quarter which will impact mill production volume and increase maintenance expense. Given a continued weak U.S. dollar, containerboard exports should remain strong.  As a result, we project continued high mill operating rates and low containerboard inventory levels.  Timing factors, such as lower energy usage, will benefit the second quarter of 2008.  We expect continued inflationary cost pressures, including higher energy, freight, fiber and chemical costs to continue through the remainder of 2008.

Strategic Initiatives and Restructuring Activities

We are in the third and final year of our three year transformation plan to achieve $525 million in savings and productivity improvements, net of transition costs, from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation.  We expect to achieve the $525 million in cumulative annual savings by the end of 2008.

During the first quarter of 2008, in conjunction with our strategic initiative plan, we closed one converting facility and announced the closure of one additional converting facility, which is expected to close in the second quarter of 2008.  As a result of the plant closure and other ongoing strategic initiatives, we reduced our headcount by approximately 230 employees.  The first quarter restructuring charges of $4 million, which were net of a gain of $2 million from the sale of a previously closed facility, included non-cash charges of $2 million related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  Other restructuring charges of $4 million were primarily for severance and benefits.  Additional charges of up to $2 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities.

First Quarter 2008 Compared to First Quarter 2007

	Three months ended March 31,
	2008		2007
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,795	$108	$1,824	$102

Restructuring charges		(4)		(24)
Gain on sale of assets		3
Interest expense, net		(63)		(74)
Loss on early extinguishment of debt				(23)
Non-cash foreign currency exchange gains (losses)		15		(5)
Corporate expenses and other (Note 1)		(90)		(62)
Income (loss) from continuing operations before income taxes		$(31)		$(86)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations, including Calpine Corrugated charges and litigation charges.

Net sales decreased 1.6% in the first quarter of 2008 compared to last year.  Net sales were negatively impacted by $138 million in 2008 as a result of the sale of the Brewton, Alabama mill in September of 2007 and a change in the mix resulting in more containerboard tons sold directly to third parties due to lower corrugated container sales volume.  Net sales were favorably impacted by higher average selling prices ($109 million) for containerboard, corrugated containers, market pulp and reclaimed fiber.  Average domestic linerboard prices in the first quarter of 2008 decreased by 0.5% compared to the fourth quarter of 2007, but were 7.5% higher compared to the first quarter of 2007.  Our average North American selling price for corrugated containers increased by 1.2% compared to the fourth quarter of 2007 and increased 4.7% compared to the first quarter of 2007.  Third party shipments of containerboard increased 6.2% compared to the same period last year.  North American shipments of corrugated containers on a total and per day basis were 7.4% and 5.9% lower, respectively, compared to last year due primarily to container plant closure efforts, actions to improve margins by exiting unprofitable accounts and weaker market conditions.  First quarter average sales prices for market pulp, SBS/SBL and kraft paper increased

15.1%, 0.2% and 5.7%, respectively, compared to the same period last year.  The average price for old corrugated containers (OCC) increased approximately $20 per ton compared to last year.

Our containerboard mills operated at 100.0% of capacity in the first quarter of 2008, while containerboard production was 1.6% lower compared to last year due primarily to the sale of the Brewton, Alabama mill and other mill closures.  Production of market pulp decreased 15.2% due in part to higher maintenance downtime in 2008 and kraft paper decreased 6.5% compared to last year.  Production of SBS/SBL decreased by 57.7% compared to last year due primarily to the sale of the Brewton, Alabama mill.  Total tons of fiber reclaimed and brokered was comparable to last year.

Cost of goods sold decreased from $1,610 million in 2007 to $1,583 million in 2008 due primarily to a reduction in our converting costs ($122 million) resulting from a sales mix change from corrugated containers to containerboard and from the sale of the Brewton, Alabama mill. Cost of goods sold was negatively impacted by higher costs of reclaimed material ($41 million), energy ($20 million), freight ($18 million), and other material ($8 million).  Cost of goods sold as a percent of net sales in the first quarter of 2008 was 88.2%, comparable to last year.

Selling and administrative expense in 2008 increased $22 million to 10.6% of net sales from 9.3% in 2007 due primarily to the Calpine Corrugated charge and higher litigation charges ($8 million).

Interest expense, net was $63 million in the first quarter of 2008.  The $11 million decrease compared to the first quarter of 2007 was the result of lower average borrowings ($5 million) and lower average interest rates ($6 million).  The lower average borrowings were primarily due to debt reduction from the sale of the Brewton, Alabama mill.  Our overall average effective interest rate in the first quarter of 2008 was lower than 2007 by approximately 0.89%.

In the first quarter of 2007, we recorded a loss on early extinguishment of debt of $23 million including $19 million for tender premiums and $4 million for the non-cash write-off of deferred debt issuance cost.

Other, net for the first quarter of 2008 included non-cash foreign currency exchange gains of $15 million compared to a loss of $5 million in 2007.

The benefit for income taxes for the first quarter of 2008 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to non-cash foreign currency exchange gains, state income taxes and the effect of other permanent differences.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)	2008	2007
Mill production
Containerboard (1)	1,784	1,813
Kraft paper	43	46
Market pulp	123	145
SBS/SBL	33	78
North American corrugated containers sold (billion sq. ft.)	17.6	19.0
Fiber reclaimed and brokered	1,716	1,721

(1)   For the three months ended March 31, 2008 and 2007, our corrugated container plants consumed 1,171,000 tons and 1,264,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the three months ended March 31:

(In millions)	2008	2007
Net cash provided by (used for):
Operating activities	$(27)	$20
Investing activities	(90)	(94)
Financing activities	120	76
Net increase in cash	$3	$2

Net Cash Provided By (Used For) Operating Activities

The change in net cash provided by (used for) operating activities for the three months ended March 31, 2008 compared to the same period in 2007 was due primarily to higher working capital, which increased $59 million in the first three months of 2008 compared to an increase of $24 million in the first quarter of 2007.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $90 million for the three months ended March 31, 2008.  Expenditures for property, plant and equipment were $94 million for the first three months of 2008, compared to the $96 million for the same period last year.  The amount expended for property, plant and equipment in the first three months of 2008 included $93 million for projects related to upgrades, cost reductions and strategic initiatives and $1 million for environmental projects.  For the three months ended March 31, 2008, we received proceeds of $4 million from the sale of a property related to a previously closed facility.

Net Cash Provided By (Used For) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 of $120 million included a net increase of debt of $122 million. The net increase in debt primarily funded our capital investments.   Preferred dividends paid were $2 million for this period.

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

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined therein, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.  Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date.  If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets.  If we were unable to refinance these borrowings on favorable terms, our costs of borrowing could increase significantly.  At March 31, 2008, we were in compliance with the financial covenants required by the Credit Agreement and we expect to remain in compliance during 2008.  As of March 31, 2008, subject to the above limitations, we have unused borrowing capacity under SSCE’s revolving credit facilities of $223 million, after giving consideration to outstanding letters of credit.

Future Cash Flows

We expect capital expenditures for 2008 to be approximately $400 million.

In 2004, the EPA promulgated a MACT regulation to limit hazardous air pollutant emissions from certain industrial boilers (Boiler MACT).  Several of our mills were required to install new pollution control equipment in order to meet the compliance deadline of September 2007.  The Boiler MACT rule was challenged by third parties in litigation, and the United States District Court of Appeals for the D.C. Circuit issued a decision vacating Boiler MACT and remanding the rule to the EPA.  All projects required to bring us into compliance with the now vacated Boiler MACT requirements were completed.  It is presently unclear whether future rulemaking will require us to install additional pollution control equipment on industrial boilers at our facilities.  We anticipate spending approximately $5 million over the remainder of 2008 on other environmental projects.

We recorded restructuring charges of $4 million in the first three months of 2008, net of a gain of $2 million from the sale of a previously closed facility.  Restructuring charges include $4 million for exit liabilities, which were principally for severance and benefits.  During the three months ended March 31, 2008, we incurred cash expenditures of $3 million for these exit liabilities.  The remaining exit liabilities are expected to be paid in the second quarter of 2008.

At December 31, 2007, we had $29 million of exit liabilities related to restructuring activities.  During the three months ended March 31, 2008, we incurred cash expenditures of $5 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

For the three months ended March 31, 2008, we contributed $20 million to our pension plans and expect to contribute a total of $75 million in 2008.  Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of plan assets.

Scheduled debt payments, including capital lease payments, for the remainder of 2008 and 2009 are $7 million and $441 million, respectively. Our 2009 debt maturities consist principally of $436 million of our revolving credit facilities that mature on November 1, 2009.  We expect to refinance these facilities prior to maturity at prevailing market terms and conditions. We expect that our cash flow from operations and our unused borrowing capacity under SSCE’s revolving credit facilities, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, severance costs and other rationalization expenditures related to the strategic initiative plan, income tax payments, preferred stock dividends, expenditures related to environmental compliance and other capital expenditures.

Calpine Corrugated Transaction

On April 17, 2008, we signed a letter of intent to take a 90 percent ownership interest in Calpine Corrugated.  Calpine Corrugated, an independent corrugated container producer in Fresno, California for which we are the primary containerboard supplier, has experienced start-up losses since it began operations in 2006.  The transaction, which will be accounted for as a purchase business combination, is expected to close in the second quarter of 2008.  The acquisition of Calpine Corrugated’s operation will enable us to accelerate the optimization of our Northern California packaging system and improve our position in the agricultural market segment.

At March 31, 2008, we had an agreement to guarantee a portion of Calpine Corrugated’s debt through January 2010.  The maximum potential amount of the future payments related to this guarantee was $12 million.  We have no recourse to the assets of Calpine Corrugated, other than that of a general unsecured creditor.  Upon the expected completion of the Calpine Corrugated transaction in the second quarter of 2008, we expect to either fully guarantee or become a co-borrower on the outstanding debt of Calpine Corrugated.

Canadian Income Taxes

The Canada Revenue Agency (CRA) is currently examining our income tax returns for tax years 1999 through 2005.  In connection with the examination of our 1999 and 2000 Canadian income tax returns, the CRA is considering certain significant adjustments to taxable income related to the acquisition of a Canadian company.  This matter may be resolved at the examination level or subsequently upon appeal within the next twelve months.  With respect to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries, the CRA has issued assessments of additional income taxes, interest and penalties, which we intend to appeal.  At March 31, 2008, we reclassified $23 million to current income taxes payable related to these assessments.  While the final outcome of these matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, we believe that the examination or subsequent appeals will not have a material adverse effect on our consolidated financial condition or results of operations.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil.  Our objective is to fix the price of a portion of the purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged item.  As of March 31, 2008, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions was nine months.  As of March 31, 2008, we had monthly derivative instruments to hedge approximately 25% of our expected natural gas requirements for the remainder of 2008.  The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include the impact of the natural gas derivative instruments.  See Note 9 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.   As of March 31, 2008, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency exchange risk was nine months.  As of March 31, 2008, we had monthly Canadian dollar forward purchase contracts to hedge approximately 50% of our estimated requirements for the remainder of 2008.

The Canadian dollar as of March 31, 2008, compared to December 31, 2007 weakened 4.0% against the U.S. dollar.  We recognized non-cash foreign currency exchange gains of $15 million for the three month period ended March 31, 2008 compared to losses of $5 million for the same period in 2007.

Interest Rate Risk

Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness.  Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently.  A change in the market interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows.  Our objective is to mitigate interest rate volatility and reduce or cap interest expense within acceptable levels of market risk.  We periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy.  Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge.

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

We are currently defending two putative class action cases filed in California state court on behalf of current and former hourly employees at our California corrugated container facilities.  These cases allege violations of the California on-duty meal break and rest period statutes and seek damages prescribed by such statutes.  We believe that we have established reserves sufficient to account for our liability in these cases.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) None

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: May 7, 2008	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)