Form 10-Q
period 2008-09-30
SMURFIT STONE CONTAINER CORP
filed 2008-11-07
CIK 919226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 3, 2008, the registrant had outstanding 256,127,479 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2008	2007	2008	2007

Net sales	$1,879	$1,885	$5,509	$5,579
Costs and expenses
Cost of goods sold	1,696	1,596	4,938	4,815
Selling and administrative expenses	148	163	496	496
Restructuring expenses	14	11	27	45
(Gain) loss on disposal of assets	(1)	64	(5)	64
Income from operations	22	51	53	159
Other income (expense)
Interest expense, net	(63)	(73)	(187)	(220)
Loss on early extinguishment of debt		(1)		(29)
Foreign currency exchange gains (losses)	8	(22)	19	(47)
Other, net		(4)	(6)	(2)
Loss before income taxes	(33)	(49)	(121)	(139)
Benefit from (provision for) income taxes	98	(44)	136	(8)
Net income (loss)	65	(93)	15	(147)
Preferred stock dividends and accretion	(3)	(3)	(9)	(9)
Net income (loss) available to common stockholders	$62	$(96)	$6	$(156)
Basic and diluted earnings per common share
Net income (loss) available to common stockholders	$.24	$(.38)	$.02	$(.61)
Weighted average shares outstanding	257	256	257	256

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share data)	2008	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$7	$7
Receivables, less allowances of $5 in 2008 and $7 in 2007	172	170
Retained interest in receivables sold	254	249
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	157	145
Materials and supplies	398	395
	555	540
Prepaid expenses and other current assets	31	36
Total current assets	1,019	1,002
Net property, plant and equipment	3,518	3,454
Timberland, less timber depletion	32	32
Goodwill	2,727	2,727
Other assets	154	172
	$7,450	$7,387
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$56	$11
Accounts payable	637	582
Accrued compensation and payroll taxes	183	193
Interest payable	60	66
Income taxes payable	18	10
Current deferred income taxes	21	21
Other current liabilities	163	106
Total current liabilities	1,138	989
Long-term debt, less current maturities	3,515	3,348
Other long-term liabilities	696	834
Deferred income taxes	233	361
Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	100	97
Common stock, par value $.01 per share; 400,000,000 shares authorized; 256,989,507 and 256,201,779 issued and outstanding in 2008 and 2007, respectively	3	3
Additional paid-in capital	4,072	4,066
Retained earnings (deficit)	(2,052)	(2,058)
Accumulated other comprehensive income (loss)	(255)	(253)
Total stockholders’ equity	1,868	1,855
	$7,450	$7,387

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (In millions)	2008	2007

Cash flows from operating activities
Net income (loss)	$15	$(147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss on early extinguishment of debt		29
Depreciation, depletion and amortization	265	272
Amortization of deferred debt issuance costs	5	6
Deferred income taxes	(173)	(3)
Pension and postretirement benefits	(25)	(58)
(Gain) loss on disposal of assets	(5)	64
Non-cash restructuring expenses	7	8
Non-cash stock-based compensation	2	16
Non-cash foreign currency exchange (gains) losses	(19)	47
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(9)	(83)
Inventories	(14)	2
Prepaid expenses and other current assets		2
Accounts payable and accrued liabilities	69	(4)
Interest payable	(5)	(19)
Other, net	21	2
Net cash provided by operating activities	134	134
Cash flows from investing activities
Expenditures for property, plant and equipment	(304)	(268)
Proceeds from property disposals	8	399
Net cash provided by (used for) investing activities	(296)	131
Cash flows from financing activities
Proceeds from long-term debt		675
Net borrowings (repayments) of long-term debt	168	(904)
Debt repurchase premiums		(23)
Preferred dividends paid	(6)	(6)
Proceeds from exercise of stock options		2
Deferred debt issuance costs		(7)
Net cash provided by (used for) financing activities	162	(263)
Increase in cash and cash equivalents		2
Cash and cash equivalents
Beginning of period	7	9
End of period	$7	$11

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

Recently Adopted Accounting Standard:  Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements (See Note 15).  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements.

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

On July 29, 2008, the Company acquired a 90 percent ownership interest in Calpine Corrugated.  In conjunction with the acquisition, the Company guaranteed approximately $45 million of Calpine Corrugated’s third party outstanding debt.  There was no cash consideration paid.  The transaction was accounted for as a purchase business combination and results of operations of Calpine Corrugated are included in the Company’s consolidated statements of operations beginning July 29, 2008.  The preliminary purchase price allocation resulted in approximately $48 million of assets and liabilities, including approximately $45 million of debt.  No goodwill is expected to be recorded for the transaction.  The Company expects to finalize the purchase price allocation during the fourth quarter of 2008, pending completion of the fixed asset appraisal.  The acquisition of Calpine Corrugated’s operations enables the Company to accelerate the optimization of its northern California packaging system and improve its position in the agricultural market segment.

In 2007, the Company recorded charges of $10 million to reserve for amounts due from Calpine Corrugated, of which $5 million and $10 million, respectively, were recorded in the three and nine months ended September 30, 2007.

4.    Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic initiative plan to improve performance and better position the Company for long-term growth.  The plan focused on cost reduction, productivity initiatives and reinvestment in the Company’s operations.  The Company expects to achieve $525 million in annual savings in 2008, compared to levels prior to the start of the plan.

During the third quarter of 2008, in conjunction with the strategic initiative plan, the Company closed four converting facilities and announced the closure of three additional converting facilities.  As a result of the closures which occurred in the third quarter and other ongoing strategic initiatives, the Company reduced its headcount by approximately 230 employees.  The Company recorded restructuring charges of $14 million, including non-cash charges of $5 million related to the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service. The remaining charges of $9 million were primarily for severance and benefits.

For the nine months ended September 30, 2008, the Company closed five converting facilities.  As a result of these closures and other ongoing strategic initiatives, the Company reduced its headcount by approximately 610 employees.  The Company recorded restructuring charges of $27 million, net of a gain of $2 million from the sale of a previously closed facility.  Restructuring charges included non-cash charges of $9 million related to the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service.  The remaining charges of $20 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities as of September 30, 2008 prior to closure and for the year ended December 31, 2007 were $212 million and $344 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $5 million are expected to be recorded in future periods for severance and benefits related to the closure of these facilities.

In October 2008, the Company permanently ceased operations of its containerboard machine at the Snowflake, Arizona mill and production at its Pontiac pulp mill located in Portage-du-Fort, Quebec.  The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually. The customers will be supplied by the Company’s other mills.  Accelerated depreciation charges of $3 million related to the Snowflake, Arizona mill were recorded in the third quarter of 2008.  The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to the Company’s primary business.  The closure of the Pontiac pulp mill resulted in a headcount reduction of approximately 218 employees.  In connection with the Pontiac pulp mill closure, the Company expects to incur pretax restructuring charges of approximately $39 million in the fourth quarter of 2008, including approximately $20 million of non-cash charges.

The Company recorded restructuring charges of $11 million and $45 million for the three and nine months ended September 30, 2007, respectively, which were net of gains of $8 million and $41 million, respectively, on the sale of properties related to previously closed facilities.  Restructuring charges included non-cash charges of $12 million and $49 million for the three and nine months ended September 30, 2007, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges were primarily for severance and benefits.

At December 31, 2007, the Company had $29 million of accrued exit liabilities related to the restructuring of operations.  For the three and nine months ended September 30, 2008, the Company incurred $3 million and $9 million, respectively, of cash disbursements related to these exit liabilities.  In addition, for the three and nine months ended September 30, 2008, the Company incurred $6 million and $13 million, respectively, of cash disbursements related to exit liabilities established during 2008.

5.     Loss on Disposal of Assets

On September 28, 2007, the Company completed the sale of its Brewton, Alabama mill assets for $355 million. The Company received cash proceeds of $338 million, which excluded $16 million of accounts receivable previously sold to Stone Receivables Corporation under the accounts receivable securitization program and was net of $1 million of other closing adjustments.  Current liabilities of $22 million were retained and were paid by the Company.  The Brewton mill had annual production capacity of approximately 300,000 tons of white top linerboard and 190,000 tons of solid bleached sulfate.  The Company will continue to produce white top linerboard at two of its mills.  Substantially all of the proceeds from the sale were applied directly to debt reduction (See Note 8).  The Company recorded a pretax loss of $65 million, and a $32 million income tax provision, resulting in a net loss of $97 million.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $146 million.

6.    Accounts Receivable Securitization Programs

At September 30, 2008 and December 31, 2007, $645 million and $656 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet debt related to the two accounts receivable programs totaled $391 million and $422 million, respectively, as of those dates.

7.    Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At September 30, 2008, the maximum potential amount of future payments related to these guarantees was approximately $29 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts are called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

The Company is contingently liable for $18 million under a one year letter of credit which expires in April 2009 to support borrowings of one of the Company’s non-consolidated affiliates.  The letter of credit is collateralized by a pledge of affiliate stock owned by the other shareholder in the event the letter of credit is drawn upon and the other shareholder is unable to reimburse the Company for their 50% share of the letter of credit obligation.

8.    Long-Term Debt

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

9.    Employee Benefit Plans

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

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$11	$14	$	$1	$34	$40	$2	$3
Interest cost	51	50	3	3	153	148	8	8
Expected return on plan assets	(62)	(60)			(186)	(177)
Amortization of prior service cost (benefit)		2	(1)	(1)	2	6	(3)	(2)
Amortization of net (gain) loss	11	13	(1)		32	42	(2)	(1)
Curtailment (gain) loss		(2)		(2)				(3)
Settlements						2
Multi-employer plans	1	1			3	3
Net periodic benefit cost	$12	$18	$1	$1	$38	$64	$5	$5

The Company’s 2008 expected contributions to its qualified defined benefit plans and benefit payments under its non-qualified defined benefit plans and postretirement plans are not expected to be materially different than the amounts disclosed in the 2007 10-K.

The curtailment gain in the third quarter of 2007 is primarily related to the salaried defined benefit plan freeze.  For the nine months ended September 30, 2007, the curtailment gain was offset by charges related to closed facilities that are included as part of restructuring charges (See Note 4).

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

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel oil and diesel fuel.  The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item.  As of September 30, 2008, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was 17 months.

For the three and nine months ended September 30, 2008, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from other comprehensive income (loss) (“OCI”) to cost of goods sold when the hedged items were recognized.  For the three and nine months ended September 30, 2007, the Company reclassified a $2 million loss (net of tax) and an $8 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.  The fair value of these commodity derivative instruments at September 30, 2008 was a $44 million liability, of which $42 million was included in other current liabilities, and $2 million was included in other long-term liabilities.

For the three and nine months ended September 30, 2008, the Company recorded an $11 million loss (net of tax) and a $10 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2007, the Company recorded a $1 million gain (net of tax) and a $4 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and nine months ended September 30, 2008, the Company recorded a $1 million loss (net of tax) in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2007, the Company recorded a $1 million loss (net of tax) and a $6 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of September 30, 2008, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 15 months.  For the three and nine months ended September 30, 2008, the Company reclassified an immaterial amount and a $3 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  For the three and nine months ended September 30, 2007, the Company reclassified a $1 million gain (net of tax) and an immaterial amount, respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at September 30, 2008 was a $1 million net liability, of which $1 million was included in prepaid expenses and other current assets and $2 million was included in other current liabilities.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three and nine months ended September 30, 2008, the Company reclassified a $1 million loss (net of tax) from OCI to interest expense when the hedged items were recognized.  For the three and nine months ended September 30, 2007, the Company reclassified a $1 million gain (net of tax) and a $2 million gain (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at September 30, 2008 was a $6 million liability included in other long-term liabilities.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $21 million (net of tax) at September 30, 2008, including a $17 million loss (net of tax) on commodity derivative instruments, a $1 million loss (net of tax) on foreign currency derivative instruments and a $3 million loss (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $16 million loss (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

11.  Income Taxes

As previously disclosed, the Canada Revenue Agency (“CRA”) is examining the Company’s tax returns for the tax years 1999 through 2005.  In connection with the examination, the CRA was considering certain significant adjustments related principally to taxable income related to the Company’s acquisition of a Canadian company and to transfer prices of inventory, sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries.  In the third quarter of 2008, the Company was informed by the CRA that the matters related to the Company’s acquisition of a Canadian company had been resolved in the Company’s favor.  As a result of this favorable ruling, the Company reduced its liability for unrecognized tax benefits and recorded an income tax benefit of approximately $84 million in the quarter ended September 30, 2008.

With respect to the transfer price issue, the CRA has issued assessments of additional income taxes, interest, and penalties related to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries.  The Company has appealed the assessments.  For the nine months ended September 30, 2008, the Company made payments of $23 million to the CRA and expects to make a $2 million payment in the fourth quarter of 2008 related to the assessments. As a result of these payments, future interest charges will be reduced.

While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination or subsequent appeals will not have a material adverse effect on its consolidated financial condition or results of operations.

During the three months ended September 30, 2008, unrecognized tax benefits were decreased by $90 million primarily due to the favorable resolution of the Canadian income tax examination matters, of which $73 million was related to the tax positions, $4 million related to accrued interest and penalties and $13 million related to fluctuations in the foreign currency exchange rate.  During the nine months ended September 30, 2008, unrecognized tax benefits were decreased by $88 million, of which $70 million was related to the tax positions, $2 million related to accrued interest and penalties and $16 million related to fluctuations in the foreign currency exchange rate.

The benefit for income taxes for the three and nine months ended September 30, 2008 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes primarily due to the favorable resolution of the Canadian income tax examination matters, non-cash foreign currency exchange gains, state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences.  The expected income tax benefit is calculated on a discrete quarterly basis which more accurately reflects income tax benefit as it is realized.

12.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$65	$(93)	$15	$(147)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(25)	(4)	(17)	4
Net hedging (gain) loss reclassified into earnings	1		(1)	6
Net deferred employee benefit plan expense reclassified into earnings	5	27	17	27
Foreign currency translation adjustment	(2)	1	(1)	1
Net impact of defined benefit plan remeasurement (See Note 9)		64		64
Comprehensive income (loss)	$44	$(5)	$13	$(45)

13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$65	$(93)	$15	$(147)
Preferred stock dividends and accretion	(3)	(3)	(9)	(9)
Net income (loss) available to common stockholders	$62	$(96)	$6	$(156)

Denominator:
Denominator for basic and diluted earnings per share – adjusted weighted average shares	257	256	257	256

Basic and diluted earnings per share	$.24	$(.38)	$.02	$(.61)

Shares of SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $3 million and $9 million are excluded from the diluted earnings per share computations for each of the three and nine months ended September 30, 2008 and 2007, respectively, because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2007, because they are antidilutive.

14.  Stock-Based Compensation

During the third quarter of 2008, the Company granted approximately 1,338,000 stock options with a weighted-average exercise price and grant date fair value of $4.43 and $1.67, respectively.  For the nine months ended September 30, 2008, the Company granted approximately 2,380,000 stock options with a weighted-average exercise price and grant date fair value of $6.36 and $2.24, respectively.  These options vest and become exercisable on the third anniversary of the award date.  Compensation expense is being recorded over the three-year period on a straight-line basis.

During the third quarter of 2008, the Company issued approximately 37,000 non-vested restricted stock units (“RSUs”) to certain employees with a weighted-average grant date fair value of $4.82 per RSU.  For the nine months ended September 30, 2008, the Company granted approximately 501,000 non-vested RSUs to certain employees and non-employee directors with a weighted-average grant date fair value of $7.89 per RSU.  In addition, to settle its 2007 management incentive plan liability, the Company issued approximately 347,000 vested RSUs, which had been accrued for in the prior year, and approximately 69,000 related premium non-vested RSUs at a fair value of $9.14 per RSU.  In accordance with the Company’s applicable management incentive plan and long-term incentive plan, the non-vested RSUs vest in three years.

Stock-based compensation (income) expense was $(6) million and $2 million for the three and nine months ended September 30, 2008, and reflects changes in estimates related to the vesting of options. Stock-based compensation expense was $4 million and $16 million for the three and nine months ended September 30, 2007.

15.  Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including the Company’s retained interest in receivables sold to the accounts receivable programs (See Note 6), the Company’s residual interest in the Timber Note Holdings (“TNH”) investment, and derivative assets and liabilities (See Note 10).

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

Fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	September 30, 2008
	Level 1	Level 2	Level 3	Total
Retained interest in receivables sold	$	$	$254	$254
Residual interest in TNH investment			33	33
Derivative instruments			(51)	(51)
	$	$	$236	$236

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three and nine months ended September 30, 2008:

	Retained Interest in Receivables Sold	Residual Interest in TNH Investment	Derivative Instruments	Total
Balance at January 1, 2008	$249	$44	$(3)	$290
Net payments, sales and settlements	33	(12)	(1)	20
Realized gains/(losses)	(23)	1		(22)
Unrealized gains/(losses)			(6)	(6)
Balance at March 31, 2008	259	33	(10)	282
Net payments, sales and settlements	34		(1)	33
Realized gains/(losses)	(5)			(5)
Unrealized gains/(losses)			19	19
Balance at June 30, 2008	288	33	8	329
Net payments, sales and settlements	(30)	(1)	3	(28)
Realized gains/(losses)	(4)	1		(3)
Unrealized gains/(losses)			(62)	(62)
Balance at September 30, 2008	$254	$33	$(51)	$236

Realized gains (losses) in the first quarter of 2008 associated with the retained interest in receivables sold principally relate to the charge to reserve for the Calpine Corrugated receivables previously sold to the Company’s accounts receivable program, which is included in selling and administrative expenses (See Note 3).  Unrealized gains (losses) associated with derivative instruments represents the change in fair value included in other comprehensive income for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting (See Note 10).

16.  Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs at sites where it has been named as a PRP, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of September 30, 2008, the Company had approximately $14 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at September 30, 2008.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company is currently a defendant in two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company’s California corrugated container facilities.  These cases allege violations of the California on-duty meal break and rest period statutes and seek damages prescribed by such statutes.  The Company has reached a tentative agreement to settle these cases, subject to court approval.  In addition, the Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business.  During the three and nine months ended September 30, 2008, the Company recorded charges of an immaterial amount and $8 million, respectively, related to litigation matters.  While the ultimate outcome of such suits or other proceedings against the Company cannot be predicted with certainty, management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) for financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements.  For information concerning SFAS No. 157, see Note 15 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we use the financial measures “adjusted net income (loss) available to common stockholders” and “adjusted net income (loss) per diluted share available to common stockholders,” which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These measures are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules.  Adjusted net income (loss) available to common stockholders and adjusted net income (loss) per diluted share available to common stockholders are non-GAAP financial measures that exclude from net income (loss) available to common stockholders the effects of non-cash foreign currency exchange gains or losses, losses on early extinguishment of debt, restructuring charges, litigation charges, gains or losses on sale of assets and the resolution of certain tax matters.  We believe these non-GAAP financial measures provide investors, potential investors, security analysts and others with useful information to evaluate the performance of our business because they exclude gains and losses and charges that management believes are not indicative of the ongoing operating results of the business.  In addition, these measures may differ from the adjusted net income (loss) calculations of other companies in our industry, limiting their usefulness as a comparative measure.  For such measures, we have provided the following reconciliations to the most directly comparable GAAP financial measure.

Reconciliation to GAAP Financial Measures

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2008	2007	2008	2007

Net income (loss) available to common stockholders (GAAP)	$62	$(96)	$6	$(156)
Loss on early extinguishment of debt, net of income taxes				17
Non-cash foreign currency exchange (gains) losses	(8)	22	(19)	47
(Gain) loss on disposal of assets, net of income taxes		97	(1)	97
Restructuring charges, net of income taxes	9	7	17	22
Litigation charges, net of income taxes			5
Pension curtailment, net of income taxes		(2)		(2)
Resolution of income tax matters	(84)		(84)	(4)
Adjusted net income (loss) available to common stockholders	$(21)	$28	$(76)	$21

Net income (loss) per diluted share available to common stockholders (GAAP)	$0.24	$(0.38)	$0.02	$(0.61)
Loss on early extinguishment of debt, net of income taxes				0.07
Non-cash foreign currency exchange (gains) losses	(0.03)	0.09	(0.07)	0.18
Loss on disposal of assets, net of income taxes		0.38		0.38
Restructuring charges, net of income taxes	0.04	0.03	0.06	0.09
Litigation charges, net of income taxes			0.02
Pension curtailment, net of income taxes		(0.01)		(0.01)
Resolution of income tax matters	(0.33)		(0.33)	(0.02)
Adjusted net income (loss) per diluted share available to common stockholders	$(0.08)	$0.11	$(0.30)	$0.08

Overview

For the third quarter of 2008, we had net income available to common stockholders of $62 million, or $0.24 per share, compared to a net loss of $96 million, or $0.38 per share, for the third quarter of 2007.  The third quarter of 2008 results benefited $84 million, or $0.33 per share, from the resolution of Canadian income tax examination matters.  For information concerning the resolution of the Canadian income tax examination matters, see Liquidity and Capital Resources, “Canadian Income Taxes”.  The third quarter of 2007 included a pretax loss on the sale of our Brewton, Alabama mill of $65 million and a $32 million income tax provision, which resulted in a net loss on the sale of $97 million, or $0.38 per share.

For the third quarter of 2008, we had adjusted net loss available to common stockholders of $21 million, or $0.08 per diluted share, compared to adjusted net income available to common stockholders of $28 million, or $0.11 per diluted share, for the third quarter of 2007.  The results for the third quarter of 2008 were negatively impacted by higher costs for energy, fiber, freight and chemicals.  These items were partially offset by higher average selling prices for most of our products, benefits from our strategic initiatives and lower interest expense compared to the third quarter of last year.

For the nine months ended September 30, 2008, we had net income available to common stockholders of $6 million, or $0.02 per share, compared to a net loss of $156 million, or $0.61 per share, for the same period last year.  The results for the nine months ended September 30, 2008 benefited from the resolution of the Canadian income tax examination matters, non-cash foreign currency exchange gains of $19 million, or $0.07 per share, and lower restructuring charges as compared to 2007.  Results in 2007 were negatively impacted by the loss on the sale of the Brewton, Alabama mill, a loss on early extinguishment of debt, net of income taxes, of $17 million, or $0.07 per share, non-cash foreign currency exchange losses of $47 million, or $0.18 per share, and higher restructuring charges.

For the nine months ended September 30, 2008, we had an adjusted net loss available to common stockholders of $76 million, or $0.30 per diluted share, compared to adjusted net income available to common stockholders of $21 million, or $0.08 per diluted share, for the first nine months of 2007.  The results for the first nine months of 2008 were negatively impacted by higher costs for energy, fiber, freight and chemicals.  These items were partially offset by higher average selling prices for most of our products, benefits from our strategic initiatives and lower interest expense compared to the same period last year.

While the global economic slowdown is impacting the U.S. packaging market, we currently expect improved results in the fourth quarter of 2008 as a result of higher average selling prices and declining costs for reclaimed fiber, energy and freight.  In addition, we expect incremental savings from our strategic initiatives.

Strategic Initiatives and Restructuring Activities

We are in the final year of our three year transformation plan to achieve $525 million in savings and productivity improvements, net of transition costs, from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation.  We expect to achieve the $525 million in cumulative annual savings in 2008.

During the third quarter of 2008, in conjunction with the strategic initiative plan, we closed four converting facilities and announced the closure of three additional converting facilities.  As a result of the closures that occurred in the third quarter and other ongoing strategic initiatives, we reduced our headcount by approximately 230 employees.  We recorded restructuring charges of $14 million, including non-cash charges of $5 million related to the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service. The remaining charges of $9 million were primarily for severance and benefits.

For the nine months ended September 30, 2008, we closed five converting facilities.  As a result of these closures and other ongoing strategic initiatives, the Company reduced its headcount by approximately 610 employees.  We recorded restructuring charges of $27 million, net of a gain of $2 million from the sale of a previously closed facility.  Restructuring charges included non-cash charges of $9 million related to the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service.  The remaining charges of $20 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities as of September 30, 2008 prior to closure and for the year ended December 31, 2007 were $212 million and $344 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $5 million are expected to be recorded in future periods for severance and benefits related to the closure of these facilities.

In October 2008, we permanently ceased operations of our containerboard machine at the Snowflake, Arizona mill and production at our Pontiac pulp mill located in Portage-du-Fort, Quebec.  The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually. The customers will be supplied by our other mills.  Accelerated depreciation charges of $3 million related to the Snowflake, Arizona mill were recorded in the third quarter of 2008.  The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to our primary business.  The closure of the Pontiac pulp mill resulted in a headcount reduction of approximately 218 employees.  In connection with the Pontiac pulp mill closure, we expect to incur pretax restructuring charges of approximately $39 million in the fourth quarter of 2008, including approximately $20 million of non-cash charges.  Cash charges will be paid principally in the fourth quarter of 2008 and the first quarter of 2009.

Third Quarter 2008 Compared to Third Quarter 2007

	Three months ended September 30,
	2008		2007
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,879	$100	$1,885	$182

Restructuring charges		(14)		(11)
Gain (loss) on disposal of assets		1		(64)
Interest expense, net		(63)		(73)
Loss on early extinguishment of debt				(1)
Non-cash foreign currency exchange gains (losses)		8		(22)
Corporate expenses and other (Note 1)		(65)		(60)
Loss before income taxes		$(33)		$(49)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations, including Calpine Corrugated charges and litigation charges.

Net sales decreased 0.3% in the third quarter of 2008 compared to last year.  Net sales were negatively impacted by $92 million in 2008 primarily as a result of the sale of the Brewton, Alabama mill in September 2007.  Net sales were favorably impacted by higher average selling prices ($86 million) for containerboard, corrugated containers, market pulp and reclaimed fiber.  Average domestic linerboard prices in the third quarter of 2008 increased by 4.2% compared to the second quarter of 2008 and were 8.9% higher compared to the third quarter of 2007.  Our average North American selling price for corrugated containers increased by 0.4% compared to the second quarter of 2008 and was 3.7% higher compared to the third quarter of 2007.  The increase in the average North American selling price compared to the second quarter of 2008 was negatively impacted by a weaker Canadian dollar.  Third quarter average sales prices for market pulp and kraft paper increased 4.1% and 7.9%, respectively, compared to the same period last year.  Third quarter average sales price for SBS/SBL decreased 1.7% compared to the same period last year.  The average price for old corrugated containers (OCC) decreased approximately $15 per ton compared to last year.  Third party shipments of containerboard decreased 4.1% compared to the same period last year.  North American shipments of corrugated containers on a total and per day basis were 0.3% and 1.9% lower, respectively, compared to last year due primarily to container plant closures, actions to improve margins by exiting unprofitable accounts and weaker market conditions.

Our containerboard mills operated at 99.5% of capacity in the third quarter of 2008, while containerboard production was 5.2% lower compared to last year due primarily to the sale of the Brewton, Alabama mill.  Production of market pulp increased 0.7% while kraft paper production decreased 12.8% compared to last year.  Production of SBS/SBL decreased by 60.5% compared to last year due primarily to the sale of the Brewton, Alabama mill.  Total tons of fiber reclaimed and brokered was comparable to last year.

Cost of goods sold as a percent of net sales in the third quarter of 2008 was 90.3%, compared to 84.7% last year.  Cost of goods sold increased from $1,596 million in 2007 to $1,696 million in 2008 due primarily to higher costs of energy ($58 million), wood fiber ($32 million), freight ($21 million), chemicals ($14 million) and maintenance ($4 million).  Cost of goods sold was impacted by a reduction in costs resulting from the sale of the Brewton, Alabama mill.

Selling and administrative expenses in the third quarter of 2008 decreased $15 million compared to the same period last year due primarily to a reduction in compensation and benefit expenses and benefits achieved from our strategic initiatives. Selling and administrative expenses were 7.9% of net sales compared to 8.6% last year.

In September 2007, we completed the sale of the Brewton, Alabama, mill assets.  The sale resulted in a pre-tax loss of approximately $65 million, which reflected the allocation of $146 million of goodwill to this operation.  We recorded an after-tax loss of approximately $97 million related to the transaction, reflecting a provision for income taxes higher than the statutory income tax rate due to the non-deductibility of goodwill.

Interest expense, net was $63 million in the third quarter of 2008.  The $10 million decrease compared to the third quarter of 2007 was the result of lower average borrowings ($2 million) and lower average interest rates ($8 million).  The lower average borrowings were primarily due to debt reduction from the sale of the Brewton, Alabama mill in the third quarter of 2007.  Our overall average effective interest rate in the third quarter of 2008 was lower than 2007 by 0.87%.

In the third quarter of 2007, we recorded a loss on early extinguishment of debt of $1 million for the non-cash write-off of deferred debt issuance cost.

In the third quarter of 2008, we recorded non-cash foreign currency exchange gains of $8 million compared to losses of $22 million in 2007.

The benefit from income taxes for the three and nine months ended September 30, 2008 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to the $84 million benefit related to the favorable resolution of the Canadian income tax examination matters, non-cash foreign currency exchange gains, state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences.  Due to fluctuations in pretax income, lower effective tax rates in certain foreign jurisdictions and the effect of permanent differences, the expected income tax benefit is calculated on a discrete quarterly basis, which more accurately reflects income tax benefit as it is realized.

Nine Months 2008 Compared to Nine Months 2007

	Nine months ended September 30,
	2008		2007
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$5,509	$282	$5,579	$446

Restructuring charges		(27)		(45)
Gain (loss) on disposal of assets		5		(64)
Interest expense, net		(187)		(220)
Loss on early extinguishment of debt				(29)
Non-cash foreign currency exchange gains (losses)		19		(47)
Corporate expenses and other (Note 1)		(213)		(180)
Loss before income taxes		$(121)		$(139)

Net sales decreased 1.3% in 2008 compared to last year.  Net sales were negatively impacted by $294 million in 2008 as a result of the sale of the Brewton, Alabama mill in September of 2007 and a change in mix resulting in more containerboard tons sold directly to third parties due to lower corrugated container sales volume primarily as a result of plant closures.  Net sales were favorably impacted by higher average selling prices ($224 million) for containerboard, corrugated containers, market pulp and reclaimed fiber.  Average domestic linerboard prices for the first nine months of 2008 were 7.7% higher compared to 2007.  Our average North American selling price for corrugated containers increased by 4.0% compared to 2007.  Our average sales prices for market pulp, SBS/SBL and kraft paper increased 10.1%, 0.7% and 6.0%, respectively, compared to the same period last year.  The average price for old corrugated containers (OCC) increased approximately $5 per ton compared to last year. Third party shipments of containerboard increased 0.7% compared to the same period last year.  North American shipments of corrugated containers on a total and a per day basis were 3.9% and 4.4% lower, respectively, compared to last year due primarily to container plant closures, actions to improve margins by exiting unprofitable accounts and weaker market conditions.

Our containerboard mills operated at 99.5% of capacity in the first nine months of 2008, while containerboard production was 3.8% lower compared to last year due primarily to the sale of the Brewton, Alabama mill and other mill closures.  Production of market pulp and kraft paper decreased 4.4% and 8.3%, respectively, compared to last year.  Production of SBS/SBL decreased by 61.0% compared to last year due primarily to the sale of the Brewton, Alabama mill.  Total tons of fiber reclaimed and brokered were comparable to last year.

Cost of goods sold as a percent of net sales in the first nine months of 2008 was 89.6%, compared to 86.3% last year.  Cost of goods sold increased from $4,815 million in 2007 to $4,938 million in 2008 due primarily to higher costs of reclaimed material ($54 million), energy ($110 million), freight ($60 million), wood fiber ($53 million), chemicals ($31 million) and maintenance ($12 million).  Cost of goods sold was impacted by a reduction in costs resulting from the sale of the Brewton, Alabama mill and the sales mix change between corrugated containers and containerboard.

Selling and administrative expense in 2008 was comparable to 2007.

Interest expense, net was $187 million in 2008.  The $33 million decrease compared to 2007 was the result of lower average borrowings ($11 million) and lower average interest rates ($22 million).  The lower average borrowings were primarily due to debt reduction from the sale of the Brewton, Alabama mill.  Our overall average effective interest rate in the first nine months of 2008 was lower than 2007 by 0.91%.

In the first nine months of 2007, we recorded a loss on early extinguishment of debt of $29 million including $23 million for tender premiums and $6 million for the non-cash write-off of deferred debt issuance cost.

In the first nine months of 2008, we recorded non-cash foreign currency exchange gains of $19 million compared to losses of $47 million for the same period in 2007.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)	2008	2007	2008	2007
Mill production
Containerboard (1)(2)	1,794	1,893	5,345	5,557
Kraft paper	34	39	121	132
Market pulp	150	149	409	428
SBS/SBL (2)	30	76	92	236
North American corrugated containers sold (billion sq. ft.)	18.4	18.5	54.1	56.4
Fiber reclaimed and brokered	1,678	1,688	5,071	5,088

(1) For the three months ended September 30, 2008 and 2007, our corrugated container plants consumed 1,224,000 tons and 1,221,000 tons of containerboard, respectively.  For the nine months ended September 30, 2008 and 2007, our corrugated container plants consumed 3,586,000 tons and 3,732,000 tons of containerboard, respectively.

(2) Results for 2007 include the Brewton, Alabama mill, which had annual production capacity of approximately 300,000 tons of white top linerboard and 190,000 tons of SBS.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the nine months ended September 30:

(In millions)	2008	2007
Net cash provided by (used for):
Operating activities	$134	$134
Investing activities	(296)	131
Financing activities	162	(263)
Net increase in cash	$—	$2

Net Cash Provided By (Used For) Operating Activities

The net cash provided by operating activities for the nine months ended September 30, 2008 was comparable to the same period in 2007.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $296 million for the nine months ended September 30, 2008.  Expenditures for property, plant and equipment were $304 million for the first nine months of 2008, compared to $268 million for the same period last year.  The amount expended for property, plant and equipment in the first nine months of 2008 included $298 million for projects related to upgrades, cost reductions and strategic initiatives and $6 million for environmental projects.  For the nine months ended September 30, 2008, we received proceeds of $8 million from the sale of properties primarily related to previously closed facilities.  For the nine months ended September 30, 2007, we received proceeds of $339 million from property disposals and sale of businesses including $338 million from the sale of the Brewton, Alabama mill and $57 million from properties at previously closed facilities.

Net Cash Provided By (Used For) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 of $162 million included a net increase of debt of $168 million. The net increase in debt primarily funded our capital investments.  Preferred dividends paid were $6 million for this period.

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

As of September 30, 2008, subject to the above limitations, we had unused borrowing capacity under SSCE’s revolving credit facilities of $171 million, after giving consideration to outstanding letters of credit.  In response to the current economic environment, we are taking actions to maintain liquidity, including deferral of certain capital expenditures, cost reductions, sale of assets and improvements of working capital.

At September 30, 2008, we were in compliance with the financial covenants required by the Credit Agreement. However, if market conditions change and sales prices or volumes for our products decrease materially, negatively impacting our future results, we may not be in compliance with such covenants. In such an event, we would seek an amendment to the Credit Agreement.  Although we believe that we could obtain such an amendment, failure to obtain an amendment would result in a default under the Credit Agreement, which could result in a material adverse impact on our financial condition.

Future Cash Flows

We expect capital expenditures for 2008 to be approximately $400 million.

In 2004, the EPA promulgated a MACT regulation to limit hazardous air pollutant emissions from certain industrial boilers (Boiler MACT).  Several of our mills were required to install new pollution control equipment in order to meet the compliance deadline of September 2007.  The Boiler MACT rule was challenged by third parties in litigation, and the United States District Court of Appeals for the D.C. Circuit issued a decision vacating Boiler MACT and remanding the rule to the EPA.  All projects required to bring us into compliance with the now vacated Boiler MACT requirements were completed.  It is presently unclear whether future rulemaking will require us to install additional pollution control equipment on industrial boilers at our facilities.  For the first nine months of 2008, we spent approximately $6 million on other environmental projects and anticipate spending approximately $1 million in the fourth quarter of 2008.

We recorded restructuring charges of $27 million in the first nine months of 2008, net of a gain of $2 million from the sale of a previously closed facility.  Restructuring charges include $20 million for exit liabilities, which were principally for severance and benefits.  During the nine months ended September 30, 2008, we incurred cash expenditures of $13 million for these exit liabilities.  The remaining exit liabilities are expected to be paid in the fourth quarter of 2008.

At December 31, 2007, we had $29 million of exit liabilities related to restructuring activities.  During the nine months ended September 30, 2008, we incurred cash expenditures of $9 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

For the nine months ended September 30, 2008, we contributed $56 million to our pension plans and expect to contribute a total of approximately $75 million in 2008.  During 2008, the fair value of our pension plan assets have declined.  Future contributions to our pension and other postretirement plans will be dependent upon future returns on our pension plan assets and changes in discount rates which would impact our benefit obligations.

Scheduled debt payments, including capital lease payments, for the remainder of 2008 and 2009 are $6 million and $533 million, respectively.  Our 2009 debt maturities consist principally of $481 million of our revolving credit facilities that mature on November 1, 2009.  In addition, our Canadian and U.S. off-balance sheet accounts receivable securitization programs mature in March 2009 and November 2009, respectively.  At September 30, 2008, the off-balance sheet debt related to the Canadian and U.S. accounts receivable securitization programs was $41 million and $350 million, respectively.  Although we intend to refinance our senior secured credit facilities and our accounts receivable securitization programs at prevailing market terms and conditions, there can be no assurance that we will be able to refinance such indebtedness on favorable terms or at all by the applicable maturity dates and, if we cannot, there is no assurance that we will be able to obtain substitute financing, which could cause us to default on our obligations and impair our liquidity. Our ability to refinance will depend on conditions in the capital markets and our financial condition at such time.

Calpine Corrugated Transaction

On July 29, 2008, the Company completed the acquisition of a 90 percent ownership interest in Calpine Corrugated.  In conjunction with the acquisition, we guaranteed approximately $45 million of Calpine Corrugated’s third party debt, of which $4 million is due in 2008 and $41 million is due in 2009.  There was no cash consideration paid.  The transaction was accounted for as a purchase business combination and results of operations of Calpine Corrugated are included in our consolidated statements of operations beginning July 29, 2008.  The preliminary purchase price allocation resulted in approximately $48 million of assets and liabilities, including approximately $45 million of debt.  We expect to finalize the purchase price allocation during the fourth quarter of 2008, pending completion of the fixed asset appraisal.  No goodwill is expected to be recorded for the transaction.  The acquisition of Calpine Corrugated’s operations enables the Company to accelerate the optimization of its northern California packaging system and improve its position in the agricultural market segment.

Canadian Income Taxes

As previously disclosed, the Canada Revenue Agency (“CRA”) is examining our income tax returns for tax years 1999 through 2005.  In connection with the examination, the CRA was considering certain significant adjustments to taxable income related principally to our acquisition of a Canadian company and to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries.  In the third quarter of 2008, we were informed by the CRA that the matters related to our acquisition of a Canadian company had been resolved in our favor.  As a result of this favorable ruling, we reduced our liability for unrecognized tax benefits and recorded an income tax benefit of approximately $84 million in the third quarter of 2008.

With respect to the transfer price issue, the CRA has issued assessments of additional income taxes, interest, and penalties related to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries.  We have appealed the assessments.  For the nine months ended September 30, 2008, we made payments of $23 million to the CRA and expect to make a $2 million payment in the fourth quarter of 2008 related to the assessments.  As a result of these payments, future interest charges will be reduced.

While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, we believe that the examination or subsequent appeals will not have a material adverse effect on our consolidated financial condition or results of operations.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel oil and diesel fuel.  Our objective is to fix the price of a portion of the purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged item.  As of September 30, 2008, the maximum length of time over which we were hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions was 17 months. The fair value of these commodity derivative instruments at September 30, 2008 was a $44 million liability, of which $42 million was included in other current liabilities, and $2 million was included in other long-term liabilities.  As of September 30, 2008, we had monthly derivative instruments to hedge approximately 70% of our expected natural gas requirements for the fourth quarter of 2008 and approximately 45% for the first quarter of 2009.  The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include the impact of the natural gas derivative instruments.  See Note 10 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of September 30, 2008, the maximum length of time over which we were hedging our exposure to the variability in future cash flows associated with foreign currency exchange risk was 15 months.  The fair value of the these foreign currency derivative instruments at September 30, 2008 was a $1 million net liability, of which $1 million was included in prepaid expenses and other current assets and $2 million was included in other current liabilities.  As of September 30, 2008, we had monthly Canadian dollar forward purchase contracts to hedge approximately 60% of our estimated requirements for the fourth quarter of 2008 and approximately 50% for the nine month period ending September 30, 2009.

The Canadian dollar as of September 30, 2008 compared to December 31, 2007 weakened 7.3% against the U.S. dollar.  We recognized non-cash foreign currency exchange gains of $19 million for the nine month period ended September 30, 2008 compared to losses of $47 million for the same period in 2007.

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

In 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  These contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.  The fair value of our interest rate swap contracts at September 30, 2008 was a $6 million liability included in other long-term liabilities.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are currently a defendant in two putative class action cases filed in California state court on behalf of current and former hourly employees at our California corrugated container facilities.  These cases allege violations of the California on-duty meal break and rest period statutes and seek damages prescribed by such statutes.  We have reached a tentative agreement to settle these cases, subject to court approval. We have previously established reserves sufficient to account for our liability in these cases.

ITEM 1A.   RISK FACTORS

The following risk factor should be considered in addition to those disclosed in our 2007 Annual Report on Form 10-K:

We have a significant amount of goodwill and may be required to record a non-cash impairment charge with respect to our goodwill.

As of September 30, 2008, we had $2,727 million of goodwill.  In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, our goodwill is not amortized but rather we are required to evaluate goodwill and other intangibles for impairment annually, or more frequently when events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  Factors that may be considered a change in circumstance, indicating that the carrying value of our goodwill may not be recoverable, include a decline in our stock price and market capitalization, market prices of common stock of other companies in our industry, earnings multiples from mergers and acquisitions activity within the industry, adverse changes in the economy, reduced future cash flow estimates, and slower growth rates in our industry.  There can be no assurance that future evaluations of goodwill will not result in an impairment and we may be required to record a non-cash impairment charge against income, which could be material.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

(a)                The Employment Security Agreements of certain executive officers of the company, including Mr. Craig A. Hunt, Senior Vice President, Secretary and General Counsel, and Mack C. Jackson, Senior Vice President and General Manager - Containerboard Mill Division, were revised in the fourth quarter 2008 in accordance with the requirements of Internal Revenue Code Section 409A and are filed herewith as exhibits 10.3 and 10.4, respectively.

(b)               There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

ITEM 6.     EXHIBITS

The following exhibits are included in this Form 10-Q:

10.1             Amended and Restated Guaranty dated as of July 28, 2008, made by Smurfit-Stone Container Enterprises, Inc. (“SSCE”) in favor of The CIT Group/Equipment Financing, Inc., as the initial lender and as Administrative Agent for the benefit of the Lenders (incorporated by reference to Exhibit 10.1 to SSCE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-3439)).

10.2             Continuing Guaranty, dated as of July 28, 2008, made by and between SSCE and Union Bank of California, N.A (incorporated by reference to Exhibit 10.2 to SSCE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-3439)).

10.3             Employment Security Agreement, dated November 4, 2008, between Smurfit-Stone Container Corporation (“SSCC”) and Craig A. Hunt.

10.4             Employment Security Agreement, dated November 4, 2008, between SSCC and Mack C. Jackson.

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: November 7, 2008	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)