Form 10-K
period 2008-12-31
SMURFIT STONE CONTAINER CORP
filed 2009-03-17
CIK 919226

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock, $0.01 Par Value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.0 billion, based on the closing sales price of $4.07 per share of such stock on The NASDAQ Global Select Market on June 30, 2008.

         The number of shares outstanding of the registrant's common stock as of February 27, 2009: 256,178,274.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K Into Which Document Is Incorporated
None

SMURFIT-STONE CONTAINER CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2008

SMURFIT-STONE CONTAINER CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2008

FORWARD-LOOKING STATEMENTS

        Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those contained in such forward-looking statements. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Smurfit-Stone Container Corporation, its operations or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in Part I, Item 1A, "Risk Factors."

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

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, "we," "us," "our," "Company" and "Smurfit-Stone" refer to the business of Smurfit-Stone Container Corporation and its subsidiaries.

GENERAL

        Smurfit-Stone Container Corporation, incorporated in Delaware in 1989, is one of the industry's leading integrated manufacturers of paperboard and paper-based packaging in North America, including containerboard and corrugated containers, and is one of the world's largest paper recyclers. We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2008, our net sales were $7,042 million and our net loss attributable to common stockholders was $2,830 million.

        Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.

BANKRUPTCY PROCEEDINGS

Chapter 11 Bankruptcy Filings

        On January 26, 2009, we and our U.S. and Canadian subsidiaries filed a voluntary petition (the Chapter 11 Petition) for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court in Wilmington, Delaware (the U.S. Court). On the same day, our Canadian subsidiaries also filed to reorganize (the Canadian Petition) under the Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Canada (the Canadian Court). Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process.

        Effective as of the opening of business on February 4, 2009, our common stock and our 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock (Preferred Stock) were delisted from the NASDAQ Global Select Market and the trading of these securities was suspended. Our common stock and Preferred Stock are now quoted on the Pink Sheets Electronic Quotation Service (Pink Sheets) under the ticker symbols "SSCCQ.PK" and "SSCJP.PK" respectively.

        The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. As a result, the accompanying Consolidated Balance Sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.

        We and our U.S. and Canadian subsidiaries are currently operating as "debtors in possession" under the jurisdiction of the U.S. Court and Canadian Court (the Bankruptcy Courts) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA. In general, our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (DIP) Financing

        In connection with filing the Chapter 11 Petition and the Canadian Petition, on January 26, 2009, we and certain of our affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the DIP Credit Agreement). On January 27, 2009, the

Bankruptcy Courts granted interim approval of the DIP Credit Agreement. Based on such interim approval, on January 28, 2009, we entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Courts. Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009. Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

        The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by SSCE; a $35 million Canadian term loan for borrowings by Smurfit-Stone Container Canada Inc. (SSC Canada); a $250 million U.S. revolving loan for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan for borrowings by SSCE and/or SSC Canada.

        The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended through April 28, 2010 and subsequently through July 28, 2010, upon the satisfaction of certain conditions (including the payment of specified fees).

        For additional information on the DIP Credit Agreement, as amended, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity after Chapter 11 Bankruptcy Filings."

Reorganization Process

        The Bankruptcy Courts have approved payment of certain of our pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company's business. We have retained legal and financial professionals to advise us on the bankruptcy proceedings. From time to time, we may seek the U.S. Court's approval for the retention of additional professionals.

        Immediately after filing the Chapter 11 Petition and Canadian Petition, we began notifying all known current or potential creditors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code and the CCAA, our bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or our property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Courts lift the automatic stay.

        As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the Creditors' Committee). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to us. A monitor has been appointed by the Canadian Court with respect to proceedings before the Canadian Court.

        Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

        In order to successfully exit Chapter 11, we will need to propose and obtain confirmation by the Bankruptcy Courts of a plan of reorganization that satisfies the requirements of the Bankruptcy Code and the CCAA. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from bankruptcy.

        We have the exclusive right for 120 days after the filing of the Chapter 11 Petition and Canadian Petition to file a plan of reorganization. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in bankruptcy cases of this size and complexity. If our exclusivity period lapsed, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

        The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

        Under the priority scheme established by the Bankruptcy Code and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

        For periods subsequent to the Chapter 11 bankruptcy filings, we will apply the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in reorganization items on the consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts.

Going Concern Matters

        The consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, although our Chapter 11 bankruptcy filings raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on market conditions and our ability to improve profitability, obtain alternative financing to replace the DIP Credit Agreement and prepetition Credit Agreement and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

        In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align converting capacity to meet market demands and standardize manufacturing processes throughout all operations. These actions will result in the closure of additional converting facilities and further headcount reductions during 2009.

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

        The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills and 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million for the six months ended June 30, 2006. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations of the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

        We operate as one segment. For financial information for the last three fiscal years, including our net sales to external customers by country of origin and total long-lived assets by country, see the information set forth in Note 26 of the Notes to Consolidated Financial Statements.

PRODUCTS

        Our operations include 14 paper mills (12 located in the United States and two in Canada), 119 container plants (99 located in the United States, 15 in Canada, three in Mexico, one in China and one in Puerto Rico), 26 reclamation plants, one paper tube and core plant and one wood products plant located in the United States and one lamination plant located in Canada. In addition, we have equity ownership in two corrugated container plants in Asia (one in China and one in Thailand). Also, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. Our primary products include:

  •
  containerboard;

  •
  corrugated containers;

  •
  kraft paper;

  •
  market pulp; and

  •
  reclaimed and brokered fiber.

        We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books and furniture. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. We also provide custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. Our container plants serve local customers and large national accounts. Net sales of corrugated containers for 2008, 2007 and 2006 represented 63%, 60% and 64%, respectively, of the Company's total net sales.

        Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,716,000 tons of unbleached kraft linerboard, 743,000 tons of white top linerboard and 2,394,000 tons of medium in 2008. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. In 2008, our corrugated container plants consumed 4,691,000 tons of containerboard. Net sales of containerboard to third parties for 2008, 2007 and 2006 represented 20%, 21% and 19%, respectively, of the Company's total net sales.

        Our paper mills also produce market pulp, kraft paper, solid bleached liner (SBL) and other specialty products. We produce southern hardwood pulp, bleached southern softwood pulp and fluff pulp, which are sold to manufacturers of paper products, including specialty papers, as well as the printing and writing sectors. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags.

        Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 26 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and plastics for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Our waste reduction services extract additional recyclables from the waste stream by partnering with customers to reduce their waste expenses and increase efficiencies. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. In 2008, our paper mills consumed 2,653,000 tons of the fiber reclaimed and brokered by our reclamation operations, representing an integration level of approximately 41%.

        Production for our paper mills, sales volume for our corrugated container facilities and fiber reclaimed and brokered for the last three years were:

(In thousands of tons, except as noted)	2008	2007	2006
Mill Production
Containerboard	6,853	7,336	7,402
Solid bleached sulfate (SBS/SBL)	125	269	313
Kraft paper	145	177	199
Market pulp	470	574	564
Corrugated containers sold (in billion square feet)	71.5	74.8	80.0
Fiber reclaimed and brokered	6,462	6,842	6,614

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

        We serve a broad customer base. We serve thousands of accounts from our plants and sell packaging and other products directly to end users and converters, as well as through resellers. Our corrugated container sales organization is centralized with sales responsibilities for all converting plants. This allows us to better focus on revenue growth and assign the appropriate resources to the best opportunities. Marketing of containerboard and pulp to third parties is centralized in our board sales group. Total tons of containerboard and market pulp sold in 2008, 2007 and 2006 were 3,024,000; 3,381,000; and 3,093,000, respectively.

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

RESEARCH AND NEW PRODUCT DEVELOPMENT

        The majority of our research and development activities are performed at our facility located in Carol Stream, Illinois. We use advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. In 2008, 2007 and 2006, we spent approximately $3 million, $3 million and $4 million, respectively, on research and new product development activities.

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

EMPLOYEES

        We had approximately 21,300 employees at December 31, 2008, of which approximately 17,400 were employees of U.S. operations. Approximately 10,100 (58%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

  •
  Panama City, Florida—March 2008

  •
  Florence, South Carolina—August 2009

  •
  La Tuque, Quebec, Canada—August 2009

  •
  West Point, Virginia—September 2009

  •
  Hodge, Louisiana—June 2010

  •
  Jacksonville, Florida—June 2010

  •
  Missoula, Montana—May 2011

  •
  Hopewell, Virginia—July 2011

  •
  Fernandina Beach, Florida—June 2012

        Labor agreements covering approximately 400 employees at our Panama City, Florida paper mill expired in March 2008 and negotiations to reach new agreements have been unsuccessful. While we consider relations with these employees to be good and we do not expect a work stoppage to occur, the outcome of the negotiations regarding the expired labor agreements are not entirely within our control and, therefore, we can provide no assurance regarding the outcome or the timing of the negotiations or their effect on our results of operations.

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

        In 2004, the United States Environmental Protection Agency (EPA) promulgated a Maximum Achievable Control Technology (MACT) regulation to limit hazardous air pollutant emissions from certain industrial boilers (Boiler MACT). Several of our mills were required to install new pollution control equipment in order to meet the compliance deadline of September 13, 2007. The Boiler MACT rule was challenged by third parties in litigation, and the United States District Court of Appeals for the D.C. Circuit issued a decision vacating Boiler MACT and remanding the rule to the EPA. All projects required to bring us into compliance with the now vacated Boiler MACT requirements were completed. We spent approximately $78 million on Boiler MACT projects through 2007 and $2 million in 2008. It is presently unclear whether future rulemaking will require us to install additional pollution control equipment on industrial boilers at our facilities.

        Excluding the spending on Boiler MACT projects described above and other one-time compliance costs, for the past three years we have spent an average of approximately $6 million annually on capital expenditures for environmental purposes and anticipate additional capital expenditures related to environmental compliance in the future. Since our principal competitors are subject to comparable environmental standards, including Boiler MACT, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position or operating results. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results. See Part I, Item 3, "Legal Proceedings, Environmental Matters."

EXECUTIVE OFFICERS OF THE REGISTRANT

        Mathew Blanchard, born September 9, 1959, was appointed Senior Vice President and General Manager—Board Sales Division in March 2008, and prior to that had been Vice President and General Manager—Board Sales Division since July 2000.

        Ronald D. Hackney, born November 9, 1946, was appointed Senior Vice President—Human Resources on February 23, 2005, and prior to that had been Vice President—Human Resources since July 2003. He was Division Human Resource Manager for the Containerboard Mill and Forest Resources Division from April 1995 to July 2003.

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

        Mack C. Jackson, born May 18, 1955, was appointed Senior Vice President and General Manager—Containerboard Mill and Forest Resources Division on February 23, 2005, and prior to that had been Vice President and General Manager—Containerboard Mill and Forest Resources Division since January 2005. He was Vice President of Mill Operations from August 2002 to January 2005. Prior to that, he was General Manager of two of our containerboard mills since 1994.

        Paul K. Kaufmann, born May 11, 1954, was appointed Senior Vice President and Corporate Controller on February 23, 2005, and prior to that had been Vice President and Corporate Controller since November 1998.

        Steven J. Klinger, born March 5, 1959, was appointed President and Chief Operating Officer on May 11, 2006. He was appointed to the board of Smurfit-Stone Container Corporation on December 11, 2008 and is a director of Navistar International Corporation. Prior to joining Smurfit-Stone, Mr. Klinger was employed by Georgia Pacific Corporation for 23 years, most recently as Executive Vice President, Packaging from February 2003 to May 2006 and President, Packaging and Containerboard Sales/Logistics from August 2001 to January 2003.

        John L. Knudsen, born August 29, 1957, was appointed Senior Vice President of Corporate Strategy in November 2008. He had been Senior Vice President of Manufacturing for the Container

Division since October 2005. He was Vice President of Strategic Planning for the Container Division from April 2005 to October 2005. Prior to that, he was Vice President and Regional Manager for the Container Division from August 2000 to April 2005.

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

        Mark R. O'Bryan, born January 15, 1963, was appointed Senior Vice President–Strategic Initiatives and Chief Information Officer in April 2007. He had been Senior Vice President—Strategic Initiatives since July 2005 and prior to that had been Vice President—Operational Improvement for the Consumer Packaging Division from April 2004 to July 2005. He was Vice President—Procurement from October 1999 to April 2004.

        Michael R. Oswald, born October 29, 1956, was appointed Senior Vice President and General Manager of the Reclamation Division in August 2005. Prior to that, he was Vice President of Operations for the Reclamation Division from January 1997 to August 2005.

        Steven C. Strickland, born July 12, 1952, was appointed Senior Vice President of Container Operations in November 2008. He had been Senior Vice President of Sales for the Container Division since October 27, 2006. Prior to joining Smurfit-Stone, Mr. Strickland was employed by Unisource most recently as Senior Vice President of Packaging and Supply from September 2006 to October 2006, Senior Vice President of Packaging from March 2004 to August 2006, Senior Vice President of Operations—East from March 2003 to March 2004 and Vice President of National Sales from September 1999 to March 2003.

        On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court. On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court. On the day of the filing of the Chapter 11 Petition and the Canadian Petition, each of the executive officers listed above served as an executive officer of the Company.

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

ITEM 1A.    RISK FACTORS

        We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and results of operations. You should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely impact our business.

We filed for protection under Chapter 11 of the Bankruptcy Code and our Canadian subsidiaries filed to reorganize under the CCCA on January 26, 2009.

        Actions and decisions of our creditors and other third parties with interest in our bankruptcy proceedings may be inconsistent with our plans. During our bankruptcy proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our bankruptcy proceedings include the following:

  •
  Our ability to obtain court approval with respect to motions in the bankruptcy proceedings prosecuted from time to time;

  •
  Our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the bankruptcy proceedings;

  •
  Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

  •
  Our ability to maintain contracts that are critical to our operations;

  •
  Our ability to retain management and other key individuals;

  •
  There can be no assurance that the Creditors' Committee will support our positions on matters to be presented to the U.S. Court in the future or on any plan of reorganization, once proposed;

  •
  Disagreements between us and the Creditors' Committee could protract the Chapter 11 proceedings, negatively impact our ability to operate and delay our emergence from the Chapter 11 proceedings; and

  •
  Third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a competing plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our bankruptcy proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the bankruptcy proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

        Because of the risks and uncertainties associated with our bankruptcy proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As a result of the bankruptcy proceedings, our currently outstanding common stock could have no value and may be canceled under any plan of reorganization we might propose and, therefore, we believe that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

Our stock is no longer listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

        Effective February 4, 2009, the NASDAQ Global Select Market delisted our common stock from trading. Our stock is now traded over the counter and is quoted on the Pink Sheets. We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that the stock will continue being traded on the Pink Sheets. The trading of our common stock over the counter negatively impacts the trading price of our common stock. In addition, securities that trade on the Pink Sheets are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock rule." In connection with the delisting of our stock, there may also be other negative implications, including the potential loss of confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

Our liquidity position imposes significant risks to our operations.

        Because of the public disclosure of our liquidity issues, and despite the liquidity provided by our DIP Credit Agreement, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could become reluctant to enter into long-term agreements with us.

        The DIP Credit Agreement provides for an aggregate commitment of up to $750 million, which permits borrowings on a revolving basis. There can be no assurance that the amounts of cash from operations together with amounts available under our DIP Credit Agreement will be sufficient to fund operations. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on acceptable terms. Failure to secure any necessary additional financing would have a material adverse impact on our operations. For additional information on our liquidity, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Global economic conditions and credit tightening materially and adversely affect our business.

        Our business has been materially and adversely affected by changes in regional, national and global economic conditions. Such changes have included or may include reduced consumer spending, reduced availability of capital, inflation, deflation, adverse changes in interest rates, reduced energy availability and increased energy costs and government initiatives to manage economic conditions. Continuing instability in financial markets and the deterioration of other national and global economic conditions may have further materially adverse effects on our operations, financial results or liquidity, including the following:

  •
  the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers; or

  •
  one or more of the financial institutions that make available our DIP Credit Agreement may become unable to fulfill their funding obligations, which could materially and adversely affect our liquidity.

        Uncertainty about current economic conditions may cause consumers of our products to postpone or refrain from spending in response to tighter credit, negative financial news, declines in income or asset values, or other adverse economic events or conditions, which could materially reduce demand for our products and materially and adversely affect our financial condition and operating results. Further deterioration of economic conditions would likely exacerbate these adverse effects, result in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

The Company may be required to record impairment on its long-lived assets.

        If we are unable to generate sufficient cash flows from operations, we may be required to record impairment on tangible assets such as facilities and equipment, which would have a negative impact on our financial results.

We have a highly leveraged capital structure.

        Our high leverage could have significant consequences for us, including the following:

  •
  a substantial portion of our cash flow from operations may be needed to meet the payment of principal and interest on our indebtedness and other obligations and may not be available for our working capital, capital expenditures and other general corporate purposes; and

  •
  our level of debt makes us more vulnerable to economic downturns and reduces our operational and business flexibility in responding to changing business and economic conditions and opportunities.

        In addition, we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

The terms of our DIP Credit Agreement may severely limit our ability to plan for or respond to changes in our business.

        Our ability to incur additional debt is significantly limited or restricted under the DIP Credit Agreement. These restrictions limit our ability to:

  •
  incur liens or make negative pledges on our assets;

  •
  merge, consolidate or sell our assets;

  •
  issue additional debt;

  •
  pay dividends or repurchase or redeem capital stock;

  •
  make investments and acquisitions;

  •
  enter into certain transactions with stockholders and affiliates;

  •
  make capital expenditures;

  •
  materially change our business;

  •
  amend our debt and other material agreements; or

  •
  make investments in unrestricted subsidiaries.

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

Our industry is cyclical and highly competitive.

        Our operating results reflect the industry's general cyclical pattern. The majority of our products can be subject to extreme price competition. Some segments of our industry have production overcapacity, which may require us to take downtime periodically to reduce inventory levels during periods of weak demand. In addition, the industry is capital intensive, which leads to high fixed costs. These conditions have contributed to substantial price competition and volatility in the industry. Decreases in prices for our products, coupled with our highly leveraged financial position, may adversely impact our ability to respond to competition and to other market conditions or to otherwise take advantage of business opportunities.

        The paperboard and packaging products industries are highly competitive and are particularly sensitive to price fluctuations as well as other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Many of our competitors are less leveraged, have financial and other resources greater than ours and are more capable to withstand the adverse nature of the business cycle. In addition, our filing the Chapter 11 Petition and the Canadian Petition and the associated risks and uncertainties may be used by competitors in an attempt to divert our existing customers or may discourage future customers from purchasing our products under long-term arrangements. If our facilities are not as cost efficient as those of our competitors, we may need to temporarily or permanently close such facilities and suffer a consequent reduction in our revenues.

Our pension plans are underfunded and will require additional cash contributions.

        We have made substantial contributions to our pension plans in the past five years and may be required to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006. Future contributions to our pension and other postretirement plans will be dependent on future regulatory changes, future changes in discount rates, the earnings performance of our plan assets, which was negative by a substantial amount in 2008, and the impact of the bankruptcy filings. These contributions reduce the amount of cash available for us to repay indebtedness or make capital investments.

Price fluctuations in energy costs and raw materials could adversely affect our manufacturing costs.

        The cost of producing and transporting our products is highly sensitive to the price of energy. Energy prices, in particular oil and natural gas, have experienced significant volatility in recent years, with a corresponding effect on our production costs. Energy prices may continue to fluctuate and may rise to higher levels in future years. This could adversely affect our production costs and results of operations. To manage the volatility related to these risks, we had historically entered into various derivative contracts to hedge energy costs. On January 26, 2009, the Chapter 11 Petition and Canadian Petition effectively terminated all existing derivative instruments. As a result, fluctuating energy costs could reduce our operating profit.

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

        Our ability to meet our obligations and to comply with the financial covenants contained in our debt instruments will largely depend on our future performance. Our performance will be subject to financial, business and other factors affecting us. Many of these factors are beyond our control, such as:

  •
  actions of our creditors that may impact our ability to obtain Court approval of our plan of reorganization;

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

        If operating cash flows, net proceeds from borrowings, divestitures or other financing sources do not provide us with sufficient liquidity to meet our operating and debt service requirements and to emerge from bankruptcy with a sustainable reorganization plan, we will be required to pursue other alternatives to repay debt and improve liquidity. Such alternatives may include:

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

        Our assets and liabilities outside the United States are primarily located in Canada. Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our Canadian operations is the U.S. dollar. Our net income could be reduced to the extent we have un-hedged positions, our hedging procedures do not perform as planned or the Canadian dollar strengthens. Our financial performance is directly affected by exchange rates because:

  •
  certain of our products are manufactured in Canada, but sold in U.S. dollars; and

  •
  the monetary assets and liabilities of our Canadian operations are translated into U.S. dollars for financial reporting purposes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        The manufacturing facilities of our consolidated subsidiaries are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. During the last three years, we have invested significant capital in our operations to upgrade or replace corrugators and converting machines, while closing higher cost facilities. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Strategic Initiatives." Our manufacturing facilities as of December 31, 2008 are summarized below:

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Paper mills	12	12		9
Corrugated container plants	99	69	30	30
Wood products plant	1	1		1
Paper tube and core plant	1	1		1
Reclamation plants	26	15	11	14

Subtotal	139	98	41	36
Canada and Other North America
Paper mills	2	2		N/A
Corrugated container plants	19	15	4	N/A
Laminating plant	1	1		N/A

Subtotal	22	18	4
China
Corrugated container plants	1	1		N/A

Total	162	117	45	N/A

(a)
Reflects the number of states in which we have at least one manufacturing facility.

        Our paper mills represent approximately 69% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The approximate annual tons of productive capacity of our paper mills at December 31, 2008 were:

	Annual Capacity (in thousands)
	United States	Canada	Total
Containerboard	6,641	497	7,138
SBL		131	131
Kraft paper	119		119
Market pulp	292		292

Total	7,052	628	7,680

        Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources—Net Cash Provided By (Used For) Financing Activities."

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

        On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court. On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court. Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process. See Item 1. "Business—Bankruptcy Proceedings."

        We settled two putative class action cases filed in California state court on behalf of current and former hourly employees at our California corrugated container facilities. These cases alleged violations of the California on-duty meal break and rest period statutes. The court approved a settlement for a total of approximately $9 million for both cases on January 21, 2009. The cases were automatically stayed due to the filing of the Chapter 11 Petition on January 26, 2009. We had established reserves of $9 million during 2008 related to these matters.

        We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. All litigation that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provision of the bankruptcy laws. As a result, we believe that these matters will not have a material adverse effect on the results of our operations.

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

        We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as PRPs, are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. In estimating our reserves for environmental remediation and future costs, our estimated liability of $5 million reflects our expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. In addition to participating in the remediation of sites owned by third parties, we are conducting the investigation and/or remediation of certain of our owned properties.

        Based on current information, we believe the costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2008, we had approximately $18 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2008, and that the possibility is remote that we would incur any material liabilities for which we have not recorded adequate reserves.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        During the period covered by this report, our common stock traded on the NASDAQ under the symbol "SSCC." Effective February 4, 2009, the NASDAQ delisted our common stock as a result of our filing of the Chapter 11 Petition. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "SSCCQ.PK."

        At February 27, 2009, approximately 18,227 stockholders, including stockholders of record and employee participants in our voluntary savings plans, held our common stock. In addition, there were approximately 159 nominee shareholders on such date representing the beneficial owners of 252,396,690 shares of our common stock. The high and low sales prices of our common stock in 2008 and 2007 were:

	2008		2007
	High	Low	High	Low
First Quarter	$10.66	$7.49	$14.08	$9.85
Second Quarter	$7.91	$4.07	$13.54	$11.25
Third Quarter	$6.80	$3.89	$14.08	$8.85
Fourth Quarter	$4.19	$0.24	$13.56	$9.45

DIVIDENDS ON COMMON STOCK

        During the period covered by this report, we have not paid cash dividends on our common stock. Under the terms of the DIP Credit Agreement and applicable bankruptcy law, we may not pay dividends on our common stock while we are in bankruptcy.

STOCK PERFORMANCE GRAPH

        The information set forth under this caption shall not be deemed to be "filed" or incorporated by reference into any of our other filings with the SEC.

        The graph below compares the cumulative total stockholder return on an investment in the Common Stock, the S&P 500 Index, and an index of a peer group of paper companies (the Peer Group) for the five-year period ended December 31, 2008. The Peer Group is comprised of the following four medium- to large-sized companies whose primary business is the manufacture and sale of paper products and packaging: International Paper Company, Weyerhaeuser Company, Packaging Corporation of America and Temple-Inland Inc. In August 2008, International Paper acquired the containerboard, packaging and recycling business of Weyerhaeuser Company. The graph assumes the value of an investment in the Common Stock and each index was $100.00 at December 31, 2003 and that all dividends were reinvested.

INDEXED RETURNS

Company Name/Index	Base Period 12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Smurfit-Stone Container Corporation	100	100.59	76.31	56.87	56.87	1.37
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
Peer Group	100	104.32	99.55	106.14	111.63	45.45

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share and statistical data)

	2008(a)	2007	2006	2005	2004
Summary of Operations
Net sales(b)	$7,042	$7,420	$7,157	$6,812	$6,716
Operating income (loss)(c)(d)(e)	(2,764)	295	276	(253)	172
Loss from continuing operations	(2,818)	(103)	(70)	(381)	(109)
Discontinued operations, net of income tax provision			11	51	54
Net loss attributable to common stockholders	(2,830)	(115)	(71)	(342)	(66)
Basic and diluted earnings per share of common stock
Loss from continuing operations	(11.01)	(.45)	(.32)	(1.54)	(.47)
Discontinued operations			.04	.20	.21
Net loss attributable to common stockholders	(11.01)	(.45)	(.28)	(1.34)	(.26)
Weighted average basic and diluted shares outstanding	257	256	255	255	253

Other Financial Data
Net cash provided by operating activities	$198	$243	$265	$221	$273
Net cash provided by (used for) investing activities	(385)	68	706	(277)	(200)
Net cash provided by (used for) financing activities	306	(313)	(967)	55	(79)
Depreciation, depletion and amortization	357	360	377	408	416
Capital investments and acquisitions	394	384	274	285	232
Working capital, net(f)	(3,798)	13	(141)	(4)	148
Net property, plant, equipment and timberland	3,541	3,486	3,774	4,289	4,682
Total assets	4,594	7,387	7,777	9,114	9,583
Total debt(f)(g)	3,718	3,359	3,634	4,571	4,498
Redeemable preferred stock	101	97	93	89	85
Stockholders' equity (deficit)	(1,405)	1,855	1,779	1,854	2,234

Statistical Data (tons in thousands)
Containerboard production (tons)	6,853	7,336	7,402	7,215	7,438
Kraft paper production (tons)	145	177	199	204	259
Market pulp production (tons)	470	574	564	563	549
SBS/SBL production (tons)	125	269	313	283	276
Corrugated containers sold (billion square feet)	71.5	74.8	80.0	81.3	81.8
Fiber reclaimed and brokered (tons)	6,462	6,842	6,614	6,501	6,542
Number of employees(h)	21,300	22,700	25,200	33,500	35,300

Notes to Selected Financial Data

(a)
In 2008, we recorded goodwill and other intangible assets impairment charges of $2,757 million, net of an income tax benefit of $4 million. See Part II, Item 7, "Management' Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Other Intangible Assets Impairment Charges."

(b)
Effective April 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-13, "Accounting for Purchases and Sales of Inventory With the Same Counterparty" (EITF 04-13), which required us to prospectively report certain inventory buy/sell transactions of similar containerboard types in our Containerboard and Corrugated Containers segment on a net basis in our consolidated statements of operations, thereby reducing net sales and cost of goods sold by $194 million in 2006.

(c)
In 2004, operating income (loss) included an asset impairment charge of $73 million attributable to the write-down of non-core pulp mill fixed assets.

(d)
In 2008, 2007, 2006, 2005 and 2004, we recorded restructuring charges of $67 million, $16 million, $43 million, $321 million and $16 million, respectively.

(e)
In 2007, we recorded a loss of $65 million (after-tax loss of approximately $97 million) related to the sale of our Brewton, Alabama mill.

(f)
The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable. As a result, the accompanying Consolidated Balance Sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.

(g)
In 2008, 2007, 2006, 2005 and 2004, long-term debt includes obligations under capital leases of $5 million, $7 million, $7 million, $12 million and $13 million, respectively.

(h)
Number of employees for 2006 excludes approximately 6,600 employees of our former Consumer Packaging division, which was sold on June 30, 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

        In the accompanying analysis of financial information, we use the financial measures "adjusted net income (loss) attributable to common stockholders" and "adjusted net income (loss) per diluted share attributable to common stockholders," which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These measures are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission (SEC) rules. Adjusted net income (loss) attributable to common stockholders and adjusted net income (loss) per diluted share attributable to common stockholders are non-GAAP financial measures that exclude from net income (loss) attributable to common stockholders the effects of goodwill and other intangible assets impairment charges, losses on early extinguishment of debt, non-cash foreign currency exchange gains or losses, gains or losses on sale of assets, restructuring charges, litigation charges, losses on ineffective interest rate swaps marked to market, and the resolution of certain tax matters. We believe these non-GAAP financial measures provide investors, potential investors, security analysts and others with useful information to evaluate the performance of our business because they exclude gains and losses and charges that management believes are not indicative of the ongoing operating results of the business. In addition, these measures may differ from the adjusted net income (loss) calculations of other companies in our industry, limiting their usefulness as a comparative measure. For such measures, we have provided the following reconciliations to the most directly comparable GAAP financial measure.

Reconciliation to GAAP Financial Measures
(In millions, except per share data)

	2008	2007	2006
Net income (loss) attributable to common stockholders (GAAP)	$(2,830)	$(115)	$(71)
Goodwill and other intangible assets impairment charges, net of income taxes	2,757
Loss on early extinguishment of debt, net of income taxes		17	17
Non-cash foreign currency exchange (gains) losses	(36)	52	(1)
(Gain) loss on disposal of assets, net of income taxes	(1)	97	(10)
Restructuring charges, net of income taxes	45	4	26
Litigation charges, net of income taxes	5
Loss on ineffective interest rate swaps marked-to-market, net of income taxes	7
Pension curtailment, net of income taxes		(2)
Resolution of prior years' income tax matters	(84)	(4)
Reduction in Canadian statutory income tax rates		(5)

Adjusted net income (loss) attributable to common stockholders	$(137)	$44	$(39)

Net income (loss) per diluted share attributable to common stockholders (GAAP)	$(11.01)	$(0.45)	$(0.28)
Goodwill and other intangible assets impairment charges, net of income taxes	10.73
Loss on early extinguishment of debt, net of income taxes		0.07	0.07
Non-cash foreign currency exchange (gains) losses	(0.14)	0.20
Loss on disposal of assets, net of income taxes		0.38	(0.04)
Restructuring charges, net of income taxes	0.17	0.02	0.10
Litigation charges, net of income taxes	0.02
Loss on ineffective interest rate swaps marked-to-market, net of income taxes	0.03
Pension curtailment, net of income taxes		(0.01)
Resolution of income tax matters	(0.33)	(0.02)
Reduction in Canadian statutory income tax rates		(0.02)

Adjusted net income (loss) per diluted share attributable to common stockholders	$(0.53)	$0.17	$(0.15)

OVERVIEW

        On January 26, 2009, Smurfit-Stone and its U.S. and Canadian subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. On the same day, our Canadian subsidiaries also filed to reorganize under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Canada. Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process. See Part I, Item 1, "Business, Bankruptcy Proceedings."

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

        Market conditions and demand for our products are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability. In recent years, the continued loss of domestic manufacturing to offshore competition and the changing retail environment in the U.S. have played a key role in reducing growth in domestic packaging demand. The influence of superstores and discount retailing giants, as well as the impacts from online shopping, has resulted in a shifting of demand to packaging which is more condensed, lighter weight and less expensive. These factors have greatly influenced the corrugated industry.

        In 2008, our operations were significantly impacted by higher key input costs and lower sales volume. While we were able to implement a price increase for containerboard and corrugated containers in the second half of the year, we were unable to offset the impact of our higher costs and lower volumes and our profitability declined in 2008 as a result.

        Throughout most of 2008, we experienced higher costs for energy, freight, fiber and chemicals due to rising prices for those items. Due to the weakening U.S. economy and global recession, sales volumes for domestic and export containerboard declined significantly in the fourth quarter of 2008 compared to the prior year and prior quarters. Sales volumes for corrugated containers also declined. In response to the weakening market conditions in the fourth quarter of 2008, we took approximately 245,000 tons of containerboard market related downtime. In October of 2008, we permanently ceased operations of our containerboard machine at the Snowflake, Arizona mill. In addition, as a result of weakening market conditions, we permanently closed our Pontiac pulp mill. In 2008, U.S. industry per day shipments of corrugated containers decreased 4.2%. Our North American per day shipments of corrugated containers decreased 4.7% compared to 2007 due primarily to container plant closures, weaker market conditions and continued efforts to improve margins by exiting unprofitable business.

        For 2008, we had a net loss attributable to common stockholders of $2,830 million, or $11.01 per share, compared to a net loss of $115 million, or $0.45 per share, for 2007. The higher loss in 2008 compared to 2007 was due primarily to goodwill and other intangible assets impairment charges of $2,761 million, or $10.74 per share, lower segment operating profits, and higher restructuring charges. The 2008 results benefited $84 million, or $0.33 per share, from the resolution of Canadian income tax examination matters and from $36 million of foreign currency exchange gains. The 2007 results were negatively impacted by an after-tax loss on the sale of our Brewton, Alabama mill of $97 million, or $0.38 per share, and from $52 million of foreign currency exchange losses.

        For 2008, we had adjusted net loss attributable to common stockholders of $137 million, or $0.53 per diluted share, compared to adjusted net income attributable to common stockholders of $44 million, or $0.17 per diluted share, for 2007. The results for 2008 were negatively impacted by lower sales volume for containerboard and corrugated containers and higher costs for energy, fiber, freight and chemicals. These items were partially offset by higher average selling prices for containerboard and corrugated containers and lower interest expense compared to last year.

        In 2009, we anticipate our financial performance will be negatively impacted by weak economic conditions and a stronger U.S. dollar, which could adversely impact our containerboard export sales. We expect our sales volume to decline compared to 2008 as a reduction in demand for our products experienced in the fourth quarter of 2008 continues into 2009. As a result of lower demand, we expect continued pressure on our sales prices. We have incurred and will continue to incur significant costs associated with our bankruptcy proceedings, which could adversely affect our results of operations.

Going Concern Matters

        The consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, although our Chapter 11 bankruptcy filings raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on market conditions and our ability to improve profitability, obtain alternative financing to replace the DIP Credit Agreement and prepetition Credit Agreement and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

        In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align converting capacity to meet market demands and standardize manufacturing processes throughout all operations. These actions will result in the closure of additional converting facilities and further headcount reductions during 2009.

GOODWILL AND OTHER INTANGIBLE ASSETS IMPAIRMENT CHARGES

        As the result of the significant decline in value of our equity securities and our debt instruments and downward pressure placed on earnings by the weakening U.S. economy, we evaluated the carrying amount of our goodwill and other intangible assets for potential impairment in the fourth quarter of 2008. We obtained third-party valuation reports as of December 31, 2008 that indicated the carrying amounts of our goodwill and other intangible assets were fully impaired based on declines in current and projected operating results and cash flows due to the current economic conditions. As a result, we recognized pretax impairment charges on goodwill and other intangible assets of $2,727 million and $34 million, respectively, in the fourth quarter of 2008. The goodwill consisted primarily of amounts recorded in connection with our merger with Stone Container Corporation in November of 1998. See Critical Accounting Policies and Use of Estimates, "Goodwill and Other Intangible Assets."

STRATEGIC INITIATIVES

        During 2005, we announced a three year strategic initiative plan to improve performance and better position us for long-term growth. The plan focused on cost reduction and productivity initiatives, including reinvestment in our operations. Through December 31, 2008, we closed three medium mills, one linerboard mill, one pulp mill and permanently ceased operations of two of our containerboard machines. In addition, we have closed 36 converting facilities and have announced the closure of two additional converting facilities. The majority of the net sales related to these closures were transferred to other operating facilities. Through December 31, 2008, as a result of plant closures and other initiatives, we reduced our headcount by approximately 6,580 employees.

        We expected to achieve $525 million in savings and productivity improvements, net of transition costs, from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation. Through the third quarter of 2008, we were on target to achieve the $525 million in savings and productivity improvements. However, due to the weakening of the U.S. economy, we took market related downtime of 245,000 tons of containerboard in the fourth quarter of 2008 in order to balance supply with available demand. This unplanned market related downtime negatively impacted our earnings and, as a result, we did not fully achieve the $525 million target.

        During 2006, we closed 14 converting facilities and permanently shutdown four corrugators, resulting in the termination of approximately 1,400 employees. In addition, another 700 employees were terminated as part of the strategic initiative plan. We recorded restructuring charges of $43 million, net of gains of $18 million from the sale of three shutdown facilities and the No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. Restructuring charges include non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $38 million were primarily for severance and benefits, including pension settlement costs of $6 million. The net sales of these facilities in 2006 prior to closure were $169 million.

        In 2007, we closed 12 converting facilities and the Carthage, Indiana and Los Angeles, California medium mills and reduced our headcount by approximately 1,750 employees. We recorded restructuring charges of $16 million, net of gains of $69 million from the sale of properties related to previously closed facilities. Restructuring charges include non-cash charges of $48 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $37 million were primarily for severance and benefits. The net sales of the closed converting facilities in 2007 prior to closure and for the year ended December 31, 2006 were $65 million and $192 million, respectively. The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

        In 2008, we closed eight converting facilities, announced the closure of two additional converting facilities and permanently ceased operations of our containerboard machine at the Snowflake, Arizona mill and production at the Pontiac pulp mill located in Portage-du-Fort, Quebec. As a result of these closures and other ongoing strategic initiatives, the Company reduced its headcount by approximately 1,230 employees. We recorded restructuring charges of $67 million, net of a gain of $2 million from the sale of a previously closed facility. Restructuring charges included non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service. The remaining charges of $46 million were primarily for severance and benefits. The net sales of the announced and closed converting facilities in 2008 prior to closure and for the years ended December 31, 2007 and 2006 were $264 million, $393 million and $397 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually. The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to our primary business. Additional charges of up to $8 million are expected to be recorded in future periods for severance and benefits related to the closure of these facilities.

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

RESULTS OF OPERATIONS

Discontinued Operations

        Our Consumer Packaging segment, which was sold on June 30, 2006, has been classified as discontinued operations and is excluded from the segment results for all periods presented. See Part I, Item 1, "Business, Discontinued Operations."

Recently Adopted Accounting Standards

        Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements (See Note 23 of the Notes to the Consolidated Financial Statements). SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements.

Financial Data

	2008		2007		2006
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard, corrugated containers and reclamation operations	$7,042	$317	$7,420	$604	$7,157	$522
Goodwill and other intangible assets impairment charges		(2,761)
Restructuring charges		(67)		(16)		(43)
Gain (loss) on sale of assets		5		(62)		24
Interest expense, net		(262)		(285)		(341)
Loss on early extinguishment of debt				(29)		(28)
Foreign currency exchange gains (losses)		36		(52)		1
Litigation charges and settlements, net		(8)
Corporate expenses and other (Note 1)		(255)		(236)		(245)

Loss from continuing operations before income taxes		$(2,995)		$(76)		$(110)

Note 1:    Corporate expenses and other include corporate expenses and other expenses not allocated to operations.

2008 COMPARED TO 2007

        We had a net loss attributable to common stockholders of $2,830 million, or $11.01 per diluted share, for 2008 compared to a net loss of $115 million, or $0.45 per diluted share, for 2007. The higher loss in 2008 compared to 2007 was due primarily to the goodwill and other intangible assets impairment charges of $2,761 million, lower segment operating profits of $287 million and higher restructuring charges of $51 million. The 2008 results benefited $84 million from the resolution of certain Canadian income tax examination matters and from $36 million of foreign currency exchange gains. The 2007 results were negatively impacted by an after-tax loss on the sale of our Brewton, Alabama mill of $97 million and from $52 million of foreign currency exchange losses.

        Net sales decreased 5.1% in 2008 compared to last year. Net sales were negatively impacted by $623 million in 2008 as a result of the sale of the Brewton, Alabama mill in September of 2007, lower corrugated container sales volume and lower third-party sales of containerboard. Net sales were favorably impacted by higher average selling prices ($245 million) for corrugated containers and containerboard. Average domestic linerboard prices for 2008 were 7.1% higher compared to 2007. Our average North American selling price for corrugated containers increased by 3.6% compared to 2007. Our average sales prices for market pulp, SBS/SBL and kraft paper increased 2.4%, 1.8% and 6.2%, respectively, compared to last year. The average price for old corrugated containers (OCC) decreased approximately $10 per ton compared to last year. Third party shipments of containerboard decreased 8.8% compared to last year. North American shipments of corrugated containers on a total and a per day basis were 4.3% and 4.7% lower, respectively, compared to last year due primarily to container plant closures, actions to improve margins by exiting unprofitable accounts and weaker market conditions.

        Our containerboard mills operated at 95.5% of capacity in 2008, while containerboard production was 6.6% lower compared to last year due primarily to the sale of the Brewton, Alabama mill, other mill closures and the market related downtime taken by our mills in the fourth quarter of 2008. In the fourth quarter of 2008, our containerboard mill operating rate declined to 83.6% due to lower demand. Production of market pulp decreased by 18.1% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008 and market related downtime taken in the fourth quarter of 2008. Production of kraft paper decreased 18.1% compared to last year. Production of SBS/SBL decreased by 53.5% compared to last year due primarily to the sale of the Brewton, Alabama mill. Total tons of fiber reclaimed and brokered decreased 5.6% compared to last year due to weakening export market conditions.

        Cost of goods sold as a percent of net sales in 2008 was 90.0%, compared to 86.3% last year. The increase was due primarily to higher costs for our major inputs and the negative impact of lower sales volume and market related downtime. Cost of goods sold decreased from $6,404 million in 2007 to $6,338 million in 2008 due primarily to cost reductions resulting from the sale of the Brewton, Alabama mill and the market related downtime taken at our mills in the fourth quarter of 2008, and lower costs of reclaimed material ($26 million), which was offset by higher costs of energy ($142 million), freight ($63 million), wood fiber ($77 million), and chemicals ($41 million).

        Selling and administrative expense increased $2 million in 2008 compared to 2007. Selling and administrative expense as a percent of net sales increased from 8.7% in 2007 to 9.2% in 2008 due primarily to the lower sales volume.

        Interest expense, net was $262 million in 2008. The $23 million decrease compared to 2007 was positively impacted by lower average borrowings ($7 million) and lower average interest rates ($28 million). The lower average borrowings were primarily due to debt reduction from the sale of the Brewton, Alabama mill. Our overall average effective interest rate in 2008 was lower than 2007 by 0.85%. Our Tranche B and Tranche C term loans are expected to be refinanced prior to their current maturity. As a result, a portion of our interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense for the year ended December 31, 2008.

        In 2007, we recorded a loss on early extinguishment of debt of $29 million including $23 million for tender premiums and $6 million for the non-cash write-off of deferred debt issuance cost.

        In 2008, we recorded non-cash foreign currency exchange gains of $36 million compared to losses of $52 million for the same period in 2007.

        The benefit from income taxes for the year ended December 31, 2008 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to the non-deductibility of goodwill and other intangible assets impairment charges, the $84 million benefit related to the favorable resolution of the Canadian income tax examination matters, non-cash foreign currency exchange gains, state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences.

2007 COMPARED TO 2006

        We had a net loss attributable to common stockholders of $115 million, or $0.45 per diluted share, for 2007 compared to a net loss of $71 million, or $0.28 per diluted share, for 2006. The higher loss in 2007 compared to 2006 was due primarily to the after-tax loss on the sale of the Brewton, Alabama mill and higher non-cash foreign currency exchange losses. In 2007, the containerboard, corrugated containers and reclamation operating profit of $604 million was $82 million higher compared to 2006 due primarily to higher average selling prices for our products and benefits from our strategic initiatives. Operating profits in 2007 were negatively impacted by higher costs for fiber and freight compared to 2006.

        Net sales increased 3.7% in 2007 compared to 2006 due primarily to higher average selling prices ($476 million) for containerboard, corrugated containers, market pulp and reclaimed fiber. Net sales were negatively impacted by $161 million in 2007 as a result of the sale of the Brewton, Alabama mill on September 28, 2007 and a change in the mix of our sales. As a result of lower corrugated container sales volume, more of our containerboard tons were sold directly to third parties. In addition, net sales were reduced as a result of the adoption of EITF No. 04-13 ($52 million). Average domestic linerboard prices for 2007 were 4.9% higher compared to 2006. Our average North American selling price for corrugated containers increased 3.5% compared to 2006. Third party shipments of containerboard increased 11.9% compared to the same period in 2006. Shipments of corrugated containers on a total and per day basis were lower 6.5% and 7.2%, respectively, compared to 2006 due primarily to container plant closure efforts, actions to improve the profitability of marginal accounts and market conditions. Our average sales prices for market pulp, SBS/SBL and kraft paper increased 13.8%, 2.4% and 5.5%, respectively, compared to 2006. The average price for old corrugated containers (OCC) increased approximately $45 per ton compared to 2006.

        Our containerboard mills operated at 99.2% of capacity in 2007, while containerboard production was 0.9% lower compared to 2006. The lower containerboard production was primarily due to the impact of the mill closures and the sale of the Brewton, Alabama mill, which were partially offset by the restarting of the previously idled machine at the Jacksonville, Florida mill. Production of SBS decreased by 14.1% compared to 2006 due to the sale of the Brewton, Alabama mill. Production of market pulp increased 1.8%, while kraft paper decreased 11.1%. Total tons of fiber reclaimed and brokered increased 3.4%.

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

        Selling and administrative expense decreased $34 million in 2007 compared to 2006 due primarily to lower employee benefits cost and savings achieved from our strategic initiatives plan. Selling and administrative expense as a percent of net sales decreased from 9.5% in 2006 to 8.7% in 2007 due primarily to the lower employee benefits costs and the higher average sales prices.

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

LIQUIDITY AND CAPITAL RESOURCES

        The following table presents a summary of our cash flows for the years ended December 31:

(In millions)	2008	2007	2006
Net cash provided by (used for):
Operating activities	$198	$243	$265
Investing activities	(385)	68	706
Financing activities	306	(313)	(967)

Net increase (decrease) in cash	$119	$(2)	$4

Net Cash Provided By (Used For) Operating Activities

        The net cash provided by operating activities for the year ended December 31, 2008 was lower then 2007 due primarily to lower segment profits. The impact of the lower segment profits was partially offset by lower working capital requirements.

Net Cash Provided By (Used For) Investing Activities

        Net cash used for investing activities was $385 million for the year ended December 31, 2008. Expenditures for property, plant and equipment were $394 million for 2008, compared to $384 million for 2007. The amount expended for property, plant and equipment in 2008 included $386 million for projects related to upgrades, cost reductions and strategic initiatives and $8 million for environmental projects. For 2008, we received proceeds of $9 million from the sale of properties primarily related to previously closed facilities. For 2007, we received proceeds of $452 million from property disposals and sale of businesses including $338 million from the sale of the Brewton, Alabama mill and $114 million from properties at previously closed facilities.

Net Cash Provided By (Used For) Financing Activities

        Net cash provided by financing activities for 2008 of $306 million included a net increase of debt of $314 million. The net increase in debt primarily funded our capital investments. In December 2008, we drew down substantially all the remaining availability on our revolving credit facility and invested the proceeds in commercial paper with a daily maturity and a variable interest rate. As of December 31, 2008, the remaining balance invested in commercial paper, which is included in cash and cash equivalents, was $101 million at a variable interest rate of 0.1%. Preferred dividends paid were $8 million for 2008. We are prohibited from paying future dividends under the DIP Credit Agreement.

        We as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (SSC Canada), as borrowers, entered into a credit agreement, as amended (the Credit Agreement) on November 1, 2004. The Credit Agreement provides for (i) a revolving credit facility of $600 million to SSCE, of which $461 million was borrowed as of December 31, 2008 and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, of which $172 million was borrowed as of December 31, 2008. The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans. Each of these revolving credit facilities matures on November 1, 2009. As of December 31, 2008, subject to the above limitations, we have unused borrowing capacity under SSCE's revolving credit facilities of $1 million, after giving consideration to outstanding letters of credit. The Credit Agreement provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million, with an outstanding balance of $137 million at December 31, 2008. The Credit Agreement also provided to SSC Canada a Tranche C term loan in the aggregate principal amount of $300 million and a Trance C-1 term loan in the aggregate principal amount of $90 million, with outstanding balances of $258 million and $78 million, respectively, at December 31, 2008. The term loans are payable in quarterly installments ending on November 1, 2011. In addition, the Credit Agreement provides for a deposit funded letter of credit facility to us, related to our variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010. See "Future Cash Flows—Contingent Obligations."

        We have the option to borrow at a rate equal to LIBOR plus 2.00% or alternate base rate (ABR) plus 1.00% for the term loan facilities and LIBOR plus 2.25% or ABR plus 1.25% for the revolving credit facilities (the Applicable Rate). The Applicable Rate will increase by 0.25% if at any time the Company's senior secured indebtedness is rated lower than BB- by Standard & Poor's and Ba3 by Moody's Investors Service. On January 15, 2009 our credit ratings were lowered, increasing the Applicable Rate by 0.25%.

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

        The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by us and the material U.S. subsidiaries of SSCE. The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada. The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of our assets and properties, and those of SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE. The security interests securing SSCE's obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE's obligations under the Credit Agreement. The security interests securing SSC Canada's obligation under the Credit Agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

        The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments if we have excess cash flows, as defined therein, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness. The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our Credit Agreement, and the debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. See "Liquidity after Chapter 11 Bankruptcy Filings" for a discussion of the impact of the Chapter 11 Petition and the Canadian Petition filings on the Credit Agreement.

Calpine Corrugated Transaction

        In July 2008, we acquired a 90 percent ownership interest in Calpine Corrugated. In conjunction with the acquisition, we guaranteed approximately $45 million of Calpine Corrugated's third party outstanding debt. There was no cash consideration paid. The transaction was accounted for as a purchase business combination and results of operations of Calpine Corrugated are included in the consolidated statements of operations beginning July 29, 2008. The purchase price allocation completed in the fourth quarter of 2008 resulted in assets and liabilities of approximately $50 million, including approximately $45 million of debt. No goodwill was recorded for the transaction. The acquisition of Calpine Corrugated's operations enabled us to accelerate the optimization of our Northern California business unit and improve its position in the agricultural market segment.

Liquidity after Chapter 11 Bankruptcy Filings

        The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. As a result, the accompanying Consolidated Balance Sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.

        In connection with filing the Chapter 11 Petition and the Canadian Petition, on January 26, 2009 we and certain of our affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a DIP Credit Agreement. On January 27, 2009, the Bankruptcy Courts granted interim approval of the DIP Credit Agreement. Based on such interim approval, on January 28, 2009 we entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Courts. Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009. Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

        The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by SSCE; a $35 million Canadian term loan for borrowings by SSC Canada; a $250 million U.S. revolving loan for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan for borrowings by SSCE and/or SSC Canada.

        The use of proceeds under the DIP Credit Agreement is limited to (i) working capital, letters of credit and capital expenditures; (ii) other general corporate purposes of ours and certain of our subsidiaries (including certain intercompany loans); (iii) the refinancing in full of indebtedness outstanding under our receivables securitization programs; (iv) payment of any related transaction costs, fees and expenses; and (v) the costs of administration of the cases arising out of the Chapter 11 Petition and the Canadian Petition.

        In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, we used U.S. term loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian term loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million. The remaining proceeds of $4 million were deposited into our primary cash operating account.

        We have the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate (ABR) Loans bear interest at a rate per annum equal to the applicable margin (Applicable Margin) plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate. The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date. As of February 28, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

        Under the DIP Credit Agreement, interest and fees are payable in arrears on each interest payment date as defined in the DIP Credit Agreement. If we default on our obligations under the DIP Credit Agreement, the default rate of interest in most cases will be the rate otherwise in effect plus 2.0% per annum. In addition to interest, a commitment fee of 1.0% per annum is required in respect of the unutilized commitments under the DIP Credit Agreement. The DIP Credit Agreement also imposes letter of credit fees.

        The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended through April 28, 2010 and subsequently through July 28, 2010, upon the satisfaction of certain conditions precedent (including the payment of specified fees).

        U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves. As of February 28, 2009, the applicable borrowing base was $729 million and the amount available for borrowings under the DIP Credit Agreement was $289 million. In addition, as of February 28, 2009, we had cash and cash equivalents of $210 million.

        Borrowings under the DIP Credit Agreement are guaranteed by us and certain of our affiliates, and are secured by first priority liens in the collateral accounts and all presently owned and hereafter acquired assets of ours and each of our subsidiaries party to the DIP Credit Agreement, subject to certain permitted prior liens. Subject to certain exceptions, the DIP Credit Agreement requires certain mandatory prepayments of borrowings from the net proceeds of certain asset dispositions, and casualty or condemnation payments. The only Canadian entity that guarantees U.S. obligations is SSC Canada.

        The DIP Credit Agreement includes affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations and those of certain of our subsidiaries, including their ability to incur or secure debt, make investments, sell assets, pay dividends or make acquisitions. The DIP Credit Agreement contains events of default customary for debtor-in-possession financings of this type.

FUTURE CASH FLOWS

Contractual Obligations and Commitments

        In addition to our debt commitments at December 31, 2008, we had other commitments and contractual obligations that require us to make specified payments in the future. The filing of the Chapter 11 Petition and Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us and the application of applicable bankruptcy law. The following table summarizes the total amounts due as of December 31, 2008 under all debt agreements, commitments and other contractual obligations. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our bankruptcy proceedings. Therefore, obligations as currently quantified in the table below and in the footnotes to the table are expected to change. The table indicates the years in which payments are due under the contractual obligations.

		Amounts Payable During
(In millions)	Total	2009	2010-11		2012-13		2014 & Beyond
Long-term debt, including capital leases(1)	$3,718	$3,718	$		$		$
Operating leases	385	75		95		59		156
Purchase obligations(2)	874	287		381		111		95
Commitments for capital expenditures(3)	176	129		47
Net unrecognized tax benefits(4)
Other long-term liabilities(5)	57	24		13		4		16

Total contractual obligations	$5,210	$4,233		$536		$174		$267

(1)
Projected contractual interest payments are excluded. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2008, hypothetical projected contractual interest payments would be approximately $256 million in 2009 and for each future year. However, due to the bankruptcy proceedings, we do not expect to pay interest beginning after January 26, 2009, the date of the bankruptcy filings, on our unsecured senior notes ($170 million) and certain other unsecured debt ($10 million). For the purpose of this disclosure, our variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt. This disclosure does not attempt to predict future cash flows or changes in interest rates. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Risk."

(2)
Amounts shown consist primarily of national supply contracts to purchase containerboard, wood, reclaimed fiber, natural gas and other energy resources for which value is received. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(3)
Amounts shown are estimates of future spending on capital projects which were committed to prior to December 31, 2008, but were not completed by December 31, 2008. Under the DIP Credit Agreement, capital expenditures for the 11 month period ended December 31, 2009 can not exceed $205 million.

(4)
As of December 31, 2008, our FIN No. 48 net unrecognized tax benefits totaled $38 million, which are excluded from the table since we cannot make a reasonably reliable estimate of the timing of future payments.

(5)
Amounts shown consist primarily of severance costs and other rationalization expenditures and environmental liabilities which have been recorded in our December 31, 2008 consolidated balance sheet. Future minimum pension contributions after 2009 are excluded from the table due to the uncertainty of the timing of such contributions as a result of the status of our plans and the uncertainty created by the bankruptcy filings. The table does not include our deferred income tax liability and accruals for self-insured losses because it is not certain when these liabilities will become due. We contributed $69 million to our pension plans and $15 million to other postretirement plans in 2008. Future contributions to our pension and other postretirement plans will be dependent on future regulatory changes, future changes in discount rates, the earnings performance of our plan assets and the impact of the bankruptcy filings. We expect to contribute approximately $15 million and $15 million, respectively, to such plans in 2009.

Contingent Obligations

        We issue standby letters of credit primarily for performance bonds and for self-insurance. Letters of credit are issued under SSCE's revolving credit facilities, generally have a one-year maturity and are renewed annually. As of December 31, 2008, SSCE had $166 million of letters of credit outstanding. As of the date of this filing, we had $68 million, inclusive of $18 million below, drawn on these outstanding letters of credit, which increased borrowings under our Credit Agreement by $68 million. In addition, we had a deposit funded letter of credit facility, related to our variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010. In February 2009, due to an event of default under the bond indentures, this credit facility was drawn on to fully repay the industrial revenue bonds in the principal amount of $120 million.

        We have certain woodchip processing contracts, which provide for guarantees of third party contractors' debt outstanding, with a security interest in the chipping equipment. Guarantee payments would be triggered in the event of a loan default by any of the contractors. The maximum potential amount of future payments related to all of such arrangements as of December 31, 2008 was $28 million. Cash proceeds received from liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

        At December 31, 2008, we were contingently liable for $18 million under a one year letter of credit which expires in April 2009 to support borrowings of one of our non-consolidated affiliates. On March 4, 2009, this letter of credit was drawn on, which increased borrowings under our Credit Agreement by $18 million.

Pension Obligations

        As of December 31, 2008, our pension benefit obligations exceeded the fair value of pension plan assets by $1,006 million, up from $407 million at the end of 2007. The majority of the increase was due to losses of $625 million on plan assets during 2008.

        In August 2007, we announced the freeze of our defined benefit pension plans for salaried employees. As a result, effective January 1, 2009, U.S. and Canadian salaried employees no longer accrue additional years of service and U.S. salaried employees no longer recognize future increases in compensation under the existing defined benefit pension plans for benefit purposes. In accordance with SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we accounted for this freeze as a plan curtailment, remeasured our assets and obligation as of August 31, 2007 and recognized a curtailment gain of approximately $3 million during the third quarter of 2007. See the information set forth in Note 15 of the Notes to Consolidated Financial Statements.

Exit Liabilities

        We recorded restructuring charges of $67 million in 2008, net of gains of $2 million from sale of properties related to previously closed facilities. Restructuring charges include $46 million for exit liabilities, which were principally for severance and benefits. In 2008, we incurred cash expenditures of $29 million for these exit liabilities.

        We had $29 million of exit liabilities as of December 31, 2007, related to the restructuring of our operations. During 2008, we incurred cash expenditures of $12 million for these exit liabilities. The exit liabilities remaining as of December 31, 2008, including the 2008 restructuring activities, totaled $33 million. In addition, we have a remaining exit liability of $1 million related to mergers and acquisitions. Future cash outlays, principally for severance and benefits cost and long-term lease commitments and facility closure cost, are expected to be $24 million in 2009, $6 million in 2010 and $4 million thereafter. We intend to continue funding exit liabilities through operations as originally planned.

Environmental Matters

        As discussed in Part I, Item 1, "Business, Environmental Compliance," we completed all projects required to bring us into compliance with the now vacated Boiler MACT. However, we could incur significant expenditures due to changes in law or discovery of new information. Excluding the spending on the Boiler MACT projects and other one-time compliance costs, we have spent an average of approximately $6 million in each of the last three years on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures will be approximately $6 million in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

        At December 31, 2008, we had three off-balance sheet financing arrangements.

        SSCE had a $475 million accounts receivable securitization program whereby it sold, without recourse, on an ongoing basis, certain of its accounts receivable to SRC. SRC is a wholly-owned non-consolidated subsidiary of SSCE and a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC for which we do not retain an interest are not included in our consolidated balance sheets. SRC transfers the receivables to a non-consolidated subsidiary, a limited liability company, which has issued notes to third-party investors. At December 31, 2008, $465 million of accounts receivable had been sold under the program, of which $97 million was retained by SSCE as a subordinated interest and recorded in retained interest in receivables sold in the accompanying consolidated balance sheet. We recognized a loss on sales of receivables to SRC of $14 million and $25 million in 2008 and 2007, respectively, which is included in other, net in the consolidated statements of operations. The off-balance sheet SRC debt at December 31, 2008 and 2007 was $365 million and $379 million, respectively. The investors and the limited liability company have no recourse to SSCE for failure of debtors to pay when due.

        On January 28, 2009, the accounts receivable securitization program was terminated and all accounts receivable in the program were repurchased with proceeds of $353 million from borrowings under the DIP Credit Agreement.

        SSCE, through Smurfit-MBI, had a $70 million Canadian (approximately $57 million U.S.) accounts receivable securitization program whereby it sold, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which SSCE holds a variable interest, but is not the primary beneficiary. Accordingly, under Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," accounts receivable sold to the trust, for which SSCE is not the primary beneficiary, are not included in the accompanying consolidated balance sheets. At December 31, 2008, $58 million of accounts receivable had been sold under the program, of which $23 million was retained by SSCE as a subordinated interest and recorded in retained interest in receivables sold in the accompanying consolidated balance sheet. We recognized a loss on sales of receivables to the trust of $3 million and $2 million in 2008 and 2007, respectively, which is included in other, net in the consolidated statements of operations. The amount funded to us at December 31, 2008 and 2007, was $33 million and $43 million, respectively. The investors and the securitization trust have no recourse to SSCE for failure of debtors to pay when due.

        On January 28, 2009, the Canadian accounts receivable securitization program was terminated and all accounts receivable in the program were repurchased with proceeds of $32 million from borrowings under the DIP Credit Agreement.

        We sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. We received $225 million in cash and $485 million in the form of installment notes. Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Note Holdings LLC (TNH), a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million in cash proceeds and a residual interest in the notes. The residual interest included in other assets in the accompanying consolidated balance sheet was $34 million at December 31, 2008. TNH and its creditors have no recourse to us in the event of a default on the installment notes.

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

        We used the last-in, first-out method of accounting for approximately 42% of our inventories at December 31, 2008. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

        Replacement of existing fixed assets in future years will be at higher costs, but this will take place over many years. New assets will result in higher depreciation charges; but, in many cases, due to technological improvements, there may be operating cost savings as well.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

        Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from these estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management's most subjective judgments. Our most critical accounting policies and use of estimates are described below.

Going Concern

        The consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, although our Chapter 11 bankruptcy filings raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Goodwill and Other Intangible Assets

        We evaluate goodwill and other intangible assets for impairment in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" annually or at other times when events and circumstances indicate the carrying value of this asset may no longer be fully recoverable. In the fourth quarter of 2008, as the result of the significant decline in value of our equity securities and debt instruments and the downward pressure placed on earnings by the weakening U.S. economy, we determined that goodwill and other intangible assets were potentially impaired.

        We engaged a third-party to assist with our impairment review. As outlined in SFAS 142, the amount of the goodwill impairment, if any, is measured by comparing the implied fair value of goodwill to its book value, or carrying amount. The third-party valuation report as of December 31, 2008, indicated that the carrying amount of goodwill was fully impaired based on declines in current and projected operating results and cash flows due to the current economic conditions. At December 31, 2008, we recognized an impairment charge of $2,723 million, net of an income tax benefit of $4 million, which eliminated all goodwill. The goodwill consisted primarily of amounts recorded in connection with our merger with Stone Container Corporation in November of 1998.

        In addition, we also determined that the carrying value of our other intangible assets was fully impaired. The other intangible assets at December 31, 2008 consisted of definite life customer relationships of $22 million and $12 million of an indefinite life trade name, which were primarily recorded in connection with our acquisition of the remaining 50% ownership in Smurfit-MBI in 2003. As a result, we recognized a pretax impairment charge on other intangible assets of $34 million in the fourth quarter of 2008.

Long-Lived Assets Excluding Goodwill

        We conduct impairment reviews of long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Based upon our review as of December 31, 2008, we determined that there was no impairment of long-lived assets. Such reviews require us to make estimates of future cash flows and fair values. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and costs. Our estimates of fair value are determined using a variety of valuation techniques, including cash flows. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable. However, should our assumptions change in future years, our fair value models could indicate lower fair values for long-lived assets, which could materially affect the carrying value of property, plant and equipment and results of operations.

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

        The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates applied to plan liabilities. Consulting actuaries assist us in determining these assumptions, which are described in Note 14 of the Notes to Consolidated Financial Statements. In 2008, the expected long-term rates of return on our U.S. plan assets and foreign plan assets were 8.50% and 7.50%, respectively, which were consistent with 2007. The weighted average discount rates used to determine the benefit obligations for the U.S. and foreign retirement plans at December 31, 2008 were 6.25% and 7.45%, respectively. The assumed rate for the long-term return on plan assets was determined based upon target asset allocations and expected long-term rates of return by asset class. For determination of the discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date. A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $14 million. A decrease in the discount rate of 0.50% would increase our pension expense by approximately $17 million and our pension benefit obligations by approximately $162 million.

        Related to our postretirement benefit plans, we make assumptions for future trends for medical care costs. The effect of a 1% change in the assumed health care cost trend rate would increase our accumulated postretirement benefit obligation as of December 31, 2008 by $10 million and would increase the annual net periodic postretirement benefits cost by $1 million for 2008.

Income Taxes

        FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Upon adoption of FIN No. 48, we elected to classify interest and penalties related to unrecognized tax benefits in our income tax provision, consistent with our previous accounting policy (See Note 14 of the Notes to Consolidated Financial Statements).

        At December 31, 2008, we had $38 million of net unrecognized tax benefits. All net unrecognized tax benefits, if recognized, would affect our effective tax rate. The primary differences between gross unrecognized tax benefits and net unrecognized tax benefits are associated with offsetting benefits in other jurisdictions related to transfer pricing and the U.S. federal tax benefit from state tax deductions. See Note 14 of Notes to Consolidated Financial Statements for a reconciliation of 2008 activity.

        For the year ended December 31, 2008, $6 million of interest was recorded related to tax positions taken during the current and prior years. During 2008, $12 million of interest was released due to settlements with taxing authorities. The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in our tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items. During 2008, $3 million of penalties were recorded related to current and prior year tax positions. At December 31, 2008, $22 million of interest and penalties are recognized in the consolidated balance sheet. All net unrecognized tax benefits, if recognized, would affect our effective tax rate.

        Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate. These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes. In addition, unrecognized tax benefits under the provisions of FIN No. 48 reflect estimates of our current tax exposures. Based on our evaluation of our tax positions, we believe we were adequately reserved for these matters at December 31, 2008.

        At December 31, 2008, we had deferred tax assets related to net operating loss, alternative minimum tax and other tax credit carryforwards in the amount of $479 million. A valuation allowance of $42 million has been established for a portion of these deferred tax assets based on the expected timing of deferred tax liability reversals and the expiration dates of these carryforwards. See Note 14 of the Notes to Consolidated Financial Statements. We expect our deferred tax assets, net of the valuation allowance, will be fully realized through the reversal of net taxable temporary differences at December 31, 2008.

        As previously disclosed, the Canada Revenue Agency (CRA) is examining our income tax returns for tax years 1999 through 2005. In connection with the examination, the CRA was considering certain significant adjustments related principally to taxable income related to our acquisition of a Canadian company and to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries. During 2008, we were informed by the CRA that certain matters related to our acquisition of a Canadian company had been resolved in our favor. Primarily as a result of this favorable ruling, we reduced our liability for unrecognized tax benefits and recorded an income tax benefit of approximately $84 million during 2008.

        With respect to the transfer price issue, the CRA has issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries. We have appealed the assessments. In order to appeal the assessments, we made payments of $25 million to the CRA in 2008. As a result of these payments, future interest charges will be reduced.

        The remaining matters may be resolved at the examination level or subsequently upon appeal within the next twelve months. While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, we believe that the examination or subsequent appeals will not have a material adverse effect on our consolidated financial condition or results of operations.

        We have settled the Internal Revenue Service examinations of our income tax returns for tax years through 2003. The federal statute of limitations is closed through 2003, except for any potential correlative adjustments for the years 1999 through 2003 relating to the CRA examinations noted above. There are currently no federal examinations in progress. In addition, we file tax returns in numerous states. The states' statutes of limitations are generally open for the same years as the federal statute of limitations.

        Federal income taxes have not been provided on undistributed earnings of our foreign subsidiaries during 2006 through 2008, as we intend to indefinitely reinvest such earnings into its foreign subsidiaries.

Legal and Environmental Contingencies

        Accruals for legal and environmental matters are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such liabilities are developed based on currently available information and require judgments as to probable outcomes. Assumptions are based on historical experience and recommendations of legal counsel. Environmental estimates include assumptions and judgments about particular sites, remediation alternatives and environmental regulations. We believe our accruals are adequate. However, due to uncertainties associated with these assumptions and judgments, as well as potential changes to governmental regulations and environmental technologies, and the impact of our bankruptcy on these matters, actual costs could differ materially from the estimated amounts.

Self-Insurance

        We self-insure a majority of our workers' compensation costs. Other workers' compensation and general liability costs are subject to specific retention levels for certain policies and coverage. Losses above these retention levels are transferred to insurance companies. In addition, we self-insure the majority of our group health care costs. All of the workers' compensation, general liability and group health care claims are handled by third-party administrators. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Losses are accrued based upon the aggregate self-insured claims determined by the third-party administrators, actuarial assumptions and our historical experience. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation, general liability and group health care costs.

PROSPECTIVE ACCOUNTING STANDARDS

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)), effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) expands the definition of a business and changes the accounting for business combinations, including how an acquirer recognizes and measures the identifiable assets acquired, the cost of the acquisition, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) will be applicable to future business combinations and will not have a material effect on our consolidated financial statements prior to such acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" (SFAS No. 160), effective for fiscal years beginning after December 15, 2008. SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements, requires non-controlling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to non-controlling interests. We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" (SFAS No. 161), effective for fiscal years beginning after November 15, 2008. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect an entity's financial position, financial performance and cash flows. We expect SFAS No. 161 to expand our derivative instrument disclosures in our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we have historically entered into various derivative contracts. The majority of these contracts are settled in cash. However, such settlements have not had a significant effect on our liquidity in the past, nor are they expected to be significant in the future. We do not use derivatives for speculative or trading purposes. On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.

Commodity Price Risk

        We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities including fuel and heating oil. Our objective is to fix the price of a portion of the purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. The fair value of the Company's commodity derivative instruments at December 31, 2008 was a $55 million liability, included in other current liabilities. Excluding the impact of derivative instruments, the potential change in our expected 2009 and 2008 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse price change, would be approximately $9 million and $13 million, respectively. The changes in energy cost discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas derivative instruments. See Note 10 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. The Canadian dollar had strengthened against the U.S. dollar in each of the last two years, but weakened significantly in 2008. In 2008, 2007 and 2006, the average exchange rates for the Canadian dollar (weakened) strengthened against the U.S. dollar by (1.0)%, 5.2% and 6.4%, respectively. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We have historically used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. These instruments typically have maturities of twelve months or less. The fair value of the Company's foreign currency derivative instruments at December 31, 2008 was a $10 million liability, included in other current liabilities.

        We performed a sensitivity analysis as of December 31, 2008 and 2007 that measures the change in the book value of our net monetary Canadian liability arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. Excluding the impact of derivative instruments, the potential change in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate at December 31, 2008 and 2007, would be $10 million and $30 million, respectively. Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses, which are credited or charged to income.

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

        We have interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans. These contracts extended until 2011, consistent with the maturity on our Tranche B and Tranche C term loans. Our Tranche B and Tranche C term loans are expected to be refinanced prior to their current maturity. As a result, a portion of the interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense for the quarter ended December 31, 2008.

        We performed a sensitivity analysis as of December 31, 2008 and 2007 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2008 and 2007, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $10 million and $6 million, respectively.

        The filing of the Chapter 11 Petition and Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us and the application of applicable bankruptcy law. The table below presents principal amounts for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates and do not reflect the impact of our interest rate swap contracts. This information should be read in conjunction with Note 9 of the Notes to Consolidated Financial Statements.

Current Maturities of Debt

Outstanding as of December 31, 2008 (in millions)		Fair Value
Bank term loans and revolver 3.6% average interest rate (variable)	$1,106	$954
U.S. senior notes 8.0% average interest rate (fixed)	2,275	387
U.S. industrial revenue bonds 6.4% average interest rate (fixed)	164	164
U.S. industrial revenue bonds 3.4% average interest rate (variable)	120	120
Other U.S	53	53

Total debt	$3,718	$1,678

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statement schedule is included in Item 15(a):

II: Valuation and Qualifying Accounts and Reserves	98

        All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

 Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Corporation, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is included herein.

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
/s/ CHARLES A. HINRICHS Charles A. Hinrichs Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PAUL K. KAUFMANN Paul K. Kaufmann Senior Vice President and Corporate Controller (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Smurfit-Stone Container Corporation

        We have audited Smurfit-Stone Container Corporation's (the Company's) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Smurfit-Stone Container Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows of the Company for each of the three years in the period ended December 31, 2008. Our report dated March 13, 2009, expressed an unqualified opinion thereon and included an explanatory paragraph related to the Company's ability to continue as a going concern.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

St. Louis, Missouri
March 13, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Smurfit-Stone Container Corporation

        We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that Smurfit-Stone Container Corporation will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and Companies' Creditors Arrangement Act in Canada on January 26, 2009, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of the liabilities that may result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smurfit-Stone Container Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

St. Louis, Missouri
March 13, 2009

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2008	2007
Assets
Current assets
Cash and cash equivalents	$126	$7
Receivables, less allowances of $7 in 2008 and 2007	96	170
Retained interest in receivables sold	120	249
Inventories
Work-in-process and finished goods	112	145
Materials and supplies	400	395

	512	540
Prepaid expenses and other current assets	27	36

Total current assets	881	1,002
Net property, plant and equipment	3,509	3,454
Timberland, less timber depletion	32	32
Goodwill		2,727
Deferred income taxes	55
Other assets	117	172

	$4,594	$7,387

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$3,718	$11
Accounts payable	506	582
Accrued compensation and payroll taxes	164	193
Interest payable	66	66
Income taxes payable	9	10
Current deferred income taxes	21	21
Other current liabilities	195	106

Total current liabilities	4,679	989
Long-term debt, less current maturities		3,348
Other long-term liabilities	1,320	834
Deferred income taxes		361
Stockholders' equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	101	97
Common stock, par value $.01 per share; 400,000,000 shares authorized, 257,087,296 and 256,201,779 issued and outstanding in 2008 and 2007, respectively	3	3
Additional paid-in capital	4,073	4,066
Retained earnings (deficit)	(4,888)	(2,058)
Accumulated other comprehensive income (loss)	(694)	(253)

Total stockholders' equity (deficit)	(1,405)	1,855

	$4,594	$7,387

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)	2008	2007	2006
Net sales	$7,042	$7,420	$7,157
Costs and expenses
Cost of goods sold	6,338	6,404	6,185
Selling and administrative expenses	645	643	677
Restructuring expense	67	16	43
Goodwill and intangible asset impairment charges	2,761
(Gain) loss on disposal of assets	(5)	62	(24)

Operating income (loss)	(2,764)	295	276
Other income (expense)
Interest expense, net	(262)	(285)	(341)
Loss on early extinguishment of debt		(29)	(28)
Foreign currency exchange gains (losses)	36	(52)	1
Other, net	(5)	(5)	(18)

Loss from continuing operations before income taxes	(2,995)	(76)	(110)
(Provision for) benefit from income taxes	177	(27)	40

Loss from continuing operations	(2,818)	(103)	(70)
Discontinued operations
Income from discontinued operations, net of income tax provision of $9			14
Loss on disposition of discontinued operations, net of income tax provision of $174			(3)

Net loss	(2,818)	(103)	(59)
Preferred stock dividends and accretion	(12)	(12)	(12)

Net loss attributable to common stockholders	$(2,830)	$(115)	$(71)

Basic and diluted earnings per common share
Loss from continuing operations	$(11.01)	$(.45)	$(.32)
Income from discontinued operations			.05
Loss on disposition of discontinued operations			(.01)

Net loss attributable to common stockholders	$(11.01)	$(.45)	$(.28)

Weighted average shares outstanding	257	256	255

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock
							Accumulated Other Comprehensive Income (Loss)
(In millions, except share data)	Number of Shares	Par Value, $.01	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
Balance at January 1, 2006	254,652,321	$3	4,599,300	$89	$4,009	$(1,874)	$(373)	$1,854
Comprehensive income (loss)
Net loss						(59)		(59)
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax benefit of $20							(31)	(31)
Minimum pension liability adjustment, net of tax expense of $64							107	107

Comprehensive income								17
Adjustment to initially apply SFAS No. 158, net of tax benefit of $66							(115)	(115)
Issuance of common stock under stock option and restricted stock plans	648,583				31			31
Preferred stock dividends and accretion				4		(12)		(8)

Balance at December 31, 2006	255,300,904	3	4,599,300	93	4,040	(1,945)	(412)	1,779
Comprehensive income (loss)
Net loss						(103)		(103)
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax expense of $3							5	5
Employee benefit plan liability adjustments, net of tax expense of $99							154	154

Comprehensive income								56
Adjustment to initially apply FIN No. 48						2		2
Issuance of common stock under stock option and restricted stock plans	900,875				26			26
Preferred stock dividends and accretion				4		(12)		(8)

Balance at December 31, 2007	256,201,779	3	4,599,300	97	4,066	(2,058)	(253)	1,855
Comprehensive income (loss)
Net loss						(2,818)		(2,818)
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax benefit of $22							(34)	(34)
Foreign currency translation adjustment, net of tax benefit of $4							(6)	(6)
Employee benefit plan liability adjustments, net of tax benefit of $241							(401)	(401)

Comprehensive income (loss)								(3,259)
Issuance of common stock under stock option and restricted stock plans	885,517				7			7
Preferred stock dividends and accretion				4		(12)		(8)

Balance at December 31, 2008	257,087,296	$3	4,599,300	$101	$4,073	$(4,888)	$(694)	$(1,405)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2008	2007	2006
Cash flows from operating activities
Net loss	$(2,818)	$(103)	$(59)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash goodwill and intangible asset impairment charges	2,761
Gain on disposition of discontinued operations			(171)
Loss on early extinguishment of debt		29	28
Depreciation, depletion and amortization	357	360	377
Amortization of deferred debt issuance costs	7	8	9
Deferred income taxes	(221)	11	108
Pension and postretirement benefits	(30)	(59)	(14)
(Gain) loss on disposal of assets	(5)	62	(24)
Non-cash restructuring (income) expense	21	(21)	5
Non-cash stock-based compensation	3	21	25
Non-cash foreign currency exchange (gains) losses	(36)	52	(1)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	199	(71)	11
Inventories	3	(6)	46
Prepaid expenses and other current assets	3	7	15
Accounts payable and accrued liabilities	(78)	(39)	(90)
Interest payable	1	(13)	(17)
Other, net	31	5	17

Net cash provided by operating activities	198	243	265

Cash flows from investing activities
Expenditures for property, plant and equipment	(394)	(384)	(274)
Proceeds from property disposals and sale of businesses	9	452	980

Net cash provided by (used for) investing activities	(385)	68	706

Cash flows from financing activities
Proceeds from long-term debt		675
Net borrowings (repayments) of long-term debt	314	(952)	(937)
Debt repurchase premiums		(23)	(24)
Preferred dividends paid	(8)	(8)	(8)
Proceeds from exercise of stock options		2	2
Deferred debt issuance costs		(7)

Net cash provided by (used for) financing activities	306	(313)	(967)

Increase (decrease) in cash and cash equivalents	119	(2)	4
Cash and cash equivalents
Beginning of year	7	9	5

End of year	$126	$7	$9

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except share data)

1. Chapter 11 Bankruptcy Filings

        On January 26, 2009, Smurfit-Stone Container Corporation ("SSCC" or the "Company") and its U.S. and Canadian subsidiaries filed a voluntary petition (the "Chapter 11 Petition") for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court in Wilmington, Delaware (the "U.S. Court"). On the same day, the Company's Canadian subsidiaries also filed to reorganize (the "Canadian Petition") under the Companies' Creditors Arrangement Act ("CCAA") in the Ontario Superior Court of Justice in Canada (the "Canadian Court"). The Company's operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process.

        Effective as of the opening of business on February 4, 2009, the Company's common stock and its 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock ("Preferred Stock") were delisted from the NASDAQ Global Select Market and the trading of these securities was suspended. The Company's common stock and Preferred Stock are now quoted on the Pink Sheets Electronic Quotation Service ("Pink Sheets") under the ticker symbols "SSCCQ.PK" and "SSCJP.PK" respectively.

        The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company's debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. As a result, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.

        The Company and its U.S. and Canadian subsidiaries are currently operating as "debtors in possession" under the jurisdiction of the U.S. Court and Canadian Court (the "Bankruptcy Courts") and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA. In general, the Company's subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession ("DIP") Financing

        In connection with filing the Chapter 11 Petition and the Canadian Petition, on January 26, 2009, the Company and certain of its affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the "DIP Credit Agreement").

        On January 27, 2009, the Bankruptcy Courts granted interim approval of the DIP Credit Agreement. Based on such interim approval, on January 28, 2009, the Company entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Courts. Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009. Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

        The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by Smurfit-Stone Container Enterprises, Inc ("SSCE"); a $35 million Canadian term loan for borrowings by Smurfit-Stone Container Canada Inc. ("SSC Canada"); a $250 million U.S. revolving loan for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan for borrowings by SSCE and/or SSC Canada.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

1. Chapter 11 Bankruptcy Filings (Continued)

        The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended through April 28, 2010 and subsequently through July 28, 2010, upon the satisfaction of certain conditions precedent (including the payment of specified fees).

        For additional information on the DIP Credit Agreement, see the Long-Term Debt footnote (Note 9).

Reorganization Process

        The Bankruptcy Courts have approved payment of certain of the Company's pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company's business. The Company has retained legal and financial professionals to advise it on the bankruptcy proceedings. From time to time, the Company may seek the U.S. Court's approval for the retention of additional professionals.

        Immediately after filing the Chapter 11 Petition and Canadian Petition, the Company began notifying all known current or potential creditors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code and the CCAA, the Company's bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or our property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against its property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Courts lift the automatic stay.

        As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to the Company. A monitor has been appointed by the Canadian Court with respect to proceedings before the Canadian Court.

        Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

        In order to successfully exit Chapter 11, the Company will need to propose and obtain confirmation by the Bankruptcy Courts of a plan of reorganization that satisfies the requirements of the Bankruptcy Code and the CCAA. A plan of reorganization would resolve the Company's pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to the Company's exit from bankruptcy.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

1. Chapter 11 Bankruptcy Filings (Continued)

        The Company has the exclusive right for 120 days after the filing of the Chapter 11 Petition and Canadian Petition to file a plan of reorganization. The Company will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in bankruptcy cases of this size and complexity. If the Company's exclusivity period lapsed, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

        The timing of filing a plan of reorganization by the Company will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

        Under the priority scheme established by the Bankruptcy Code and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company's liabilities and/or securities, including its common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of the Company's liabilities and securities, including its common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities. At this time there is no assurance the Company will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

        For periods subsequent to the Chapter 11 bankruptcy filings, the Company will apply the American Institute of Certified Public Accountants' Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in reorganization items on the consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts.

Going Concern Matters

        The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although its Chapter 11 bankruptcy filings raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on market conditions and its ability to improve profitability, obtain alternative financing to replace the DIP Credit Agreement and prepetition Credit Agreement and restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

        In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align converting capacity to meet market demands and standardize manufacturing processes throughout all operations. These actions will result in the closure of additional converting facilities and reductions in headcount during 2009.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

2. Significant Accounting Policies

        Basis of Presentation:    The Company is a holding company that owns 100% of the equity interest in SSCE. The Company has no operations other than its investment in SSCE. SSC Canada is a wholly owned subsidiary of SSCE.

        Nature of Operations:    The Company's major operations are containerboard, corrugated containers and reclamation. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are located principally in North America.

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

        The Company records certain inventory buy/sell transactions between counterparties within the same line of business as a single exchange transaction on a net basis in the consolidated statement of operations.

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

        Inventories:    Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $296 million in 2008 and $320 million in 2007, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $120 million and $105 million at December 31, 2008 and 2007, respectively.

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

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

2. Significant Accounting Policies (Continued)

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

        Goodwill and Other Intangible Assets:    Goodwill and other intangible assets with indefinite lives are reviewed annually or more frequently, if impairment indicators arise. For purposes of measuring goodwill impairment, the Company operates as one segment and was evaluated in total as one reporting unit. Other intangible assets represent the fair value of identifiable intangible assets acquired in purchase business combinations. Other intangible assets are amortized over their expected useful life, unless the assets are deemed to have an indefinite life. Other intangible assets are included in other assets in the Company's consolidated balance sheet at December 31, 2007 (See Note 21).

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

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

2. Significant Accounting Policies (Continued)

        Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"), an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Upon adoption of FIN No. 48, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company's income tax provision, consistent with the Company's previous accounting policy (See Note 14).

        Foreign Currency:    The functional currency for Canadian operations is the U.S. dollar. Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses which are credited or charged to income. Foreign currency transactional gains or losses are also credited or charged to income.

        The Company's remaining foreign operations' functional currency is the applicable local currency. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (loss) ("OCI") (See Note 19).

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

        Transfers of Financial Assets:    Certain financial assets were transferred to qualifying special-purpose entities and variable interest entities where the Company is not the primary beneficiary. The assets and liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 8).

        Stock-Based Compensation:    The Company has stock-based employee compensation plans, including stock options and restricted stock units ("RSUs"), which are recognized in the financial statements based on the fair values as of the grant date (See Note 17).

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

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

2. Significant Accounting Policies (Continued)

        Asset Retirement Obligations:    The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143", which established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Asset retirement obligations recorded consist primarily of landfill capping and closure and post-closure maintenance on the landfills. The Company has other asset retirement obligations upon closure of facilities, principally costs for the closure of wastewater treatment ponds and the removal of asbestos and chemicals, for which retirement obligations are not recorded because the fair value of the liability could not be reliably measured due to the uncertainty and timing of facility closures or demolition. These asset retirement obligations have indeterminate settlement dates because the period over which the Company may settle these obligations is unknown and cannot be estimated. The Company will recognize a liability when sufficient information is available to reasonably estimate its fair value (See Note 13).

        Restructuring:    Costs associated with exit or disposal activities are generally recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 4).

        Guarantees:    The Company accounts for guarantees in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"), which clarifies and expands disclosure requirements for all guarantees and requires the Company to recognize a liability for the fair value of its obligations under guarantees issued after December 31, 2002, the implementation date of FIN No. 45 (See Note 12).

        Employee Benefit Plans:    At December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), which requires the funded status of the Company's defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, be recorded as an asset or liability with the after-tax impact recorded to OCI based on an actuarial valuation as of the balance sheet date. Subsequent changes in the funded status of the plans are recognized in OCI in the year in which the changes occur (See Note 15).

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

        Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2008 presentation.

        Recently Adopted Accounting Standards:    Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

2. Significant Accounting Policies (Continued)

expands disclosures about fair value measurements (See Note 23). SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements.

        Prospective Accounting Pronouncements:    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) expands the definition of a business and changes the accounting for business combinations, including how an acquirer recognizes and measures the identifiable assets acquired, the cost of the acquisition, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) will be applicable to future business combinations and will not have a material effect on the Company's consolidated financial statements prior to such acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"), effective for fiscal years beginning after December 15, 2008. SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements, requires non-controlling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to non-controlling interests. The Company does not expect SFAS No. 160 to have a material impact on the consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS No. 161"), effective for fiscal years beginning after November 15, 2008. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect an entity's financial position, financial performance and cash flows. The Company expects SFAS No. 161 to expand its derivative instrument disclosures in its financial statements.

3. Discontinued Operations

        On June 30, 2006, the Company completed the sale of substantially all of the assets of its Consumer Packaging division for $1.04 billion. Reflecting final working capital adjustments and sales transaction costs, net cash proceeds were $897 million, which excluded $130 million of accounts receivable previously sold to Stone Receivables Corporation ("SRC") under the accounts receivable securitization program. The Company recorded a pretax gain of $171 million, offset by a $174 million income tax provision, resulting in a net loss on disposition of discontinued operations of $3 million. The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

        The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million for the six months ended June 30, 2006. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations from the Consumer Packaging segment have been reclassified as discontinued operations for 2006.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

3. Discontinued Operations (Continued)

        Prior to the sale, the Company sold kraft paper, bleached linerboard, corrugated boxes and recycled fiber to the Consumer Packaging division. These intercompany sales, which have been eliminated in the Company's consolidated financial statements, were $108 million in 2006.

        The Company entered into supply agreements with the purchaser of the Consumer Packaging division to continue to sell these products to the divested business for up to a two year period. Pursuant to these agreements, the Company sold $160 million in 2007 and $81 million in the second half of 2006.

4. Strategic Initiatives and Restructuring Activities

        During 2005, the Company announced a three year strategic initiative plan to improve performance and better position the Company for long-term growth. The plan focused on cost reduction and productivity initiatives, including reinvestment in the Company's operations. Through December 31, 2008, the Company closed three medium mills, one linerboard mill, one pulp mill and permanently ceased operations on two of its containerboard machines. In addition, the Company has closed 36 converting facilities and announced the closure of two additional converting facilities. The majority of the net sales related to these closures were transferred to other operating facilities. Through December 31, 2008, as a result of plant closures and other initiatives, the Company reduced its headcount by approximately 6,580 employees.

        In 2006, the Company closed fourteen converting facilities and permanently shutdown four corrugators, resulting in the termination of approximately 1,400 employees. In addition, another 700 employees were terminated as part of the strategic initiative plan. The Company recorded restructuring charges of $43 million, net of gains of $18 million from the sale of three shutdown facilities and the No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. Restructuring charges include non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $38 million were primarily for severance and benefits, including pension settlement costs of $6 million. The net sales of these facilities in 2006 prior to closure were $169 million.

        In 2007, the Company closed twelve converting facilities and the Carthage, Indiana and Los Angeles, California medium mills and reduced its headcount by approximately 1,750 employees. The Company recorded restructuring charges of $16 million, net of gains of $69 million from the sale of properties related to previously closed facilities. Restructuring charges include non-cash charges of $48 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $37 million were primarily for severance and benefits. The net sales of the closed converting facilities in 2007 prior to closure and for the year ended December 31, 2006 were $65 million and $192 million, respectively. The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

4. Strategic Initiatives and Restructuring Activities (Continued)

        In 2008, the Company closed eight converting facilities, announced the closure of two additional converting facilities and permanently ceased operations of its containerboard machine at the Snowflake, Arizona mill and production at the Pontiac pulp mill located in Portage-du-Fort, Quebec. As a result of these closures and other ongoing strategic initiatives, the Company reduced its headcount by approximately 1,230 employees. The Company recorded restructuring charges of $67 million, net of a gain of $2 million from the sale of a previously closed facility. Restructuring charges included non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service. The remaining charges of $46 million were primarily for severance and benefits. The net sales of the announced and closed converting facilities in 2008 prior to closure and for the years ended December 31, 2007 and 2006 were $264 million, $393 million and $397 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually. The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to the Company's primary business. Additional charges of up to $8 million are expected to be recorded in future periods for severance and benefits related to the closure of these facilities.

        The following is a summary of the restructuring liabilities recorded as part of the rationalization of the Company's mill and converting operations, including the termination of employees and liabilities for environmental and lease commitments at the closed facilities.

	Write-down of Property, Equipment and Inventory to Net Realizable Value		Severance and Benefits	Lease Commit- ments	Facility Closure Costs	Other		Total
Balance at January 1, 2006	$		$15	$15	$21	$		$51
(Income) expense		23	38	4	(4)		(18)	43
Payments			(34)	(2)	(8)			(44)
Non-cash reduction		(23)						(23)
Net gain on sale of assets							18	18

Balance at December 31, 2006			19	17	9			45
(Income) expense		48	30		7		(69)	16
Payments			(43)	(6)	(5)			(54)
Non-cash reduction		(48)						(48)
Net gain on sale of assets							69	69

Balance at December 31, 2007			6	11	11			28
(Income) expense		23	34	2	10		(2)	67
Payments			(25)	(5)	(11)			(41)
Non-cash reduction		(23)						(23)
Net gain on sale of assets							2	2

Balance at December 31, 2008	$		$15	$8	$10	$		$33

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

4. Strategic Initiatives and Restructuring Activities (Continued)

        The $4 million adjustment to facility closure costs in 2006 was due primarily to revising environmental exit liabilities, based on current information and experience.

Cash Requirements

        Future cash outlays under the restructuring of operations are anticipated to be $24 million in 2009, $6 million in 2010, $2 million in 2011 and $1 million thereafter.

5. (Gain) Loss on Disposal of Assets

        On September 28, 2007, the Company completed the sale of its Brewton, Alabama, mill assets for $355 million. The Company received cash proceeds of $338 million, which excluded $16 million of accounts receivable previously sold to SRC under the accounts receivable securitization program and was net of $1 million of other closing adjustments. Current liabilities of $22 million were retained and were paid by the Company. The Brewton mill had annual production capacity of approximately 300,000 tons of white top linerboard and 190,000 tons of solid bleached sulfate. The Company continues to produce white top linerboard at two of its mills. Substantially all of the proceeds from the sale were applied directly to debt reduction (See Note 9). The Company recorded a pretax loss of $65 million, and a $32 million income tax provision, resulting in a net loss of $97 million. The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $146 million.

6. Calpine Corrugated LLC

        In the first quarter of 2008, the Company recorded a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC ("Calpine Corrugated"). Calpine Corrugated, an independent corrugated container producer in Fresno, California for which the Company was the primary containerboard supplier, experienced start-up losses since it began operations in 2006.

        On July 29, 2008, the Company acquired a 90 percent ownership interest in Calpine Corrugated. In conjunction with the acquisition, the Company guaranteed approximately $45 million of Calpine Corrugated's third party outstanding debt. There was no cash consideration paid. The transaction was accounted for as a purchase business combination and the results of operations of Calpine Corrugated are included in the consolidated statements of operations beginning July 29, 2008. The purchase price allocation completed in the fourth quarter of 2008 resulted in assets and liabilities of approximately $50 million, including approximately $45 million of debt. No goodwill was recorded for the transaction. The acquisition of Calpine Corrugated's operations enables the Company to accelerate the optimization of its Northern California business unit and improve its position in the agricultural market segment.

        In 2007, the Company recorded charges of $10 million to reserve for amounts due from Calpine Corrugated.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

7. Net Property, Plant and Equipment

        Net property, plant and equipment at December 31 consist of:

	2008	2007
Land and land improvements	$151	$147
Buildings and leasehold improvements	598	567
Machinery, fixtures and equipment	5,598	5,282
Construction in progress	169	205

	6,516	6,201
Less accumulated depreciation	(3,007)	(2,747)

Net property, plant and equipment	$3,509	$3,454

        Depreciation expense was $351 million, $355 million and $352 million for 2008, 2007 and 2006, respectively, excluding depreciation expense related to discontinued operations of $20 million in 2006. Property, plant and equipment include capitalized leases of $20 million and $21 million and related accumulated amortization of $16 million at December 31, 2008 and 2007.

8. Transfers of Financial Assets

        At December 31, 2008, the Company had three off-balance sheet financing arrangements.

Receivables Securitization Program

        The Company had a $475 million accounts receivable securitization program whereby the Company sold, without recourse, on an ongoing basis, certain of its accounts receivable to SRC a wholly-owned non-consolidated subsidiary of the Company.

        SRC transferred the receivables to a non-consolidated subsidiary, a limited liability company which had issued notes to third-party investors. The Company had retained servicing responsibilities and a subordinated interest in the limited liability company. The Company received annual servicing fees of 1% of the unpaid balance of the receivables and rights to future cash flows arising after the investors in the securitization limited liability company had received the return for which they had contracted.

        SRC was a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Accordingly, accounts receivable sold to SRC, for which the Company did not retain an interest, were not included in the accompanying consolidated balance sheets.

        At December 31, 2008 and 2007, $465 million and $585 million, respectively, of accounts receivable had been sold to SRC, of which $97 million and $223 million, respectively, were retained by the Company as a subordinated interest. The off-balance sheet SRC debt at December 31, 2008 and 2007 was $365 million and $379 million, respectively. The Company's retained interest was carried at fair value and is included in retained interest in receivables sold in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $14 million and $25 million in 2008 and 2007, respectively, which is included in other, net in the consolidated statements of operations.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

8. Transfers of Financial Assets (Continued)

        Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2008	December 31, 2008	Year Ended December 31, 2007	December 31, 2007
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	2.62%-5.38%	3.63%	2.40%-4.82%	4.82%
Variable return to investors	LIBOR plus 23 to 135 basis points	1.54%	LIBOR plus 23 to 135 basis points	5.38%

        At December 31, 2008, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $2 million and $3 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

        The table below summarizes certain cash flows received from SRC:

	2008	2007
Cash proceeds from sales of receivables	$5,881	$5,917
Servicing fees received	6	6
Other cash flows received on retained interest	77
Interest income received	4	5

        On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition, the accounts receivable securitization program was terminated and all outstanding receivables previously sold to SRC were repurchased with proceeds from borrowings under the DIP Credit Agreement.

Canadian Securitization Program

        At December 31, 2008, the Company had a $70 million Canadian (approximately $57 million U.S. as of December 31, 2008) accounts receivable securitization program whereby the Company sold, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company held a variable interest, but was not the primary beneficiary. Accordingly, under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," accounts receivable sold to the trust, for which the Company was not the primary beneficiary, were not included in the accompanying consolidated balance sheets. The Company had retained servicing responsibilities and a subordinated interest in future cash flows from the receivables. The Company received rights to future cash flows arising after the investors in the securitization trust had received the return for which they had contracted.

        The amount available to the Company under the receivables program fluctuated based on the amount of eligible receivables available and by the performance of the receivables portfolio. The Company's residual interest in the securitization program was recorded at fair value and was based upon the total outstanding receivables sold, adjusted for dilution and loss reserves of approximately 4.0% and 3.6%, at December 31, 2008 and 2007, respectively, less the amount funded to the Company.

        At December 31, 2008 and 2007, $58 million and $71 million, respectively, of accounts receivable had been sold under the program, of which $23 million and $26 million, respectively, were retained by

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

8. Transfers of Financial Assets (Continued)

the Company as a subordinated interest. The amount funded to the Company at December 31, 2008 and 2007, was $33 million and $43 million, respectively. The Company's retained interest is included in retained interest in receivables sold in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to the trust of $3 million and $2 million in 2008 and 2007, respectively, which is included in other, net in the consolidated statements of operations.

        On January 28, 2009, in conjunction with the filing of the Canadian Petition, the Canadian accounts receivable securitization program was terminated and all outstanding receivables previously sold under the program were repurchased with proceeds from borrowings under the DIP Credit Agreement.

Timberland Sale and Note Monetization

        The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

        The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Note Holdings LLC ("TNH"), a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the Company's Credit Agreement. The residual interest was $34 million and $44 million at December 31, 2008 and 2007, respectively, and is included in other assets in the accompanying consolidated balance sheets. Cash flows received on the Company's retained interest in TNH were $13 million and $8 million in 2008 and 2007, respectively. The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2008, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $1 million and $2 million, respectively.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

9. Long-Term Debt

        Long-term debt as of December 31 is as follows:

	2008		2007
Bank Credit Facilities
Tranche B Term Loan (4.0% weighted average variable rate), due in various installments through November 1, 2011		$137	$137
Tranche C Term Loan (4.1% weighted average variable rate), due in various installments through November 1, 2011		258	261
Tranche C-1 Term Loan (3.4% weighted average variable rate), due in various installments through November 1, 2011		78	79
SSCE revolving credit facility (3.3% weighted average variable rate), due November 1, 2009		461	310
SSC Canada revolving credit facility (3.3% weighted average variable rate), due November 1, 2009		172

		1,106	787
Senior Notes
9.25% unsecured senior notes, due February 1, 2008			2
8.375% unsecured senior notes, due July 1, 2012		400	400
8.25% unsecured senior notes, due October 1, 2012		700	700
7.50% unsecured senior notes, due June 1, 2013		300	300
7.375% unsecured senior notes, due July 15, 2014		200	200
8.00% unsecured senior notes, due March 15, 2017		675	675

		2,275	2,277
Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 5.1% to 7.5%), payable in varying annual payments through 2027		164	164
Variable rate industrial revenue bonds (3.4% weighted average variable rate), payable in varying annual payments through 2035		120	120
Other (including obligations under capitalized leases of $5 and $7)		53	11

		337	295

Total debt		3,718	3,359
Less current maturities		(3,718)	(11)

Total long-term debt	$		$3,348

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

9. Long-Term Debt (Continued)

Bank Credit Facilities

        The Company, as guarantor, and SSCE and its subsidiary, SSC Canada, as borrowers, entered into a credit agreement, as amended (the "Credit Agreement") on November 1, 2004. The Credit Agreement provided for (i) a revolving credit facility of $600 million to SSCE, of which $461 million was borrowed as of December 31, 2008 and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, of which $172 million was borrowed as of December 31, 2008. The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans. The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facilities. Each of these revolving credit facilities mature on November 1, 2009. The Credit Agreement provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million, with an outstanding balance of $137 million at December 31, 2008. The Credit Agreement also provided to SSC Canada a Tranche C term loan in the aggregate principal amount of $300 million and a Trance C-1 term loan in the aggregate principal amount of $90 million, with outstanding balances of $258 million and $78 million, respectively, at December 31, 2008. The term loans are payable in quarterly installments and mature on November 1, 2011. In addition, the Credit Agreement provides for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010. In February 2009, due to an event of default under the bond indentures, this credit facility was drawn on to fully repay the industrial revenue bonds in the principal amount of $120 million.

        The Company has the option to borrow at a rate equal to LIBOR plus 2.00% or alternate base rate ("ABR") plus 1.00% for the term loan facilities and LIBOR plus 2.25% or ABR plus 1.25% for the revolving credit facilities (the "Applicable Rate"). The Applicable Rate will increase by 0.25% if at any time the Company's senior secured indebtedness is rated lower than BB- by Standard & Poor's and Ba3 by Moody's Investors Service. On January 15, 2009 the Company's credit ratings were lowered, increasing the Applicable Rate by 0.25%.

        The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by the Company and the material U.S. subsidiaries of SSCE. The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by the Company, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada. The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of the Company, SSCE (except for three paper mills) and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE. The security interests securing SSCE's obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada (except three paper mills) and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE's obligations under the Credit Agreement. The security interests securing SSC Canada's obligation under the Credit Agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

9. Long-Term Debt (Continued)

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

        In December 2008, the Company drew down substantially all the remaining availability on its revolving credit facility and invested the proceeds in commercial paper with a daily maturity and a variable interest rate. As of December 31, 2008, the remaining balance invested in commercial paper, which is included in cash or cash equivalents, was $101 million at a variable interest rate of 0.1%. As of December 31, 2008, subject to the above limitations, the Company had unused borrowing capacity under SSCE's revolving credit facilities of $1 million, after giving consideration to outstanding letters of credit.

        At December 31, 2008, the Company had interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans (See Note 10).

Senior Notes

        The 9.25% unsecured senior notes aggregating $2 million were repaid February 1, 2008.

        The 8.375% unsecured senior notes of $400 million are redeemable in whole or in part at the option of SSCE at a price of 102.792% plus accrued interest. The redemption price will decline each year after 2008 and beginning on July 1, 2010 will be 100% of the principal amount, plus accrued interest.

        The 8.25% unsecured senior notes of $700 million are redeemable in whole or in part at the option of SSCE at a price of 102.750% plus accrued interest. The redemption price will decline each year after 2008 and beginning on October 1, 2010 will be 100% of the principal amount, plus accrued interest.

        The 7.50% unsecured senior notes of $300 million are redeemable in whole or in part at the option of SSCE at a price of 103.75% plus accrued interest. The redemption price will decline each year after 2008 and beginning on June 1, 2011 will be 100% of the principal amount, plus accrued interest.

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

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

9. Long-Term Debt (Continued)

        The senior notes contain business and financial covenants which are less restrictive than those contained in the Credit Agreement. Due to the bankruptcy proceedings, the Company does not expect to pay interest beginning after January 26, 2009, the date of the bankruptcy filings, on our unsecured senior notes and certain other unsecured debt.

Other Debt

        In conjunction with the acquisition of Calpine Corrugated in July 2008 (See Note 5), the Company guaranteed approximately $45 million of Calpine Corrugated's third party outstanding debt. The balance at December 31, 2008 consisted of a $37 million term loan (4.46% weighted average variable rate), due on June 30, 2009 and a revolving credit facility (2.75% weighted average variable rate) with an outstanding balance of $9 million due on June 30, 2009.

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

2006 Transaction

        In 2006, the Company completed the sale of its Consumer Packaging division and used the net proceeds of $897 million to repay debt of $873 million and pay tender premiums and fees of $24 million. A loss on early extinguishment of debt of $28 million was recorded, including $24 million for tender premiums and fees for the unsecured senior notes called and a $4 million write-off of unamortized deferred debt issuance costs.

Other

        Interest costs capitalized on construction projects in 2008, 2007 and 2006 totaled $17 million, $10 million and $8 million, respectively. Interest payments on all debt instruments for 2008, 2007 and 2006 were $259 million, $302 million and $360 million, respectively.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

9. Long-Term Debt (Continued)

Long-term Debt after Chapter 11 Bankruptcy Filings

        The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable. Any efforts to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. As a result, the accompanying consolidated balance sheet as of December 31, 2008 includes an adjustment of $3,032 million to reclassify long-term debt to current maturities of long-term debt.

        In connection with filing the Chapter 11 Petition and the Canadian Petition, on January 26, 2009 the Company and certain of its affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a DIP Credit Agreement. On January 27, 2009, the Bankruptcy Courts granted interim approval of the DIP Credit Agreement. Based on such interim approval, on January 28, 2009 the Company entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Courts. Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009. Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

        The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by SSCE; a $35 million Canadian term loan for borrowings by SSC Canada; a $250 million U.S. revolving loan for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan for borrowings by SSCE and/or SSC Canada.

        The use of proceeds under the DIP Credit Agreement is limited to (i) working capital, letters of credit and capital expenditures; (ii) other general corporate purposes of the Company and certain of its subsidiaries (including certain intercompany loans); (iii) the refinancing in full of indebtedness outstanding under the receivables securitization programs; (iv) payment of any related transaction costs, fees and expenses; and (v) the costs of administration of the cases arising out of the Chapter 11 Petition and the Canadian Petition.

        In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, the Company used U.S. term loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian term loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million. The remaining proceeds of $4 million were deposited into the Company's primary cash operating account.

        The Company has the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate ("ABR") Loans bear interest at a rate per annum equal to the applicable margin ("Applicable Margin") plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate. The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date. As of February 28, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

9. Long-Term Debt (Continued)

        Under the DIP Credit Agreement, interest and fees are payable in arrears on each interest payment date as defined in the DIP Credit Agreement. If the Company defaults on its obligations under the DIP Credit Agreement, the default rate of interest in most cases will be the rate otherwise in effect plus 2.0% per annum. In addition to interest, a commitment fee of 1.0% per annum is required in respect of the unutilized commitments under the DIP Credit Agreement. The DIP Credit Agreement also imposes letter of credit fees.

        The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended by the Company through April 28, 2010 and subsequently through July 28, 2010, upon the satisfaction of certain conditions precedent (including the payment of specified fees) by the Company.

        U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves. As of February 28, 2009, the applicable borrowing base was $729 million and the amount available for borrowings under the DIP Credit Agreement was $289 million.

        Borrowings under the DIP Credit Agreement are guaranteed by the Company and certain of its affiliates, and are secured by first priority liens in the collateral accounts and all presently owned and hereafter acquired assets of the Company and each of its subsidiaries party to the DIP Credit Agreement, subject to certain permitted prior liens. Subject to certain exceptions, the DIP Credit Agreement requires certain mandatory prepayments of borrowings from the net proceeds of certain asset dispositions, and casualty or condemnation payments. The only Canadian entity that guarantees U.S. obligations is SSC Canada.

        The DIP Credit Agreement includes affirmative, negative and financial covenants that impose substantial restrictions on the financial and business operations of the Company and those of certain of its subsidiaries, including their ability to incur or secure debt, make investments, sell assets, pay dividends or make acquisitions. The DIP Credit Agreement contains events of default customary for debtor-in-possession financings of this type.

10. Derivative Instruments and Hedging Activities

        The Company's derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt. All cash flows associated with the Company's derivative instruments are classified as operating activities in the consolidated statements of cash flows. On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.

Commodity Derivative Instruments

        The Company uses derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel oil and diesel fuel. The objective is to fix the price of a portion of the Company's purchases of these commodities used in the manufacturing process. The changes in the

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

10. Derivative Instruments and Hedging Activities (Continued)

market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item. As of December 31, 2008, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the commodities' forecasted transactions was one year.

        For the years ended December 31, 2008 and 2007, the Company reclassified an $8 million loss (net of tax) and a $10 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's commodity derivative instruments at December 31, 2008 was a $55 million liability, included in other current liabilities. The fair value of the Company's commodity derivative instruments at December 31, 2007 was a $7 million liability, included in other current liabilities.

        For the years ended December 31, 2008 and 2007, the Company recorded an $8 million loss (net of tax) and a $4 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

        For the years ended December 31, 2008 and 2007, the Company recorded a $9 million loss (net of tax) and a $6 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

        The Company's principal foreign exchange exposure is the Canadian dollar. The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. As of December 31, 2008, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency was one year. For the years ended December 31, 2008 and 2007, the Company reclassified a $2 million gain (net of tax) and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded. The fair value of the Company's foreign currency derivative instruments at December 31, 2008 was a $10 million liability, included in other current liabilities. The fair value of the Company's foreign currency derivative instruments at December 31, 2007 was a $7 million asset, included in prepaid expenses and other current assets.

Interest Rate Swap Contracts

        The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%. These contracts extend until 2011, consistent with the maturity of the Company's Tranche B and Tranche C term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded or the underlying transaction is not expected to occur. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. For the years ended December 31, 2008 and 2007, the Company reclassified a $2 million loss (net of tax) and a $3 million gain (net of tax), respectively, from OCI when the hedged items were recognized.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

10. Derivative Instruments and Hedging Activities (Continued)

        The Company's Tranche B and Tranche C term loans are expected to be refinanced prior to their current maturity. As a result, a portion of the interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense for the fourth quarter ended December 31, 2008.

        The fair value of the Company's interest rate swap contracts at December 31, 2008 was a $22 million liability, included in the other current liabilities. The fair value of the Company's interest rate swap contracts at December 31, 2007 was a $3 million liability, included in other long-term liabilities.

Deferred Hedge Gain (Loss)

        The cumulative deferred hedge loss in OCI on all derivative instruments was $37 million (net of tax) at December 31, 2008, including a $26 million loss (net of tax) on commodity derivative instruments, a $6 million loss (net of tax) on foreign currency derivative instruments and a $5 million loss (net of tax) on interest rate swap contracts. The cumulative deferred hedge loss on all derivative instruments was $3 million (net of tax) at December 31, 2007, including a $5 million loss (net of tax) on commodity derivative instruments, a $4 million gain (net of tax) on foreign currency derivative instruments and a $2 million loss (net of tax) on interest rate swap contracts. The Company expects to reclassify a $37 million loss (net of tax) into cost of goods sold during 2009 related to the commodity and foreign currency derivative instruments.

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

2009	$75
2010	57
2011	38
2012	31
2013	28
Thereafter	156

Total minimum lease payments	$385

        Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $132 million, $132 million and $150 million for 2008, 2007 and 2006, respectively, excluding rental expense related to discontinued operations of $16 million in 2006. Under the Bankruptcy Code, the Company may assume, assume and assign, or reject certain unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Court and certain other conditions.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

12. Guarantees and Commitments

        The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2008 and 2007, the maximum potential amount of future payments related to these guarantees was approximately $28 million and $31 million, respectively, and decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

        The Company was contingently liable for $18 million under a one year letter of credit which expires in April 2009 to support borrowings of one of the Company's non-consolidated affiliates. On March 4, 2009, this letter of credit was drawn on, which increased borrowings under the Company's Credit Agreement by $18 million.

13. Asset Retirement Obligations

        The following table provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2006	$14
Accretion expense	1
Adjustments	(1)

Balance at December 31, 2006	14
Accretion expense	1
Adjustments	(2)
Payments	(2)

Balance at December 31, 2007	11
Accretion expense	1

Balance at December 31, 2008	$12

        The 2006 adjustments relate to revising the estimated life for certain asset retirement obligations. The 2007 adjustments relate to the reclassification of the Brewton, Alabama, mill asset retirement obligations to a liability related to the Brewton sale agreement.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

14. Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax liabilities
Property, plant and equipment and timberland	$(821)	$(928)
Inventory	(37)	(40)
Timber installment sale	(91)	(91)
Other	(42)	(75)

Total deferred tax liabilities	(991)	(1,134)

Deferred tax assets
Employee benefit plans	466	208
Net operating loss, alternative minimum tax and tax credit carryforwards	479	471
Purchase accounting liabilities and restructuring	21	25
Other	101	79

Total deferred tax assets	1,067	783
Valuation allowance for deferred tax assets	(42)	(31)

Deferred tax assets, net of valuation allowance	1,025	752

Net deferred tax assets (liabilities)	$34	$(382)

        At December 31, 2008, the Company had $616 million of net operating loss ("NOL") carryforwards for U.S. federal income tax purposes that expire from 2023 through 2028, with a tax value of $216 million. The Company had NOL carryforwards for state purposes which expire from 2009 to 2028 with a tax value of $61 million and state tax credits that expire from 2009 to 2038, with a tax value of $4 million. Further, the Company had $304 million of NOL carryforwards for Canadian tax purposes that expire from 2016 to 2028, with a tax value of $92 million, and Canadian investment tax credits that expire from 2014 to 2017, with a tax value of $10 million. The Company had $92 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely. In addition, the Company had other tax carryforwards of $4 million at December 31, 2008, which can be carried forward indefinitely. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

        At December 31, 2008 and 2007, the Company had a valuation allowance of $42 million and $31 million, respectively, for a portion of the deferred tax assets. The valuation allowance increased $11 million during 2008, primarily due to the valuation allowance provided in 2008 for the changes in the Company's obligations of its defined benefit plans and postretirement plans.

        Federal income taxes have not been provided on undistributed earnings of the Company's foreign subsidiaries during 2006 through 2008, as the Company intends to indefinitely reinvest such earnings into its foreign subsidiaries.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

14. Income Taxes (Continued)

        The sale of the Brewton, Alabama mill assets during the third quarter of 2007 (See Note 5) generated a taxable gain for U.S. income tax purposes that was substantially offset by available NOL carryforwards. Due to the utilization of state NOL carryforwards, the related valuation allowance was reduced by $5 million in 2007.

        (Provision for) benefit from income taxes on loss from continuing operations before income taxes is as follows:

	2008		2007	2006
Current
Federal	$		$(6)	$(14)
State and local		(6)	(1)	(1)
Foreign		(5)	(5)	(6)

Total current provision for income taxes		(11)	(12)	(21)
Deferred
Federal		63	(2)	38
State and local		21	(7)	4
Foreign		104	(6)	19

Total deferred (provision for) benefit from income taxes		188	(15)	61

Total (provision for) benefit from income taxes		$177	$(27)	$40

        The Company's (provision for) benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes as follows:

	2008	2007	2006
U.S. federal income tax benefit at federal statutory rate	$1,048	$$26	$39
Permanent differences and other items	(2)	23	(3)
State income taxes, net of federal income tax effect	9	(5)	3
Foreign taxes	(37)	(2)	1
Non-deductibility of goodwill and other intangible assets impairment	(934)
Release of unrecognized tax benefits	82
Non-deductibility of goodwill on the sale of Brewton, Alabama mill		(51)
Non-cash foreign currency exchange income (loss)	11	(18)

Total (provision for) benefit from income taxes	$177	$(27)	$40

        The components of the loss from continuing operations before income taxes are as follows:

	2008	2007	2006
United States	$(2,421)	$(31)	$(70)
Foreign	(574)	(45)	(40)

Loss from continuing operations before income taxes	$(2,995)	$(76)	$(110)

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

14. Income Taxes (Continued)

        At December 31, 2008 and 2007, the Company had $38 million and $139 million, respectively, of net unrecognized tax benefits. The primary differences between gross unrecognized tax benefits and net unrecognized tax benefits are associated with offsetting benefits in other jurisdictions related to transfer pricing and the U.S. federal tax benefit from state tax deductions.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$169
Additions based on tax positions taken in prior years	1
Additions for tax positions taken in current year	5
Reductions relating to settlements with taxing authorities	(2)
Reductions relating to lapses of applicable statute of limitations	(7)
Foreign currency exchange loss on Canadian tax positions	19

Balance at December 31, 2007	185
Additions based on tax positions taken in prior years	12
Additions for tax positions taken in current year	1
Reductions relating to settlements with taxing authorities	(84)
Reductions relating to lapses of applicable statute of limitations	(8)
Foreign currency exchange gain on Canadian tax positions	(18)

Balance at December 31, 2008	$88

        For the years ended December 31, 2008 and 2007, $6 million and $11 million, respectively, of interest was recorded related to tax positions taken during the current and prior years. During 2008, $12 million of interest was released due to settlements with taxing authorities. The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in the Company's tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items. During 2008, $3 million of penalties were recorded related to current and prior year tax positions. No penalties were recorded during 2007 related to these tax positions. At December 31, 2008 and 2007, $22 million and $25 million, respectively, of interest and penalties are recognized in the consolidated balance sheet. All net unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.

        As previously disclosed, the Canada Revenue Agency ("CRA") is examining the Company's income tax returns for tax years 1999 through 2005. In connection with the examination, the CRA was considering certain significant adjustments related principally to taxable income related to the Company's acquisition of a Canadian company and to transfer prices of inventory sold by the Company's Canadian subsidiaries to its U.S. subsidiaries. During 2008, the Company was informed by the CRA that certain matters related to the Company's acquisition of a Canadian company had been resolved in the Company's favor. Primarily as a result of this favorable ruling, the Company reduced its liability for unrecognized tax benefits and recorded an income tax benefit of approximately $84 million during 2008.

        With respect to the transfer price issue, the CRA has issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by the Company's Canadian

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

14. Income Taxes (Continued)

subsidiaries to its U.S. subsidiaries. The Company has appealed the assessments. In order to appeal the assessment, the Company made payments of $25 million to the CRA in 2008. As a result of these payments, future interest charges will be reduced.

        The remaining matters may be resolved at the examination level or subsequently upon appeal within the next twelve months. While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination or subsequent appeals will not have a material adverse effect on its consolidated financial condition or results of operations.

        The Company has settled the Internal Revenue Service examinations of the Company's income tax returns for tax years through 2003. The federal statute of limitations is closed through 2003, except for any potential correlative adjustments for the years 1999 through 2003 relating to the CRA examinations noted above. There are currently no federal examinations in progress. In addition, the Company files tax returns in numerous states. The states' statutes of limitations are generally open for the same years as the federal statute of limitations.

        The Company made income tax payments of $55 million, $17 million and $37 million in 2008, 2007 and 2006, respectively.

15. Employee Benefit Plans

Defined Benefit Plans

        The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and also sponsors noncontributory and contributory defined benefit pension plans for its Canadian employees. The Company's defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006.

        On August 31, 2007, the Company announced the freeze of its defined benefit pension plans for salaried employees. Effective January 1, 2009, U.S. and Canadian salaried employees will no longer accrue additional years of service and U.S. salaried employees will no longer recognize future increases in compensation under the existing defined benefit pension plans for benefit purposes. In accordance with SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company accounted for this freeze as a plan curtailment, remeasured its assets and obligation as of August 31, 2007 and recognized a curtailment gain of $3 million during the third quarter of 2007. Upon remeasurement, the Company reduced its benefit obligation in other long-term liabilities by $106 million, decreased accumulated other comprehensive loss by $64 million and increased deferred income tax liability by $42 million.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

15. Employee Benefit Plans (Continued)

        The Company's pension plans' weighted-average asset allocations at December 31 by asset category are as follows:

	U.S. Plans		Canadian Plans
	2008	2007	2008	2007
Cash equivalents	3%	2%	1%	1%
Debt securities	49%	38%	50%	47%
Equity securities	46%	59%	45%	50%
Real estate			4%	2%
Other	2%	1%

Total	100%	100%	100%	100%

        Equity securities for the U.S. plans at December 31, 2008 and 2007 include 2.7 million shares of SSCC common stock with a market value of $1 million and $28 million, respectively, (less than 1% of total U.S. plan assets).

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

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

15. Employee Benefit Plans (Continued)

        The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") at December 31 are as follows:

	2008	2007
U.S. Plans
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2015	2011
Foreign Plans
Health care cost trend rate assumed for next year	7.90-8.60%	7.90-8.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80-4.90%	4.80-4.90%
Year the rate reaches the ultimate trend rate	2015	2014

        The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of December 31, 2008 by $10 million and $9 million, respectively, and would increase and decrease the annual net periodic postretirement benefit cost for 2008 by $1 million and $1 million, respectively.

        The Consumer Packaging division employees participated in the Company's defined benefit pension and postretirement plans through June 30, 2006 (See Note 3). The associated defined benefit pension and postretirement plan liabilities are included in the Company's total benefit obligations.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

15. Employee Benefit Plans (Continued)

        The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2008	2007	2008		2007
Change in benefit obligation:
Benefit obligation at January 1	$3,526	$3,541		$189		$233
Service cost	44	53		3		3
Interest cost	201	198		10		11
Amendments	7	(43)		(1)		(7)
Settlements	(10)	(10)
Curtailments	(8)	(4)		(1)		(1)
Actuarial gain	(170)	(170)		(13)		(48)
Plan participants' contributions	4	5		8		12
Benefits paid and expected expenses	(220)	(208)		(23)		(23)
Foreign currency rate changes	(180)	164		(9)		9

Benefit obligation at December 31	$3,194	$3,526		$163		$189

Change in plan assets:
Fair value of plan assets at January 1	$3,119	$2,908	$		$
Actual return on plan assets	(625)	156
Settlements	(10)	(10)
Employer contributions	69	129		15		12
Plan participants' contributions	4	5		8		11
Benefits paid and expenses	(216)	(203)		(23)		(23)
Foreign currency rate changes	(153)	134

Fair value of plan assets at December 31	$2,188	$3,119	$		$

Over (under) funded status:	$(1,006)	$(407)		$(163)		$(189)

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

15. Employee Benefit Plans (Continued)

	Defined Benefit Plans		Postretirement Plans
	2008	2007	2008	2007
Amounts recognized in the balance sheet:
Current liabilities	$(9)	$(9)	$(15)	$(16)
Non-current liabilities	(997)	(398)	(148)	(173)

Net liability recognized in balance sheet	$(1,006)	$(407)	$(163)	$(189)

Reconciliation of amounts recognized in accumulated OCI to net liability recognized in balance sheet:
Prior service credit (cost)	$(12)	$(11)	$24	$30
Net actuarial gain (loss)	(1,078)	(431)	29	17

Accumulated other comprehensive income (loss)	(1,090)	(442)	53	47
Prepaid (unfunded accrued) benefit cost	99	95	(214)	(235)
Foreign currency remeasurement	(15)	(60)	(2)	(1)

Net liability recognized in balance sheet	$(1,006)	$(407)	$(163)	$(189)

Change in accumulated OCI:
Accumulated other comprehensive income (loss) at January 1	$(442)	$(644)	$47	$(4)
Prior service (cost) credit arising during the period	(6)	43	1	8
Net (loss) gain arising during the period	(688)	96	12	49
Amortization of prior service (credit) cost	3	6	(4)	(4)
Amortization of net (gain) loss	43	57	(3)	(2)

Accumulated other comprehensive income (loss) at December 31	(1,090)	(442)	53	47
Deferred income taxes	405	163	(19)	(18)

Accumulated other comprehensive income (loss), net of tax	$(685)	$(279)	$34	$29

Estimated amounts to be amortized from accumulated OCI over the next fiscal year:
Prior service credit (cost)	$(3)	$(3)	$3	$1
Net actuarial gain (loss)	(79)	(40)	3	3

Total	$(82)	$(43)	$6	$4

        The accumulated benefit obligation for all defined benefit pension plans was $3,161 million and $3,452 million at December 31, 2008 and 2007, respectively.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,103 million, $3,076 million and $2,100 million, respectively, as of December 31, 2008 and $3,389 million, $3,329 million, and $2,992 million, respectively, as of December 31, 2007.

        The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $3,190 million and $2,183 million, respectively, as of December 31, 2008 and $3,525 million and $3,117 million, respectively, as of December 31, 2007.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

15. Employee Benefit Plans (Continued)

        The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006
Service cost	$44	$53	$68	$3	$3	$5
Interest cost	201	198	196	10	11	13
Expected return on plan assets	(245)	(238)	(224)
Amortization of prior service cost (benefit)	3	6	9	(3)	(3)	(3)
Amortization of net (gain) loss	41	54	71	(3)	(1)	3
Curtailment (gain) loss	1		16	(1)	(3)	(5)
Settlement (gain) loss	2	2	7			(1)
Multi-employer plans	7	4	4

Net periodic benefit cost	$54	$79	$147	$6	$7	$12

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

        The 2008 curtailment (gains) losses are related to closed facilities and are included as part of restructuring charges (See Note 4).

        The settlement (gains) losses in each year are related to closed facilities and are included as part of restructuring charges (See Note 4).

        The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2008	2007	2008	2007
U.S. Plans
Discount rate	6.25%	6.19%	6.25%	6.19%
Rate of compensation increase	3.04%	3.08%	N/A	N/A
Foreign Plans
Discount rate	7.45%	5.50%	7.45%	5.50%
Rate of compensation increase	3.20%	3.20%	N/A	N/A

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

15. Employee Benefit Plans (Continued)

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2008	2007	2008	2007
U.S. Plans
Discount rate	6.19%	5.84-6.22%	6.19%	5.84%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.08%	3.11%	N/A	N/A
Foreign Plans
Discount rate	5.50%	5.10%	5.50%	5.10%
Expected long-term return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	3.20%	3.40%	N/A	N/A

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

        The Company expects to contribute approximately $15 million to its defined benefit plans and $15 million to its postretirement plans in 2009.

Expected Future Benefit Plan Payments

        Expected future benefit plan payments to participants, which reflect expected future service, are as follows:

	Defined Benefit Plans	Postretirement Plans
2009	$247	$15
2010	228	15
2011	231	15
2012	236	15
2013	241	16
2014-2018	1,280	77

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

15. Employee Benefit Plans (Continued)

Savings Plans

        The Company sponsors savings plans covering substantially all salaried and certain hourly employees. The Company match is invested according to the employees' selected investment allocation. Effective January 1, 2009 for the salaried plan, the Company will contribute an additional amount equal to 1% of each eligible employee's salary. In addition, effective January 1, 2009, the matching formula for the salaried plan was changed from 70% of the first 6% of an employee's deferral to 100% of the first 6% of an employee's deferral. The Company's expense for the savings plans totaled $17 million, $18 million and $21 million in 2008, 2007 and 2006, respectively.

16. Preferred Stock

        The holders of the Company's preferred stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances. SSCC had approximately 4.6 million shares of preferred stock issued and outstanding as of December 31, 2008 and 2007. Preferred stock dividends of $8 million were paid during 2008, 2007 and 2006. Preferred stock accretion of $4 million in 2008, 2007 and 2006 was charged to stockholders' equity. The holders of preferred stock are not entitled to voting rights on matters submitted to the Company's stockholders. The preferred stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC common stock for each share of preferred stock), subject to adjustment based on certain events. The preferred stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures due February 15, 2012. The preferred stock is redeemable at the Company's option until February 15, 2012, at which time the preferred stock must be redeemed. The preferred stock may be redeemed, at the Company's option, with cash or SSCC common stock with an equivalent fair value. The redemption price is 100% of the liquidation preference. The liquidation preference is $25 per share plus dividends accrued and unpaid. The Company is prohibited from paying future dividends under the DIP Credit Agreement.

17. Stock-Based Compensation

        The Company has stock options and RSUs outstanding under several long-term incentive plans. The 1998 Long-Term Incentive Plan (the "1998 Plan") and the 2004 Long-Term Incentive Plan (the "2004 Plan") have reserved 16.5 million and 12.5 million shares, respectively, of Company common stock for non-qualified stock options, RSUs and performance-based stock options to officers, key employees and non-employee directors of the Company. The stock options are exercisable at a price equal to the fair market value of the Company's stock on the date of grant. The vesting schedule and other terms and conditions of options granted under each plan are established separately for each grant. The options expire no later than seven to ten years from the date of grant.

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

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

17. Stock-Based Compensation (Continued)

        The Company records stock compensation expense in accordance with SFAS No. 123(R), "Share Based Payment" ("SFAS No. 123(R)"). The Company uses a lattice option pricing model to estimate the fair value of stock options as it more fully reflects the substantive characteristics of the Company's stock-based compensation. The lattice option pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior. Expected volatility was based on historical volatility on the Company's common stock and current implied volatilities from traded options on the Company's common stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The dividend yield on the Company's common stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. The expected life was determined from the lattice option pricing model. The lattice option pricing model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

        The following table provides the assumptions used in determining the fair value of the stock-based awards using a lattice option pricing model in 2008, 2007 and 2006.

	2008	2007	2006
Weighted-average volatility	36.84%	34.40%	35.65%
Weighted-average risk-free interest rate	3.36%	4.72%	4.59%
Weighted-average dividend yield	0.00%	0.00%	0.00%
Weighted-average expected life in years	6	6	5

        Total pretax stock-based compensation costs recognized in selling and administrative expense in the consolidated statements of operations for 2008, 2007 and 2006 were $3 million, $21 million and $23 million, respectively, excluding stock-based compensation costs related to discontinued operations of $2 million for 2006. The related tax benefit for 2008, 2007 and 2006 was $1 million, $8 million and $9 million, respectively, excluding the tax benefit related to discontinued operations of $1 million for 2006.

        During 2008, the Company reversed stock compensation expense of $13 million related to performance-based stock options granted in 2006 and 2007 as the vesting requirements were no longer attainable.

        At December 31, 2008, the total compensation cost related to non-vested awards not yet recognized was approximately $16 million to be recognized through December 31, 2011, with a weighted-average expense period of approximately 2 years.

Stock Options

        Grants issued subsequent to June 2004 vest and become exercisable on the third anniversary of the award date. The stock options granted prior to January 2006 are fully vested and exercisable.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

17. Stock-Based Compensation (Continued)

        Additional information relating to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2006	14,457,126	$14.55
Granted	5,469,775	12.74
Exercised	(140,761)	12.78
Cancelled	(2,197,181)	13.99

Outstanding at December 31, 2006	17,588,959	14.08
Granted	1,331,190	12.74
Exercised	(167,046)	12.03
Cancelled	(1,691,978)	14.02

Outstanding at December 31, 2007	17,061,125	14.00
Granted	2,406,500	6.36
Exercised
Cancelled	(4,086,431)	13.03

Outstanding at December 31, 2008	15,381,194	13.06	5.10
Exercisable at December 31, 2008	8,102,127	$15.18	3.48

        The weighted-average grant date fair value of stock options granted during 2008, 2007 and 2006 was $2.24, $4.69 and $4.62, respectively.

        The total intrinsic value of stock options exercised was an immaterial amount in 2008, 2007 and 2006.

        The aggregate intrinsic value of stock options exercisable at December 31, 2008 was an immaterial amount. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price as of December 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.

RSUs

        Through December 31, 2008, the Company issued RSUs to pay a portion of employee bonuses under its annual management incentive plan. These RSUs vest immediately, but will not be distributed to active employees until the third anniversary of the award date. Through December 31, 2008, the Company paid a premium on the employee bonuses in the form of RSUs ("Premium RSUs") to certain employees. The Company also issued non-vested RSUs under the 2004 Plan to certain employees. Non-employee directors were also annually awarded non-vested RSUs as part of their director compensation. These non-vested RSUs and Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date. The RSUs are non-transferable and do not have voting rights.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

17. Stock-Based Compensation (Continued)

        Additional information relating to RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Vested RSUs
Outstanding vested RSUs at January 1, 2006	732,838	$15.07
Granted	180,759	12.96
Converted	(663,626)	14.33
Transfer from non-vested	326,607	14.68

Outstanding vested RSUs at December 31, 2006	576,578	15.04
Granted	348,040	10.89
Converted	(589,661)	16.60
Transfer from non-vested	381,668	17.15

Outstanding vested RSUs at December 31, 2007	716,625	12.84
Granted	426,777	7.92
Converted	(680,906)	13.34
Transfer from non-vested	452,780	13.10

Outstanding vested RSUs at December 31, 2008	915,276	10.31
Non-Vested RSUs
Outstanding non-vested RSUs at January 1, 2006	1,267,866	14.76
Granted	817,973	12.03
Forfeited	(157,231)	12.51
Transfer to vested	(326,607)	14.68

Outstanding non-vested RSUs at December 31, 2006	1,602,001	13.60
Granted	810,577	12.63
Forfeited	(132,688)	12.51
Transfer to vested	(381,668)	17.15

Outstanding non-vested RSUs at December 31, 2007	1,898,222	12.55
Granted	581,826	7.98
Forfeited	(116,974)	11.48
Transfer to vested	(452,780)	13.10

Outstanding non-vested RSUs at December 31, 2008	1,910,294	11.10

Total outstanding RSUs at December 31, 2008	2,825,570	$10.84

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

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

19. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustments		Employee Benefit Plans Liability Adjustments	Deferred Hedge Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2006	$		$(396)	$23	$(373)
Net changes in fair value of hedging transactions				(30)	(30)
Net gain reclassified into earnings				(1)	(1)
Current period change			107		107
Adjustment to initially apply SFAS No. 158			(115)		(115)

Balance at December 31, 2006			(404)	(8)	(412)
Net loss reclassified into earnings				5	5
Current period change			55		55
Net impact of defined benefit plan remeasurement(See Note 15)			64		64
Net deferred employee benefit plan expense reclassified into earnings			35		35

Balance at December 31, 2007			(250)	(3)	(253)
Net changes in fair value of hedging transactions				(42)	(42)
Net loss reclassified into earnings				8	8
Current period change		(6)	(426)		(432)
Net deferred employee benefit plan expense reclassified into earnings			25		25

Balance at December 31, 2008		$(6)	$(651)	$(37)	$(694)

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

20. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007		2006
Numerator:
Loss from continuing operations	$(2,818)		$(103)	$(70)
Preferred stock dividends and accretion	(12)		(12)	(12)

Net loss from continuing operations available to common stockholders	$(2,830)		$(115)	$(82)
Denominator:
Denominator for basic and diluted earnings per share—weighted average shares and assumed conversions	257		256	255

Basic and diluted earnings per share from continuing operations	$(11.01)	$	$(.45)	$(.32)

        Convertible preferred stock to acquire three million shares of common stock with an effect of $12 million on net loss from continuing operations available to common stockholders for each of 2008, 2007 and 2006, is excluded from the diluted earnings per share computation because they are antidilutive for all years presented. Employee stock options and non-vested RSUs are excluded from the diluted earnings per share calculation for 2008, 2007 and 2006 because they are antidilutive.

21. Goodwill and Other Intangible Assets

        The Company evaluates goodwill and other intangible assets for impairment in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), annually or at other times when events and circumstances indicate the carrying value of this asset may no longer be fully recoverable. In the fourth quarter of 2008, as the result of the significant decline in value of the Company's equity securities and debt instruments and the downward pressure placed on earnings by the weakening U.S. economy, the Company determined that goodwill and other intangible assets were potentially impaired.

        The Company engaged a third-party to assist with its impairment review. As outlined in SFAS No. 142, the amount of the goodwill impairment, if any, is measured by comparing the implied fair value of goodwill to its book value, or carrying amount. The third-party valuation report as of December 31, 2008, indicated that the carrying amount of goodwill was fully impaired based on declines in current and projected operating results and cash flows due the current economic conditions. At December 31, 2008, the Company recognized an impairment charge of $2,723 million, net of an income tax benefit of $4 million, which eliminated all goodwill. The goodwill consisted primarily of amounts recorded in connection with the Company's merger with Stone Container Corporation in November of 1998.

        In addition, the Company also determined that the carrying values of its other intangible assets were fully impaired. The other intangible assets at December 31, 2008 consisted of definite life customer relationships of $22 million and $12 million of an indefinite life trade name, which were primarily recorded in connection with the Company's acquisition of the remaining 50% ownership in Smurfit-MBI in 2003. As a result, the Company recognized a pretax impairment charge on other intangible assets of $34 million in the fourth quarter of 2008.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

21. Goodwill and Other Intangible Assets (Continued)

Goodwill

        The following table provides a reconciliation of goodwill:

Balance at January 1, 2007		$2,873
Goodwill included in loss on sale of Brewton, Alabama mill(See Note 5)		(146)

Balance at December 31, 2007		2,727
Goodwill impairment charge		(2,727)

Balance at December 31, 2008	$

Other Intangible Assets

        The following table provides a reconciliation of other intangible assets:

	Definite Life		Indefinite Life		Total
Balance at January 1, 2007		$26		$12		$38
Amortization		(1)				(1)

Balance at December 31, 2007		25		12		37
Amortization		(3)				(3)
Other intangible asset impairment charge		(22)		(12)		(34)

Balance at December 31, 2008	$		$		$

22. Related Party Transactions

Transactions with Non-consolidated Affiliates

        The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

	2008	2007	2006
Product sales	$85	$78	$91
Product and raw material purchases	57	50	55
Trade receivables at December 31	7	9	9
Notes receivable at December 31		1	4
Trade payables at December 31	7	3	4

Other Transactions

        Thomas A. Reynolds, III, a member of the Company's Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

22. Related Party Transactions (Continued)

        William D. Smithburg, a member of the Company's Board of Directors, is a member of the Board of Directors of Barry-Wehmiller Companies, Inc. ("Barry-Wehmiller") and the Board of Directors of Abbott Laboratories, ("Abbott"). Barry-Wehmiller sold the Company equipment for $28 million, $15 million and $15 million during 2008, 2007 and 2006, respectively. The Company sold products to Abbott for $5 million in each of 2008, 2007 and 2006. All such sales were made on an arm's-length basis.

        James J. O'Connor, a member of the Company's Board of Directors, is a member of the Board of Directors of Armstrong World Industries, Inc, ("Armstrong"). The Company sold products to Armstrong for $4 million and $3 million in 2008 and 2007, respectively. All such sales were made on an arm's-length basis.

        Patrick J. Moore, Chairman and Chief Executive Officer and a member of the Company's Board of Directors, is a member of the Board of Directors of Archer Daniels Midland Company ("ADM"). ADM sold the Company $16 million, $13 million and $10 million of supplies used in mill operations in 2008, 2007 and 2006, respectively. The Company sold products to ADM of $5 million, $7 million and $15 million in 2008, 2007 and 2006, respectively. All such sales were made on an arm's-length basis.

23. Fair Value Measurements

        Certain financial assets and liabilities are recorded at fair value on a recurring basis, including the Company's retained interest in receivables sold to the accounts receivable programs (See Note 8), the Company's residual interest in the TNH investment (See Note 8), and derivative assets and liabilities (See Note 10).

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy for inputs is broken down into three levels based on their reliability as follows:

  Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 inputs.

  Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 2 inputs.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

23. Fair Value Measurements (Continued)

  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company's assets and liabilities utilizing Level 3 inputs include the retained interest in receivables sold to the accounts receivable programs, the residual interest in the TNH investment, derivative assets and liabilities, goodwill and other intangible assets. The fair values of the retained interest in receivables sold are estimated using discounted residual cash flows, expected loss and dilution rates, and variable returns to investors. The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows. The fair values of the derivative assets and liabilities are estimated using model inputs specific to the derivative, including interest rate yield curves, commodity forward spread curves and volatility of the underlying commodities.

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Retained interest in receivables sold	$	$	$120	$120
Residual interest in TNH investment			34	34
Derivative instruments			(87)	(87)

	$	$	$67	$67

        The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the year ended December 31, 2008:

	Retained Interest in Receivables Sold	Residual Interest in TNH Investment	Derivative Instruments	Total
Balance at January 1, 2008	$249	$44	$(3)	$290
Net payments, sales and settlements	(94)	(13)	27	(80)
Realized gains/(losses)	(35)	3		(32)
Unrealized gains/(losses)			(111)	(111)

Balance at December 31, 2008	$120	$34	$(87)	$67

        Realized gains (losses) associated with the retained interest in receivables sold principally relate to the charge to reserve for the Calpine Corrugated receivables previously sold to the Company's accounts receivable program, which is included in selling and administrative expenses (See Note 6). Unrealized gains (losses) associated with derivative instruments represent the change in fair value included in OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting (See Note 10).

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

23. Fair Value Measurements (Continued)

Financial Instruments Not Measured At Fair Value

        Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of cost method investments approximates fair value. The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price.

        The Company's borrowings are recorded at historical amounts. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2008, the carrying value and fair value of the Company's borrowings were $3,718 million and $1,678 million, respectively. At December 31, 2007, the carrying value and fair value of the Company's borrowings were $3,359 million and $3,281 million, respectively.

24. Other, Net

        The significant components of other, net in the Company's consolidated statements of operations are as follows:

	2008	2007	2006
Loss on sales of receivables	$(17)	$(27)	$(25)
Gain on sale of emission credits and water rights		15
Other	12	7	7

Total other, net	$(5)	$(5)	$(18)

25. Contingencies

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability of $5 million reflects the Company's expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2008, the Company had approximately $18 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheets. The Company believes the liability for these matters was adequately reserved at December 31, 2008.

        If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company's expected share

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

25. Contingencies (Continued)

increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

        The Company settled two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company's California corrugated container facilities. These cases alleged violations of the California on-duty meal break and rest period statutes. The court approved a settlement for a total of $9 million for both cases on January 21, 2009. The cases were automatically stayed due to the filing of the Chapter 11 Petition on January 26, 2009 (See Note 1). The Company established reserves of $9 million during 2008 related to these matters, which was included in selling and administrative expenses in the accompanying consolidated statement of operations.

        The Company is a defendant in a number of other lawsuits and claims arising out of the conduct of its business. All litigation that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provision of the bankruptcy laws. As a result, the Company believes that these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

26. Business Segment Information

        The Company's Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 3), has been classified as discontinued operations and is excluded from the segment results.

        The following table presents net sales to external customers by country of origin:

	2008	2007	2006
United States	$6,170	$6,518	$6,314
Canada	664	694	704
Other	208	208	139

Total net sales	$7,042	$7,420	$7,157

        The following table presents long-lived assets by country:

	2008	2007	2006
United States	$3,012	$2,931	$3,185
Canada	513	537	571
Other	16	18	18

	3,541	3,486	3,774
Goodwill		2,727	2,873

Total long-lived assets	$3,541	$6,213	$6,647

        The Company's export sales from the United States were approximately $768 million for 2008, $814 million for 2007 and $650 million for 2006.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in millions, except share data)

27. Quarterly Results (Unaudited)

        The following table is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$1,795	$1,835	$1,879	$1,533
Gross profit	212	176	183	133
Income (loss) from continuing operations(a)	(13)	(37)	65	(2,833)
Net income (loss)	(13)	(37)	65	(2,833)
Preferred stock dividends and accretion	(3)	(3)	(3)	(3)
Net income (loss) attributable to common stockholders	(16)	(40)	62	(2,836)
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(.06)	$(.16)	$.24	$(11.04)

Net income (loss) attributable to common stockholders	$(.06)	$(.16)	$.24	$(11.04)

2007
Net sales	$1,824	$1,870	$1,885	$1,841
Gross profit	214	261	289	252
Income (loss) from continuing operations(b)	(52)	(2)	(93)	44
Net income (loss)	(52)	(2)	(93)	44
Preferred stock dividends and accretion	(3)	(3)	(3)	(3)
Net income (loss) attributable to common stockholders	(55)	(5)	(96)	41
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(.21)	$(.02)	$(.38)	$.16

Net income (loss) available to common stockholders	$(.21)	$(.02)	$(.38)	$.16

(a)
Income (loss) from continuing operations includes goodwill and other intangible assets impairment charges of $2,761 million and restructuring expense of $40 million in the fourth quarter of 2008.

(b)
Income (loss) from continuing operations includes restructuring income of $29 million in the fourth quarter of 2007.

SMURFIT-STONE CONTAINER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

27. Quarterly Results (Unaudited) (Continued)

Column A	Column B	Column C		Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Year ended December 31, 2008	$7	$5		$			$5	(a)	$7
Year ended December 31, 2007	$7	$3		$			$3	(a)	$7
Year ended December 31, 2006	$10	$5			$(5	)(b)(c)	$3	(a)	$7
Restructuring:
Year ended December 31, 2008	$28	$67	(d)		$2	(d)	$64	(e)	$33
Year ended December 31, 2007	$45	$16	(d)		$69	(d)	$102	(e)	$28
Year ended December 31, 2006	$51	$43	(d)		$18	(d)	$67	(e)	$45

(a)
Uncollectible amounts written off, net of recoveries

(b)
Includes the effect of the accounts receivable securitization application.

(c)
Includes $6 million in connection with containerboard customer accounts receivables sold into the SRC accounts receivable program.

(d)
Gain on sale of closed properties reduces the charge by $2 million, $69 million and $18 million for 2008, 2007 and 2006, respectively, and is added back to other, since there is no impact on exit liabilities.

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

        The Sarbanes-Oxley Act of 2002 (the Act) imposed many requirements regarding corporate governance and financial reporting. One requirement under Section 404 of the Act, beginning with our 2004 Annual Report, was for management to report on the Company's internal control over financial reporting. Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8, "Financial Statements and Supplementary Data."

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

        Set forth below is certain information concerning Smurfit-Stone's directors.

        James R. Boris, born October 25, 1944, is the retired Chairman and Chief Executive Officer of EVEREN Capital Corporation and its primary subsidiary, EVEREN Securities, Inc. He is also the former non-executive Chairman of the Board of Integrys Energy Group, Inc., and is the lead director of the Chicago Board Options Exchange.

        Connie K. Duckworth, born November 3, 1954, has been President and Chairman of Arzu, Inc. since August 2003. She was a partner of Circle Financial Group, LLC from January 2003 to December 2004. Ms. Duckworth retired from Goldman Sachs & Co. as Advisory Director in 2001. Ms. Duckworth is a director of Northwestern Mutual Life Insurance Co., Russell Investment Group and DNP Select Income Fund.

        Steven J. Klinger, born March 5, 1959, was appointed President and Chief Operating Officer on May 11, 2006. He was appointed to the board of Smurfit-Stone Container Corporation on December 11, 2008 and is a director of Navistar International Corporation. Prior to joining Smurfit-Stone, Mr. Klinger was employed by Georgia Pacific Corporation for 23 years, most recently as Executive Vice President, Packaging from February 2003 to May 2006 and President, Packaging and Containerboard Sales / Logistics from August 2001 to January 2003.

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

        James J. O'Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company. Mr. O'Connor is a director of Armstrong World Industries, Inc., Corning Incorporated and UAL Corporation.

        Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation. Mr. Pearlman is a director of Nanophase Technologies Corporation and, from 1984 to 1998, served as director of Stone Container, a predecessor of Smurfit-Stone. He has previously served on the boards of four other public companies.

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

EXECUTIVE OFFICERS

        Certain information concerning the executive officers of Smurfit-Stone is contained in Part I, Item 1, of this annual report on Form 10-K under the caption "Executive Officers Of The Registrant" and is incorporated by reference herein.

AUDIT COMMITTEE

        We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Pearlman (Chairman), Mr. Boris and Mr. O'Connor.

AUDIT COMMITTEE FINANCIAL EXPERT

        Our Board of Directors has determined that Mr. Pearlman is an audit committee expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent, as such term is defined in the listing standards of the NASDAQ Stock Market.

CODE OF ETHICS

        We have adopted a Code of Ethics for Senior Financial Officers (including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller). The Code of Ethics is available on our Internet Website (www.smurfit-stone.com). We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Executive Officers and Directors, and persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive Officers, Directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Executive Officers and Directors, the Company believes that during the period from January 1, 2008 through December 31, 2008, its Executive Officers, Directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

RECOMMENDATION OF DIRECTOR NOMINEES BY STOCKHOLDERS

        There have been no material changes to the procedures by which stockholders may recommend director nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        The Executive Officers of the Company are employees of SSCE. They are not separately compensated for their services as Executive Officers of SSCE and the Company, and there is no intercompany allocation with regard to any services provided by the Executive Officers to the Company.

Compensation Committee Procedures

        Structure.    The Compensation Committee of the Board (the "Committee") consists of Mr. Smithburg (Chairman), Ms. Duckworth, Mr. Lynch, and Mr. Pearlman. Each member of the Committee is an Independent Director and has significant experience in addressing compensation-related matters of senior executives, either as the former chief executive officer of a large company (in the case of Messrs. Smithburg, Lynch and Pearlman) or as a former senior officer of a large investment banking firm (in the case of Ms. Duckworth).

        Responsibilities.    The primary responsibilities of the Committee are to annually appraise performance and establish the annual salaries, incentive plan participation levels, long-term incentive awards, and other compensation plans and programs for the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Senior Vice Presidents and any other officers of the Company considered by the Company to be "executive officers" under Section 16 of the Securities Exchange Act of 1934 (the "Executive Officers"); administer stock-based compensation plans and grant awards under such plans; recommend and submit to the Board for approval new executive compensation or stock-based plans; and review and approve employment, severance and compensation agreements with Executive Officers.

        Meetings.    The Committee holds meetings as necessary to fulfill its responsibilities. The Committee normally requires that the Chairman and Chief Executive Officer, the Senior Vice President—Human Resources, and the Senior Vice President, Secretary and General Counsel of the Company attend meetings of the Committee, and from time to time requests that such executives provide information and reports to the Committee. The Committee also requires that a representative of its outside compensation consultant attend any meeting at which its research and analysis are discussed. In the event that the Committee wishes to discuss any aspect of compensation of any of the Executive Officers who are in attendance at a meeting, the Executive Officers are excused from the meeting and the

Committee meets in executive session. The Chairman periodically reports to the Board on the actions of the Committee.

        The Committee typically holds at least one meeting in the fourth quarter of each year to review information prepared by its consultant and management relevant to the establishment of the elements of compensation for Executive Officers for the following year. The Committee then holds meetings in the first quarter of each year to review all of the elements of compensation of the Executive Officers, individually and in comparison to each other, as well as benefits and perquisites, benefits accrued under retirement plans, and compensation and benefits payable following the termination of employment under the employment and severance agreements. The Committee then approves changes in all elements of compensation for the Executive Officers at one time. The Committee held three meetings in 2008 and has held two meetings in 2009.

        Use of Consultants and Benchmarking.    The Committee has the authority to retain, terminate and compensate consultants to provide information and counsel to the Committee. The Committee has engaged Hewitt Associates, LLC ("Hewitt") to provide such services since 2003. Hewitt provides the Committee with research and analysis on competitive data and guidance on overall compensation trends and strategies. Hewitt collects and analyzes executive compensation data from both a peer group of nine companies that the Committee believes are the most relevant direct competitors of the Company, which have median annual sales of $4.0 billion (Boise Cascade LLC, Graphic Packaging Corporation, International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, Pactiv Corporation, Sonoco Products Company, Temple Inland Inc., and Weyerhaeuser Company) (the "Peer Group"), and a broader group of 83 industrial companies of similar size and complexity to the Company, which have median annual sales of approximately $8.0 billion (the "General Group"). Hewitt annually conducts this analysis for the Committee in the categories of base salaries, annual incentive targets and awards, long-term incentives, total compensation, and target total compensation, and measures the compensation of each of the Executive Officers against the median of their counterparts of the Peer Group and the General Group. The Committee uses this analysis as the basis for comparing the Company's compensation against general market trends in light of the performance of the Company, the paper packaging industry, and industrial companies in general. Hewitt does not make specific recommendations as to the level of any element of compensation of any Executive Officer.

        Role of Management.    The Committee seeks the recommendation of the Chairman and Chief Executive Officer as to adjustments in the amount of base salary and the amount of long-term incentive awards for each of the other Executive Officers. The Committee also seeks the recommendation of the Chairman and Chief Executive Officer and the Senior Vice President—Human Resources as to the annual target levels and the design and weighting of performance objectives for the annual incentives of the Executive Officers (other than the Chairman and Chief Executive Officer). The Committee periodically approves levels of long-term incentive awards and authorizes the Senior Vice President—Human Resources to grant such awards to non-Executive Officers, including non-Executive Officers hired between the dates of meetings of the Committee or the Board to the extent necessary to induce such employees to join the Company.

Philosophy and Objectives of Compensation Programs

        The Company's compensation philosophy is to provide total compensation packages for Executive Officers that attract, retain and motivate qualified executives with outstanding abilities for the benefit of the Company and its stockholders. In accordance with this philosophy, the Company's compensation programs have followed the objectives listed below.

  •
  Compensation should be competitive with the market.  To ensure that the Company provides a competitive package of compensation and benefits to Executive Officers, the Committee and

    Hewitt regularly benchmark competitive companies, and the Committee makes adjustments in elements of compensation as necessary to account for the particular circumstances of individual jobs and has made adjustments over multi-year periods to ensure that salaries are generally in line with the Peer Group median, subject to specific considerations relating to the business objectives and strategies of the Company.

  •
  Compensation should be significantly performance-based.  To tie a significant portion of the overall compensation of Executive Officers to the Company's profitability and performance, the Committee has established corporate and individual performance objectives for annual incentive awards and long-term awards.

  •
  Compensation should have a significant equity component.  To align the interests of the Executive Officers with those of the Company's stockholders, the Committee has historically required that half of annual incentive compensation and all of long-term incentive compensation be paid to Executive Officers in the form of stock-based awards, including both stock options and RSUs, and has also instituted stock ownership guidelines that require minimum levels of ongoing equity ownership by Executive Officers.

  •
  Compensation should provide a tie to the Company.  To provide incentives for Executive Officers to remain employed with the Company in order to ensure continuity in senior management, the Committee has provided for multi-year vesting requirements for grants of stock-based compensation and provided for additional RSUs to be earned by Executive Officers who remain employed with the Company for a requisite period of years following the grant date of stock-based annual incentive awards.

        The significant impact of the economic downturn on the Company in 2008 and the Company's bankruptcy filing in January 2009 has caused the loss of substantially all of the value of the Company's common stock, and has made it impractical to continue the equity-based component of the annual and long-term incentive awards.

Elements and Design of Compensation

        General.    The Committee has designed each element of compensation for Executive Officers to further the philosophy and objectives set forth above and to support and enhance the business strategy of the Company. In designing each element of compensation for Executive Officers, the Committee has taken into account the factors described below.

        Base Salary.    It is the intent of the Committee to maintain base salary levels of Executive Officers at or near the median levels of comparable companies, as represented by the Peer Group. The Committee believes that the Peer Group is a relevant comparison group to the Company because most of the companies in that group are facing the same market conditions as the Company and some are attempting to execute similar strategies in response to such market conditions. The Committee uses the General Group data as a reference for broader market trends in compensation. The Committee makes adjustments in base salary once per year, to be effective on April 1, except in case of promotions or other exceptional circumstances that justify adjustments outside of the annual review process. Adjustments in base salary are based on the performance of the Executive Officer and the relationship of his or her salary with the median of the Peer Group; however, it has been the practice of the Committee to make gradual adjustments in base salaries over a multi-year period to address market-based differences, rather than large one-year adjustments. In light of the economic downturn that has impacted the Company and its peer group, the Committee determined not to increase salaries of any of the Named Executive Officers in 2009.

        Annual Incentives.    Annual incentives were paid pursuant to the Management Incentive Plan (the "MIP"). The MIP was designed to ensure that annual incentive awards are based on corporate, division and individual performance. In response to the need for the Company to significantly improve operating performance, the Committee structured the annual incentives under the MIP to align with the Company's three-year strategic initiative program announced in November 2005 and the achievement of significant earnings improvement as measured by earnings before interest, taxes, depreciation and amortization, as adjusted to exclude certain extraordinary items ("EBITDA").

        Under the MIP, the Committee approved a target award level and performance objectives for each Executive Officer. The award level under the MIP for the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Senior Vice President and Chief Financial Officer was based 65% on the attainment of the corporate objectives and 35% at the discretion of the Committee. The Committee believed that the discretionary component is important to provide the Committee with the flexibility to recognize other leadership contributions by the senior leaders of the Company. Objectives for Executive Officers in the Container Division were predominantly weighted toward divisional profit improvement in order to provide a further incentive for dramatic and rapid improvement in this key business.

        Corporate objectives for Executive Officers were based either predominantly or exclusively on attaining the targeted amounts of strategic initiative benefits and EBITDA. The Company used EBITDA as a basis for measuring and evaluating overall operating performance. For 2008, the targeted amount of strategic initiative benefits from inception of the program in 2005 through the end of 2008 was $525 million in benefits. The EBITDA performance target was 100% of budgeted EBITDA for the year. Fifty percent of the EBITDA objective was earned if a threshold of 90% of the target amount was obtained. Corporate objectives were structured so that if the targeted amount of strategic initiative benefits was achieved, Executive Officers had the potential to earn an award in excess of the target level to the extent that EBITDA exceeded the budgeted amount (up to a maximum of 200% of the target level if EBITDA of 140% of the budgeted amount was achieved). The objectives were designed in this fashion to ensure that Executive Officers would not receive a significant award if the targeted amount of strategic initiative benefits was not attained, but give them a strong incentive to deliver EBITDA results above expectations, which the Board believed was critical to increasing the equity value of the Company. Aggregate awards to all participants could not exceed 7.5% of EBITDA in any year. The 2008 EBITDA targets were set aggressively in order to reward our Executive Officers for success in implementing the Company's strategic initiatives and substantially improving on prior-year earnings performance.

        The MIP performance objectives for fiscal 2008 were based on a number of responsibility-specific business area goals for each Named Executive Officer as defined under "Executive Compensation" below. Goals for Messrs. Moore, Klinger and Hinrichs were based on meeting or exceeding the 2008 budgeted EBITDA and the accomplishment of specific strategic cost reduction and profit initiatives (65%). The remaining thirty-five percent (35%) of the target for Messrs. Moore, Klinger and Hinrichs was based on the discretion of the Committee and was dependent on overall Company performance, not tied to specific criteria. MIP goals for 2008 for Mr. Hunt were based on meeting or exceeding the 2008 budgeted EBITDA (50%) and the accomplishment of specific corporate strategic cost reduction and profit initiatives (50%). MIP goals for 2008 for Mr. Strickland were based on meeting or exceeding the 2008 budgeted EBITDA (50%) and Container Division profitability (50%).

        Neither the target ($852 Million) nor threshold ($767 Million) level of EBITDA for the 2008 MIP award was achieved, and no payout was made to any of the Executive Officers with respect to this performance objective. The target level ($87 Million) for the strategic initiatives program was not met, but the Committee exercised its discretion to pay MIP bonus awards with respect to this performance objective. The Committee determined that the target for fiscal 2008 would have been achieved but for the significant market-related mill downtime taken in the fourth quarter of fiscal 2008 in response to the extraordinary economic circumstances facing the Company and the U.S. economy generally. The Committee exercised its discretion to adjust the amount of the MIP awards for executive officers accordingly to recognize the significant accomplishments of management in substantially completing the strategic initiative program. The 2008 MIP Awards, expressed as a percentage of base salary, to each of the Named Executive Officers were as follows: $553,500 (50%) for Mr. Moore, $397,500 (50%) for Mr. Klinger, $130,000 (31.1%) for Mr. Hinrichs, $204,250 (50%) for Mr. Hunt, and $129,000 (36.1%) for Mr. Strickland.

        The awards under the MIP to Executive Officers prior to 2008 were structured to be paid 50% in cash and 50% in RSUs that will be distributed in shares of Common Stock three years after being earned. If the Executive Officer remained employed for the three-year period, additional shares of Common Stock equal to 20% of the original number of RSUs would be distributed to the Executive Officer, which was intended to promote long-term equity ownership and provide an incentive for the Executive Officer to remain employed with the Company. Due to the substantial loss in value of the Company's common stock (Common Stock) and because there was an insufficient number of shares available under the LTIP to pay a portion of the awards in RSUs, the MIP was amended to provide for the all-cash payout, and awards for 2008 were paid 100% in cash. The amendment also eliminated the Company premium that had previously been awarded in the form of RSUs representing 20% of the portion of the executive's MIP award which, prior to the amendment, would have been required to be deferred into RSUs. Due to the substantial loss in the value of the Common Stock, all of the RSU awards under the MIP have lost substantially all of their value, and the Executive Officers renounced their right to receive the Common Stock attributable to MIP RSU awards and Company premium RSUs with respect to the 2006 MIP.

        No annual incentive program has yet been established for 2009 in light of the Company's bankruptcy filing.

        Long-Term Incentives.    Long-term incentives in the form of stock options and RSUs were designed to align the interest of Executive Officers with those of the stockholders of the Company. Long-term incentives also include multi-year vesting requirements that encourage Executive Officers to remain employed with the Company. It has been the practice of the Committee to approve an annual grant of long-term incentive awards to the Executive Officers under the Company's 2004 Long-Term Incentive Plan (the "LTIP") which was adopted by the Board and approved by the Company's shareholders. The Committee took into consideration the value of the long-term incentives and the impact of long-term incentives on total compensation of the Executive Officers relative to the Peer Group, and has increased the levels of awards over a multi-year period to reach a level approximately equal to the median level of the Peer Group.

        The Committee historically granted long-term incentive awards to Executive Officers in the form of a combination of stock options and RSUs with 50% of the value of the grant represented by stock options and 50% by RSUs, which resulted in a practice of granting three stock options for each RSU. Stock options were granted with cliff vesting at the end of three years, and have a ten year term. RSUs are distributed in the form of Common Stock on the third anniversary of the grant date, unless the Named Executive Officer makes an election under the plan to further defer receipt of the Common Stock. The long-term incentive awards were historically granted on the date of a meeting of the Committee held in the first quarter, scheduled in advance and held several weeks following the announcement of the Company's earnings for the fourth quarter. Under the terms of the LTIP, the exercise price of all stock options was the closing price of the Company's common stock on the trading day immediately preceding the grant date. Due to the substantial loss in the value of the Common Stock, all of the outstanding long-term incentives have lost all or substantially all of their value, and all Executive Officers renounced their right to receive the shares of the Company's Common Stock attributable to RSUs granted in 2006.

        In 2006, in order to provide an additional incentive for the Executive Officers and other senior managers of the Company to achieve the strategic initiative benefits outlined in the Company's plan announced in November 2005, the Committee approved a special grant of stock options under the LTIP ("Outperformance Options") to approximately 125 officers and employees, including the Executive Officers, and has approved the grant of similar options to selected senior managers hired since the original date of this grant. The terms of these stock options varied from the typical stock options in that they would vest in 2009 provided that the Company attained a cumulative positive level of earnings before taxes for the period from 2006-2008 and the cumulative three-year targeted amount of initiative benefits is attained (with 50% of these options vesting if at least two-thirds of the targeted amount of initiatives benefits was attained). These options had a term of seven years from the date of grant. These options did not vest because the three-year targets were not achieved, and have been cancelled.

        No long-term incentives have yet been established for 2009 and beyond in light of the Company's bankruptcy filing.

        Other Benefits and Perquisites.    The Company provides customary benefits to Executive Officers such as group insurance and company-sponsored savings plans that are generally available to all other salaried employees. The Company provides very few perquisites to Executive Officers not available to salaried employees generally, which in most cases is limited to an additional level of group term life insurance, executive physicals, supplemental disability benefits and reimbursement for financial, tax planning and certain legal services for Messrs. Moore and Klinger. At the beginning of 2008, the Committee eliminated the reimbursement of country club dues as a perquisite for the Executive Officers. The perquisites provided to Named Executive Officers are more fully described in footnote (f) to the Summary Compensation Table under "Executive Compensation." The Committee had also established a policy as described below to allow the Chairman and Chief Executive Officer to use the Company aircraft for personal use for up to 30 hours per year and to receive a gross-up payment in connection with the taxable income attributed to him as the result of receiving this benefit. This policy was intended to accommodate personal travel that may be adjunct to business travel, in which the Chairman and Chief Executive Officer utilizes the Company aircraft for security and convenience. This policy was eliminated in 2009 when the Company elected not to retain its Company aircraft.

        Post-Termination Benefits.    All of the Executive Officers hired by the Company prior to January 1, 2006 participate in the Company's qualified and non-qualified pension plans for salaried employees. Executive Officers or other salaried employees hired after January 1, 2006 are not eligible to participate in such pension plans. The various benefit accrual formulas under the Company's qualified pension plan were changed to one common formula for all participants in such plan for service earned after January 1, 2007, the result of which is a reduction in the level of future qualified pension benefits that may be accrued by many participants in such plans, including Executive Officers. In 2007, the Company froze its pension plans effective January 1, 2009 to address the ongoing cost of the pension plans to the Company, and implemented an enhanced 401(k) savings plan benefit as of January 1, 2009. Three Executive Officers who were officers of Jefferson Smurfit Corporation prior to the 1998 merger with Stone Container Corporation (the Chairman and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and the Senior Vice President and Corporate Controller) are also participants in the Jefferson Smurfit Corporation Supplemental Income Plan II, which is a non-qualified, unfunded supplemental pension plan that provides participants with substantial pension benefits in addition to their qualified pension benefit. The benefit accrual formula under this plan was reduced for service earned after January 1, 2007 commensurate with the change in the formula under the qualified pension plan applicable to salaried employees generally. The three Executive Officers will continue to accrue benefits under this plan. It is not contemplated that any other Executive Officers will be named as participants in this plan, nor is it contemplated that any other Executive Officers would be provided with supplemental retirement benefits. The Company entered into an Executive Retirement Agreement with the President and Chief Operating Officer at the time of his employment in 2006 that provides substantial non-qualified pension benefits equivalent to what he had in place with his prior employer, offset by the benefits actually received from his prior employer. See "Pension Plans." Absent a court order to the contrary, it is anticipated that all of the non-qualified post-termination benefits will be considered pre-petition unsecured claims in the Company's bankruptcy proceedings.

        Employment and Severance Agreements.    The Board has approved Employment Agreements for the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice

President and Chief Financial Officer. See "Employment Agreements and Post-Termination Payments." The Committee and the Board believe that retention of these three Executive Officers is critical to the success of the Company, and that these Employment Agreements are beneficial to the Company by providing strong incentives on the part of these Executive Officers to remain employed with the Company. The Committee further believes that the terms of the Employment Agreements are customary for the three top executives at a company of the size and complexity of the Company. The Board or the Committee has also approved Employment Security Agreements for each of the other Senior Vice Presidents of the Company which, among other things, provide for payments under certain circumstances following a "change of control" of the Company. See "Employment Agreements and Post-Termination Payments." The Committee believes that these agreements are beneficial to the Company by providing for the continuity of service by these Executive Officers in the critical period surrounding a change of control transaction. Certain of the benefits provided by the Employment Agreements and the Employment Security Agreements are limited as a result of the bankruptcy filing, and the treatment of these contracts in the course of our bankruptcy proceeding is uncertain.

2008 Compensation

        At the end of 2007, the Committee reviewed Hewitt's annual Peer Group analysis in preparation for the establishment of compensation packages for 2008. Hewitt's analysis indicated that the level of base salary, annual incentives and target total compensation for the Chairman and Chief Executive Officer remained slightly above the median for the Peer Group, while the annual incentive paid in 2007 (for the 2006 plan year) continued to be significantly below the median of the Peer Group, resulting in total compensation slightly below the median for the Peer Group.

        For the 2008 compensation adjustments, the Committee considered individual performance, the Company's overall financial performance, Hewitt's research and market analysis, the value of outstanding stock awards and a total compensation summary for each of the Named Executive Officers, including base salary, annual incentive, long-term incentives, benefits and perquisites. The Committee conducted a balanced appraisal of the Company's performance in 2007, which included significant improvement in certain financial targets and above threshold level EBITDA. The Committee made adjustments in the base salaries of certain Executive Officers, including an increase in Mr. Moore's base salary to $1,107,000 (the first increase since 2005), and an increase to Mr. Klinger's base salary to $795,000. The Chairman and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer have 35% of their target bonus determined by the discretion of the Committee. In 2008, after consideration of individual and company performance and the relevant internal and external compensation data, the Committee approved a 2007 MIP award for Mr. Moore of $875,000, which included a discretionary amount of approximately $360,000; for Mr. Klinger of $635,000, which included a discretionary award of approximately $260,000; and for Mr. Hinrichs of $171,622, which included a discretionary amount of $50,000. The Committee approved LTIP awards to the Executive Officers, including 300,000 stock options and 100,000 restricted stock units to Mr. Moore and 75% of that amount to Mr. Klinger.

2009 Compensation

        As a result of the Company's financial situation, the Committee determined not to change the base salaries of any of the Named Executive Officers in 2009. MIP awards for the Named Executive Officers were paid to the Named Executive Officers as set forth under Elements and Design of Compensation—Annual Incentives. As a result of the Company's bankruptcy filing, no annual incentive program has been established for 2009 and no long-term incentives have yet been awarded in 2009.

Policies Related to Compensation

        In addition to the actions taken by the Committee in accordance with the philosophy and objectives described above, the Company has in place some specific policies relating to compensation matters that have been adopted as warranted in order to institute and document controls over certain aspects of the compensation process. Policies that impact the compensation of Executive Officers are adopted and amended by the Board or the Committee, and policies applicable to all salaried employees generally are adopted and amended by management, at the direction of either the Chairman and Chief Executive Officer or the Senior Vice President—Human Resources. Policies that impact the Company's retirement and savings plans are approved by the Administrative Committee of such plans, which is comprised of members of management.

        Compensation-related policies approved by the Board or the Committee include:

  •
  Executive Stock Ownership Guidelines.  Each Executive Officer is required to own common stock of the Company with a value equal to a multiple of his or her base salary at the time of appointment or promotion into such a position. The multiple for the Chairman and Chief Executive Officer is three times base salary; the multiple for the President and Chief Operating Officer and the Senior Vice President and Chief Financial Officer is two times base salary; and the multiple for all other Executive Officers is one time base salary. Compliance was required by the later of December 31, 2007 or within three years of the date of promotion or appointment. This policy has been suspended indefinitely due to the substantial loss in value of the Common Stock.

  •
  Limitation on Severance Payments.  Unless approved or ratified by the holders of a majority of the outstanding common stock of the Company, the Committee will not approve any agreements with any Executive Officer that provide for the payment upon retirement or other termination of employment of benefits (other than those payable in the ordinary course pursuant to retirement plans) in excess of 2.99 times the aggregate amount of the Executive Officer's then-current salary, bonus and perquisites.

  •
  Equity Award Practices.  In December 2006, the Committee adopted a set of practices that prescribe that a grant of stock options may only be approved at meetings of the Board or the Committee, and not by written consent in lieu of a meeting; that the grant date for options granted by the Senior Vice President—Human Resources pursuant to authority delegated to him by the Committee relating to non-Executive Officers shall be the fifth business day of the calendar month immediately following the first day worked, for any newly-hired employee, or the effective date of any promotion or other change in employment circumstance for any current employee; and that no discretionary awards of stock options can be made to any Executive Officer. The Company does not grant stock options based on the timing of the announcement of material non-public information and prohibits the backdating or repricing of stock options. The Committee does not expect to grant any additional stock options during the pendency of the bankruptcy.

  •
  Personal Use of Company Aircraft.  The Committee previously adopted a policy to allow the Chairman and Chief Executive Officer to use the Company aircraft for personal use for up to 30 hours per year and to provide a tax gross-up on the amount of income attributed to the Chairman and Chief Executive Officer for such use. This policy has been canceled because the Company has elected not to retain the Company aircraft.

Tax and Accounting Implications

        The Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1 million to certain persons. The Company believes that payments under the MIP are fully tax-deductible. The Committee considers accounting treatment in the process of making decisions regarding executive compensation, but makes executive compensation decisions based on the philosophy and objectives set forth above, and not primarily on the basis of tax or accounting treatment.

Conclusion

        The Committee believes that the total compensation of each of the Executive Officers, including the Named Executive Officers discussed in the tabular presentations in this annual report on Form 10-K, is reasonable and not excessive.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the Committee currently is or was during the year ended December 31, 2008, an officer, former officer or employee of the Company or any of its subsidiaries. During the year ended December 31, 2008, no Executive Officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Board. During the year ended December 31, 2008, no member of the Committee had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

        The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Committee recommended to the Company's Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

        Submitted by the Compensation Committee of the Board of Directors.

Compensation Committee
William D. Smithburg, Chairman
Connie K. Duckworth
William T. Lynch, Jr.
Jerry K. Pearlman

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation awarded to or earned by each of the Company's principal executive officer, principal financial officer, and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008 (collectively, the "Named Executive Officers"), for the fiscal year ended December 31, 2008. The three primary elements of compensation (base salary, annual incentives and long-term incentives), as well as other benefits and perquisites, are discussed in detail under "Compensation Discussion and Analysis." Pension benefits payable to the Named Executive Officers are discussed in detail under "Pension Plans," and detailed information regarding compensation of the Named Executive Officers pursuant to their employment agreements or severance agreements is set forth under "Employment Agreements and Post-Termination Payments."

        The Committee established MIP target awards for fiscal 2008 at 100% for Messrs. Moore and Klinger, and 60% for Messrs. Hinrichs, Hunt and Strickland. Actual MIP awards payable for fiscal 2008, approved on January 13, 2009, were made at the discretion of the Committee. MIP awards earned by the Named Executive Officers for the year ended December 31, 2008 were $553,500 for Mr. Moore; $397,500 for Mr. Klinger; $130,000 for Mr. Hinrichs; $204,250 for Mr. Hunt and $129,000 for Mr. Strickland. These awards were paid entirely in cash for 2008 and are disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)(a)	STOCK AWARDS ($)(b)	OPTION AWARDS ($)(c)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(d)	CHANGE IN PENSION VALUE & NON-QUALIFIED DEFERRED COMPENSATION EARNINGS ($)(e)	ALL OTHER COMPENSATION ($)(f)	TOTAL ($)
Patrick J. Moore	2008	1,089,000	0	1,032,284	(349,067)	553,500	63,285	93,527	2,482,529
Chairman and Chief	2007	1,035,000	0	1,574,052	2,471,741	437,505	47,235	127,726	5,693,260
Executive Officer	2006	1,035,000	0	1,531,062	2,769,728	600,007	1,470,016	85,173	7,490,987
Charles A. Hinrichs	2008	415,875	0	129,914	(78,053)	130,000	75,410	11,840	684,986
Senior Vice President	2007	409,500	0	249,308	355,470	85,816	82,594	20,758	1,203,447
and Chief	2006	409,500	110,000	244,839	441,220	108,937	305,650	27,485	1,647,631
Financial Officer
Steven J. Klinger	2008	783,750	0	1,035,643	(90,447)	397,500	108,966	11,022	2,246,434
President and Chief	2007	750,000	0	1,103,415	972,000	317,504	92,990	17,684	3,253,593
Operating Officer	2006	477,404	750,000	671,158	510,725	300,009	1,289	17,423	2,728,008
Craig A. Hunt	2008	403,875	0	111,094	(31,223)	204,250	70,660	11,403	770,059
Senior Vice President,	2007	386,250	50,000	177,267	263,482	81,123	21,032	17,923	997,077
General Counsel	2006	370,592	85,000	163,644	283,982	99,750	51,620	16,824	1,071,411
and Secretary
Steven C. Strickland	2008	349,000	65,000	199,963	(41,490)	129,000	0	7,750	709,223
Senior Vice President—
Container Operations

(a)
Amounts shown under "BONUS" for Messrs. Hinrichs, Hunt and Strickland represent cash bonuses paid in connection with significant corporate transactions, and for Mr. Klinger, the amount shown in this column for 2006 represents a cash signing bonus paid at the time he joined the Company.

(b)
Amounts shown under "STOCK AWARDS" include the value, computed in accordance with Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), of (1) RSUs awarded to the Named Executive Officers under the LTIP in 2006, 2007 and 2008; (2) prior year RSU awards under the LTIP and Company-matching RSUs under prior year MIP awards; and (3) RSUs, awarded based upon the average closing price of the Common Stock for the last five days of January 2008 and 2007, respectively, equivalent to the 50% of the Named Executive Officers' earned MIP award for the prior year which was required to be deferred and paid in the form of RSUs (see tables below). For the 2008 MIP, no portion of the Named Executive Officers' earned MIP award was required to be deferred and paid in the form of RSUs and there were, therefore, no Company-matching RSUs for 2008.

	(1) Value of RSUs Awarded in 2006, 2007 and 2008
	2006	2007	2008
Mr. Moore	$253,750	$283,333	$248,333
Mr. Hinrichs	$39,270	$28,333	$24,833
Mr. Klinger	$371,166	$212,500	$186,250
Mr. Hunt	$23,563	$28,333	$32,283
Mr. Strickland	—	—	$39,733

	(2) Value of RSUs Awarded Prior to 2006, 2007 and 2008, respectively
	2006	2007	2008
Mr. Moore	$677,319	$853,224	$783,951
Mr. Hinrichs	$96,652	$135,169	$105,081
Mr. Klinger	$—	$573,419	$849,393
Mr. Hunt	$40,337	$67,817	$78,810
Mr. Strickland	—	—	$160,230

	(3) Equity Portion of Earned MIP
	2006	2007	2008
Mr. Moore	$599,993	$437,495	$0
Mr. Hinrichs	$108,917	$85,806	$0
Mr. Klinger	$299,991	$317,496	$0
Mr. Hunt	$99,744	$81,117	$0
Mr. Strickland	—	—	$0

  In addition to the amounts shown in this column, RSUs were awarded as Company-matching awards for the 2006 and 2007 MIP in an amount equivalent to 20% of the deferred portion of the respective Named Executive Officer's award under the MIP, based on the average closing price of the Common Stock for the last five trading days of January 2008 and 2007, respectively (see table below). The financial statement impact of these RSUs is determined in accordance with SFAS No. 123(R). See Note 17 to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of RSUs.

	Company-Matching RSUs
	2006	2007	2008
Mr. Moore	$120,000	$87,500	$0
Mr. Hinrichs	$21,785	$17,162	$0
Mr. Klinger	$60,000	$63,500	$0
Mr. Hunt	$19,950	$16,224	$0
Mr. Strickland	—	—	$0
(c)
Amounts shown under "OPTION AWARDS" include the value, computed in accordance with SFAS 123(R), of (1) options granted in 2008, 2007 and 2006 under the LTIP; (2) Outperformance Options granted in 2006; and (3) grants of stock options to the Named Executive Officers prior to 2006, 2007 and 2008, respectively. Because the vesting requirements of the Outperformance Options were not met, the value recorded for these options in 2006 and 2007 was reversed in 2008. See Note 17 to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of stock options.

	(1) Value of Stock Options Awarded in 2006, 2007 and 2008
	2006	2007	2008
Mr. Moore	$296,111	$311,333	$250,000
Mr. Hinrichs	$48,118	$31,133	$25,000
Mr. Klinger	$179,667	$233,500	$187,500
Mr. Hunt	$28,871	$31,133	$32,500
Mr. Strickland	—	—	$40,000

(2) Value of Outperformance Options Awarded in 2006
2006
Mr. Moore	$641,667
Mr. Hinrichs	$96,250
Mr. Klinger	$331,059
Mr. Hunt	$64,167
Mr. Strickland	—

	(3) Value of Stock Options Awarded Prior to 2006, 2007 and 2008, respectively
	2006	2007	2008
Mr. Moore	$1,831,950	$2,160,408	$(599,067)
Mr. Hinrichs	$296,852	$324,337	$(103,053)
Mr. Klinger	$—	$738,500	$(277,947)
Mr. Hunt	$190,944	$232,349	$(63,723)
Mr. Strickland	—	—	$(81,490)
(d)
Amounts shown under "NON-EQUITY INCENTIVE PLAN COMPENSATION" includes the cash portion of each Named Executive Officer's award under the MIP. The Named Executive Officers were required to defer 50% of their MIP award into RSUs for the 2006 and 2007 MIP, and the Company matched 20% of the amount deferred in the form of RSUs, which vest after three years. The deferred amount is included in the amounts shown in the column titled "STOCK AWARDS" for 2006 and 2007, and the amount of the Company match for 2006 and 2007 is shown in footnote (b) above.

(e)
Amounts shown under "CHANGE IN PENSION VALUE & NON-QUALIFIED DEFERRED COMPENSATION EARNINGS" include the change in pension value from January 1, 2008 to January 1, 2009, January 1, 2007 to January 1, 2008, and from January 1, 2006 to January 1, 2007, respectively, under the Company's tax-qualified pension plan for its salaried employees, and the particular non-qualified supplemental pension plan in which each of the respective Named Executive Officers participates. In addition, the Company has a non-qualified deferred compensation plan in which Mr. Moore is the only active participant. For Mr. Moore, $34,774, $30,851 and $28,618 of income accrued during 2008, 2007 and 2006, respectively, under the non-qualified deferred compensation plan is also included in this column. Calculations for the change in pension value are based on the assumptions used for financial statement purposes as of the last day of the fiscal year except that retirement is assumed to be normal retirement age as defined in the plans (age 62 for Messrs. Moore, Klinger, Hinrichs and Hunt). Mr. Strickland is not a participant in any of the Company's pension plans. See "Pension Plans" for a more detailed discussion of retirement benefits earned by the Named Executive Officers.

(f)
Amounts shown under "ALL OTHER COMPENSATION" for 2008 include all other compensation paid to the Named Executive Officers, whether or not the particular element of compensation constitutes a perquisite that is not generally available to all salaried employees on a non-discriminatory basis and consist of (1) club dues and tax gross-ups relating thereto (see table below); (2) Contributions of $7,750 to the Company's Savings Plan for each of the Named Executive Officers; (3) Company-paid split-dollar term life insurance premiums for Mr. Moore ($12,855); (4) financial planning services fees for Mr. Moore ($19,145) and Mr. Klinger ($1,283); and (5) compensation attributable to personal use of the Company airplane by Mr. Moore ($31,956), determined by multiplying Mr. Moore's personal usage (in hours) of the plane during the year by the variable cost per hour of plane usage, plus a tax gross up ($6,103). The Company's policy of reimbursing Club Dues for the Named Executive Officers was terminated effective as of April 1, 2008, and the policy allowing Mr. Moore personal usage of the plane was canceled in 2009 when the Company elected not to retain the Company plane.

	Club Dues	Tax Gross-Ups
Mr. Moore	$10,562	$5,156
Mr. Hinrichs	$2,865	$1,225
Mr. Klinger	$1,704	$285
Mr. Hunt	$3,060	$593
Mr. Strickland	$0	$0

Grants of Plan-Based Awards Table

        The following table sets forth additional information about plan-based awards granted in the fiscal year ended December 31, 2008, or in the case of MIP awards, attributable to 2008.

		ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(a)			ALL OTHER STOCK AWARDS: NO. OF SHARES OF STOCK OR UNITS (#)(b)	ALL OTHER OPTION AWARDS: NO. OF SECURITIES UNDERLYING OPTIONS (#)(c)
							EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SHARE)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(d)
NAME	GRANT DATE	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Mr. Moore	01/13/09	$359,775	$553,500	$2,214,000
	02/27/08				100,000			$894,000
	02/27/08					300,000	$8.94	$900,000
Mr. Hinrichs	01/13/09	$81,510	$130,000	$501,600
	02/27/08				10,000			$89,400
	02/27/08					30,000	$8.94	$90,000
Mr. Klinger	01/13/09	$258,375	$397,500	$1,590,000
	02/27/08				75,000			$670,500
	02/27/08					225,000	$8.94	$675,000
Mr. Hunt	01/13/09	$122,550	$204,250	$490,200
	02/27/08				13,000			$116,220
	02/27/08					39,000	$8.94	$117,000
Mr. Strickland	01/13/09	$107,100	$129,000	$428,400
	02/27/08				16,000			$143,040
	02/27/08					48,000	$8.94	$144,000

(a)
Amounts shown in this column under "TARGET" with a grant date of "01/13/09" reflect the Named Executive Officers' award under the MIP for 2008. Amounts shown in this column under "THRESHOLD" and "MAXIMUM" reflect the minimum and maximum award the Named Executive Officer could have received under the MIP for 2008. Meeting the threshold performance level for MIP awards entitles the Named Executive Officers to the minimum award, and MIP awards are capped at two times the target MIP award for each of the Named Executive Officers for 2008 (100% of salary for Messrs. Moore and Klinger and 60% of salary for Messrs. Hinrichs, Hunt and Strickland).

(b)
Amounts shown in this column represent the number of RSUs awarded to each of the Named Executive Officers in 2008 under the LTIP.

(c)
Amounts shown in this column represent the number of stock options awarded to each of the Named Executive Officers in 2008 under the LTIP.

(d)
Amounts shown in this column for the equity based awards represent the grant date fair value of stock and option awards, computed in accordance with SFAS 123(R).

Outstanding Equity Awards at Fiscal Year-End Table

        The following table discloses information regarding outstanding awards under the LTIP and the 1998 Long-Term Incentive Plan as of December 31, 2008.

	OPTION AWARDS(a)					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS THAT HAVE NOT VESTED (#)(b)	MARKET VALUE OF SHARES OR UNITS THAT HAVE NOT VESTED ($)(c)
Mr. Moore						272,801	$70,928
	200,000	0	0	$13.13	05/01/09
	200,000	0	0	$14.25	03/14/10
	50,000	0	0	$14.42	06/15/11
	200,000	0	0	$15.38	02/12/12
	300,000	0	0	$13.53	02/20/13
	180,000	0	0	$18.78	07/22/14
	200,000	0	0	$16.37	02/23/15
	0	0	500,000	$13.05	03/02/13
	0	200,000	0	$13.05	03/02/16
	0	240,000	0	$12.75	02/26/17
	0	300,000	0	$8.94	02/27/18

	1,330,000	740,000	500,000
Mr. Hinrichs						33,100	$8,606
	20,000	0	0	$13.13	05/01/09
	10,000	0	0	$14.25	03/14/10
	15,000	0	0	$14.42	06/15/11
	50,000	0	0	$14.98	01/18/12
	20,000	0	0	$17.03	05/10/12
	50,000	0	0	$13.53	02/20/13
	30,000	0	0	$18.78	07/22/14
	32,500	0	0	$16.37	02/23/15
	0	0	75,000	$13.05	03/02/13
	0	32,500	0	$13.05	03/02/16
	0	24,000	0	$12.75	02/26/17
	0	30,000	0	$8.94	02/27/18

	227,500	86,500	75,000
Mr. Klinger						274,989	$71,497
	0	0	300,000	$13.10	03/02/13
	0	150,000	0	$13.10	05/11/16
	0	180,000	0	$12.75	02/26/17
	0	225,000	0	$8.94	02/27/18

	0	555,000	300,000
Mr. Hunt						31,386	$8,160
	60,000	0	0	$14.25	03/14/10
	15,000	0	0	$14.42	06/15/11
	12,000	0	0	$17.03	05/10/12
	12,000	0	0	$14.38	05/08/13
	12,000	0	0	$18.78	07/22/14
	13,000	0	0	$16.37	02/23/15
	0	0	50,000	$13.05	03/02/13
	0	19,500	0	$13.05	03/02/16
	0	24,000	0	$12.75	02/26/17
	0	39,000	0	$8.94	02/27/18

	124,000	82,500	50,000
Mr. Strickland						59,633	$15,505
	0	0	75,000	$10.48	03/02/13
	0	35,000	0	$10.48	03/02/16
	0	24,000	0	$12.75	02/26/17
	0	48,000	0	$8.94	02/27/18

	0	107,000	75,000

(a)
Stock options granted prior to November 1998 are fully vested and exercisable. Stock options granted after November 1998 and prior to April 2001 vest and become exercisable eight years after the date of grant, subject to acceleration based upon the attainment of pre-established stock price targets. Stock options granted between April 2001 and June 2004 vest and become exercisable at the rate of 25% each year for four years, and stock options granted subsequent to June 2004 vest and become exercisable on the third anniversary of the award date.

(b)
This column includes RSUs awarded under the LTIP and Company-matching RSUs awarded under the MIP.

(c)
Amounts shown under this column represent the value of the Common Stock as of December 31, 2008 ($0.26 per share) multiplied by the number of RSUs held by each of the Named Executive Officers.

Option Exercises and Stock Vested Table

        The following table summarizes information regarding the exercise of options and the vesting of stock awards during the fiscal year ended December 31, 2008.

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)
Mr. Moore	0	0	85,237	$723,781
Mr. Hinrichs	0	0	13,912	$118,038
Mr. Klinger	0	0	0	$0
Mr. Hunt	0	0	6,257	$53,002
Mr. Strickland	0	0	0	$0

PAYMENTS ON TERMINATION AND CHANGE IN CONTROL

Pension Benefits Table

        The Company provides retirement benefits to each of the Named Executive Officers (other than Messrs. Klinger and Strickland) under a tax-qualified defined benefit pension plan (the Smurfit-Stone Container Corporation Pension Plan for Salaried Employees (the "Pension Plan", or the "JSC Pension Plan", "Stone Pension Plan" or "Universal Pension Plan", as defined below)) and one of three non-qualified defined benefit pension plans (the Jefferson Smurfit Corporation Supplemental Income Pension Plan II ("SIPP II"), the Jefferson Smurfit Corporation Supplemental Income Pension Plan III/Stone Top-Hat Plan/St. Laurent Paperboard Executive Supplemental Retirement Plan ("SIPP III"), or the plan established pursuant to the Executive Retirement Agreement with Mr. Klinger (the "Klinger Retirement Agreement")). Benefits provided under the Pension Plan are based on one of two sets of plan provisions for service prior to January 1, 2007. Benefits for employees of the former Jefferson Smurfit Corporation are determined under the Jefferson Smurfit Corporation Pension Plan (the "JSC Pension Plan"). For service after December 31, 2006, benefits are based on the provisions of the Universal Pension Plan. All benefit accruals in the Pension Plan ceased as of December 31, 2008. The following table discloses information regarding the present value of the current accrued pension benefits of the Named Executive Officers computed as of December 31, 2008. There were no payments made to the Named Executive Officers pursuant to these plans during the last fiscal year. See "Compensation Discussion and Analysis—Post-Termination Benefits" for additional information regarding the Company's pension plans.

NAME	PLAN NAME(a)	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)(b)
Mr. Moore	Tax-Qualified Pension Plan	22	$437,277
	SIPP II	22	$6,495,700

	Total		$6,932,977
Mr. Hinrichs	Tax-Qualified Pension Plan	14	$281,385
	SIPP II	14	$1,055,922

	Total		$1,337,307
Mr. Klinger	Executive Retirement Agreement	2	$203,245

	Total		$203,245
Mr. Hunt	Tax-Qualified Pension Plan	18	$239,769
	SIPP III	18	$212,834

	Total		$452,603
Mr. Strickland	N/A	N/A	$0

	Total		$0

(a)
Tax-Qualified Pension Plan means the Smurfit-Stone Container Corporation Pension Plan for Salaried Employees. All of the other plans are non-qualified plans, and are described below.

(b)
The assumptions used in computing the actuarial present value of accumulated benefits of the Named Executive Officers presented in the Pension Benefits Table are the same as those used in Note 15 to the Consolidated Financial Statements. A discount rate of 6.25% was used for the December 31, 2008 calculation. The mortality table used to estimate the life expectancy of the Named Executive Officers was the RP2000 Combined Mortality projected to 2006 on Scale AA with no collar adjustments. For lump-sum payments, an interest rate of 6.75% was used for the first five years, 7.00% for the next 15 years and 6.50% after 20 years, and the mortality table used was the 2009 combined static PPA funding mortality, blended 50% male and 50% female, and projected to the assumed payment date based on Scale AA. No pre-retirement decrements were taken into account. The form of payment assumed a life annuity for Mr. Hunt, a five-year payout for Mr. Klinger and lump-sum payouts for Messrs. Moore and Hinrichs. The assumed normal retirement age used in these computations is 62, the earliest age at which unreduced benefits are available to a plan participant pursuant to the terms of the respective plans. Mr. Klinger's normal retirement age is assumed to be 62 under the Klinger Retirement Agreement. Mr. Hinrichs is the only Named Executive Officer currently eligible for early retirement under any of the Company's pension plans. Under the Tax-Qualified Pension Plan and SIPP II, employees age 55 or older with at least five years of service are eligible for early retirement. Mr. Hinrichs would receive the benefit provided under the JSC Pension Plan for service through December 31, 2006, reduced by 5/12% for each month by which his commencement of pension benefit payments precedes his 62nd birthday, plus the benefit provided under the Universal Pension Plan for service from January 1, 2007 through December 31, 2008 reduced by 0.5% for each month by which his commencement of pension benefit payments precedes his 65th birthday. His benefit under SIPP II would be reduced by 5/12% for each month by which his commencement of pension benefit payments precedes his 62nd birthday. For service for the period after January 1, 2007, his benefit under SIPP II would be further reduced to the same extent his benefit under the Tax-Qualified Pension Plan was reduced upon the change to the Universal Pension Plan formula. See "Pension Plans" below for a description of, and benefit formulas under, the Tax-Qualified Pension Plan, the JSC Pension Plan and SIPP II. Mr. Strickland does not participate in any of the Company's pension plans.

PENSION PLANS

Tax-Qualified Pension Plan

        Salaried employees hired before January 1, 2006 are eligible to participate in this plan. The plan provisions that apply for benefit accruals before January 1, 2007 are based on the company with which the employee originally became employed. For accruals after December 31, 2006, the Universal Pension Plan provisions apply. All benefit accruals ceased as of December 31, 2008. The normal form of payment is a single life annuity with survivor options provided on an actuarially equivalent basis.

Jefferson Smurfit Corporation Pension Plan

        Participants earn service for the period of employment prior to January 1, 2007. The benefit formula is 1.5% of final average earnings minus 1.2% of the primary insurance amount, all multiplied by years of service. Earnings include total compensation except for payments under annual incentive plans, and any long-term incentive program or employment contract, up to the applicable tax-qualified plan compensation limit ($230,000 in 2008). Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to December 31, 2008. Participants vest in their benefits after completing five years of service with the Company. The normal retirement age is age 65, but participants who complete 25 years of service or are age 55 with five years of service may elect to retire early. Benefits are reduced by 5% per year from age 65 if the participant has less than 10 years of service at termination and from age 62 if the participant has at least 10 years of service.

Universal Pension Plan

        Participants earn service for the period of employment with the Company for the period after December 31, 2006 and prior to January 1, 2009. The benefit formula is 0.9% of final average earnings plus 0.4% of final average earnings in excess of covered compensation, all multiplied by years of service up to 30 years (or 30 years less service earned prior to January 1, 2007 under the predecessor plan). Earnings include total compensation except for payments under the MIP, certain other annual incentive plans and any long-term incentive program or employment agreement, up to the applicable tax-qualified plan compensation limit ($230,000 in 2008). Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to the earlier of termination or December 31, 2008. Participants vest in their benefits after completing five years of service with the Company. The normal retirement age is age 65, but participants who are age 55 with 10 years of service may elect to retire early. Benefits are reduced by 6% per year from age 65.

SIPP II

        SIPP II was designed to provide a benefit to certain participants selected by the Jefferson Smurfit Corporation Board of Directors. The Company has not admitted new participants into this plan since 1998, and only three currently active officers of the Company are participants, including Messrs. Moore and Hinrichs. Participants earn service for the period of employment with the Company. The benefit formula is 2.5% of final average earnings multiplied by service limited to 20 years plus 1.0% of final average earnings multiplied by service in excess of 20 years minus 1.2% of the primary insurance amount multiplied by service and less the benefit earned under the tax-qualified pension plan. The portion of the benefit earned for service after December 31, 2006 (before the tax-qualified offset) is adjusted by a fraction, the numerator of which is the portion of the Universal tax-qualified benefit that would have been earned for service after December 31, 2006 if benefit accruals had not ceased under the Universal Plan and the denominator of which is the tax-qualified benefit that would have been earned for service after December 31, 2006 if the JSC Pension Plan provisions had not been amended. Earnings are base pay plus amounts earned under the MIP. Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to termination. All of the current participants in this plan are vested in their benefits. The normal retirement age is age 65, but participants who are age 55 with five years of service may elect to retire early. The benefit is reduced by 5% per year from age 65 if the participant has less than 10 years of service at termination and from age 62 if the participant has at least 10 years of service. For the portion of the benefit earned for service after December 31, 2006, the early commencement factors are applied to the respective benefits before the fractional adjustment described above is made. The normal form of payment is a single-life annuity. Participants were required to elect to receive their benefits in the form of a lump-sum distribution or another optional form, which is actuarially equivalent, by making a written election by December 31, 2008. Both Mr. Moore and Mr. Hinrichs elected the lump sum-distribution.

SIPP III

        SIPP III restores benefits to participants whose compensation exceeds the applicable tax-qualified plan compensation limits ($230,000 in 2008). The provisions of SIPP III are the same as the relevant portion of the Pension Plan described above, except earnings above the applicable tax-qualified plan compensation limit are used. This SIPP III benefit is then offset by the Pension Plan benefit. All benefit accruals ceased as of December 31, 2008.

Executive Retirement Agreement with Mr. Klinger

        The Klinger Retirement Agreement was designed to provide a target benefit to Mr. Klinger. Service is earned while he is employed by the Company. The benefit formula is 50% of final average earnings, less $30,678 and benefits earned under any Company sponsored retirement plans, excluding accruals attributable to salary deferrals and matching employer contributions. Earnings include basic salary and annual incentive bonuses, but exclude compensation under long-term incentive plans and any other bonus or incentive compensation. Final average earnings are the average of the highest four consecutive years of earnings out of the last 10 years prior to termination. Mr. Klinger is immediately vested in his benefit. Prior to completing 15 years of service with the Company, the benefit will be prorated by the ratio of service at termination to 15. Mr. Klinger is entitled to a full retirement benefit after completion of 15 years of service. Benefits commence on the first day of the seventh month following termination, if he has completed at least 15 years of service, or on the later of age 62 or the first day of the seventh month following termination if he has not completed 15 years of service. The normal form of payment is a single-life annuity. The value of the single-life annuity benefit is converted and paid in five equal annual installments.

        The impact of the Company's bankruptcy filing on the Pension Plan, SIPP II, SIPP III and the Klinger Retirement Agreement is unknown at this time.

Non-Qualified Deferred Compensation Table

        The following table discloses contributions, earnings and balances under the Company's non-qualified deferred compensation plan for Mr. Moore as of December 31, 2008. This non-qualified deferred compensation plan is no longer offered by the Company, and Mr. Moore is the only Named Executive Officer participating in the plan. He is no longer eligible to make executive contributions to the plan, and the Company makes no registrant contributions to the plan. The only contributions made to this plan were employee contributions of deferred bonus payments from 1991. Earnings in Mr. Moore's account accrue on the basis of a fixed rate of interest tied to Moody's Corporate Bond Yield Index plus 2%. The earnings represent an unfunded liability of the Company. Subject to the impact of our bankruptcy filing, Mr. Moore will be entitled to receive the payout under this plan only upon retirement or other termination of employment with the Company.

NAME	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEAR ($)	AGGREGATE EARNINGS IN LAST FISCAL YEAR ($)(a)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT LAST FISCAL YEAR END ($)(a)
Mr. Moore	$0	$34,774	$0	$449,779

(a)
The amount shown in the column titled Aggregate Earnings in Last Fiscal Year for Mr. Moore is included in the Change in Pension Value & Non-Qualified Deferred Compensation Earnings column of the Summary Compensation Table for 2008, and the portion of the amount shown in the column titled Aggregate Balance at Last Fiscal Year End for Mr. Moore attributable to aggregate earnings in 2006 and 2007 ($28,618 and $30,851, respectively) was reported in that column of the Summary Compensation Table for such years.

DIRECTOR COMPENSATION

        Each Independent Director is entitled to receive an annual fee of $120,000 as compensation for serving on the Board. Independent Directors also receive a fee of $1,500 per Board and committee meeting attended, plus travel expenses. The Chairman of the Audit Committee receives an additional fee of $10,000 annually, and the Chairmen of the Compensation Committee, the Nominating and Governance Committee and the Strategy and Finance Committee receive an additional fee of $7,500 annually. Mr. O'Connor, as Lead Independent Director, also receives a fee of $20,000 annually for his service in that capacity. The Company also maintains a matching gift program for charitable donations of up to $7,500 per year made by Independent Directors. Messrs. Moore and Klinger do not receive any additional compensation by reason of their membership on, or attendance at meetings of, the Board. In 2008, the annual fee of $120,000 was payable $50,000 in cash and $70,000 in restricted stock units ("RSUs"), which were valued on the date of the 2008 annual meeting of stockholders. In light of the significant deterioration of the equity value of the Company's common stock, the Nominating and Governance Committee determined that the annual fee and all Committee and meeting fees would be paid entirely in cash in 2009.

        Compensation for members of the Board has been established and is reviewed annually by the Nominating and Governance Committee. The Nominating and Governance Committee may not delegate its authority regarding Director compensation. The Nominating and Governance Committee considers the time spent on Board matters, which has dramatically increased in recent years, as well as the need to attract and retain high quality directors, as the key factors in determining such compensation. In particular, in 2008 the Nominating and Governance Committee approved additional compensation for Committee Chairmen and the Lead Independent Director to recognize the significant commitment of time required by these positions. In determining the form and amount of director compensation, the Nominating and Governance Committee periodically solicits analysis from Hewitt Associates, LLP, the consultant retained by the Compensation Committee, regarding the level and form of director compensation at companies of similar size and complexity to the Company. No Executive Officer has a role in determining or recommending Director compensation. The Board previously adopted a policy to require Independent Directors to hold at least $100,000 worth of Common Stock at all times, but has indefinitely suspended such policy due to the significant deterioration in the value of the Company's common stock.

Director Compensation Table

        The following table discloses compensation paid for the fiscal year ended December 31, 2008 to the Independent Directors for serving as members of the Board. For information relating to compensation of Messrs. Moore and Klinger, the Company's Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, see "Executive Compensation."

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(a)	OPTION AWARDS ($)(b)	ALL OTHER COMPENSATION ($)(c)	TOTAL ($)
James R. Boris(d)(e)	$16,000	$132,897	$0	$0	$148,897
Connie K. Duckworth(d)(e)	$17,500	$116,397	$0	$0	$133,897
Alan E. Goldberg(e)(f)	$0	$53,897	$0	$0	$53,897
William T. Lynch, Jr.(e)	$87,500	$53,897	$0	$7,500	$148,897
James J. O'Connor(e)	$113,500	$53,897	$1,466	$7,500	$176,363
Jerry K. Pearlman(e)(g)(h)	$96,000	$53,897	$1,466	$69,582	$220,945
Thomas A. Reynolds, III(e)	$78,500	$53,897	$1,466	$0	$133,863
Eugene C. Sit(e)(i)	$33,500	$53,897	$0	$12,067	$99,464
William D. Smithburg(d)(e)	$17,500	$125,397	$0	$0	$142,897

(a)
Amounts shown under "STOCK AWARDS" include the portion of the annual director compensation paid in RSUs in 2008 and prior years based upon the value reflected in the Company's 2008 financial statements in accordance with SFAS 123(R). RSUs convert to Common Stock on the third anniversary of the grant date. See Note 17 to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of RSUs.

(b)
Amounts shown under "OPTION AWARDS" include prior year awards of stock options, based upon the value reflected in the Company's 2008 financial statements in accordance with SFAS 123(R). Stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant, subject to acceleration based upon the attainment of pre-established stock price targets, while stock options granted after April 2001 vest and become exercisable at the rate of 25% each year for four years. Stock options are no longer granted to Directors as part of the compensation program. See Note 17 to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of stock options.

(c)
Amounts shown under "ALL OTHER COMPENSATION" include the respective matching gift made by the Company to the charities designated by each respective director under the Company's matching gift program for charitable donations by Independent Directors.

(d)
Messrs. Boris and Smithburg and Ms. Duckworth defer a portion of their Director compensation into RSUs, which convert to Common Stock on the third anniversary of the award date. The amount shown under "STOCK AWARDS" for Messrs. Boris and Smithburg and Ms. Duckworth include $79,000, $71,500, and $62,500, respectively, of 2008 director fees deferred and taken in the form of RSUs.

(e)
The aggregate number of RSUs outstanding at fiscal year end for each of the directors is 63,580 for Mr. Boris, 43,662 for Ms. Duckworth, 19,681 for Messrs. Lynch, O' Connor, Pearlman and Reynolds and 59,072 for Mr. Smithburg; and the aggregate number of stock options outstanding at fiscal year end for each of the directors is 3,000 for Messrs. Boris, Lynch and Smithburg, 10,500 for Mr. O'Connor, 12,000 for Messrs. Pearlman and Reynolds and 0 for Ms. Duckworth. Mr. Goldberg retired from the Company's Board of Directors on October 31, 2008 and held 19,681 RSUs and 9,000 stock options as of that date. Mr. Sit passed away on June 24, 2008. At the time of his death he held 23,104 RSUs.

(f)
Mr. Goldberg had elected not to receive any cash compensation for serving as a Director. The Company allocated an amount equal to Mr. Goldberg's cash compensation for serving as a Director to the Company's charitable trust, which makes charitable contributions under the direction of a board of directors comprised of members of management.

(g)
The amount shown under the "FEES EARNED OR PAID IN CASH" to Mr. Pearlman was deferred in accordance with the Smurfit Stone Container Corporation Non-Employee Director Deferred Compensation Plan, and it is anticipated that it will be treated as an unsecured claim in the Company's bankruptcy proceeding.

(h)
The amount shown under "ALL OTHER COMPENSATION" for Mr. Pearlman includes $39,582 of accrued interest on deferred director fees based upon Moody's Corporate Bond Index plus 2%. This column also includes a $30,000 annual deferred director fee for retired directors of Stone Container Corporation under a deferred director fee plan for former directors of Stone Container Corporation, a predecessor of the Company.

(i)
The amount shown under "ALL OTHER COMPENSATION" for Mr. Sit reflects accrued interest on deferred director fees based upon Moody's Corporate Bond Index plus 2%.

EMPLOYMENT AGREEMENTS AND POST-TERMINATION PAYMENTS

        The Company has entered into agreements (the "Employment Agreements") with Messrs. Moore, Klinger and Hinrichs. The Employment Agreements require the executives to devote substantially all of their business time to the Company's operations through the term of each executive's respective Employment Agreement, unless sooner terminated by either party in accordance with the provisions of such Employment Agreement. The Employment Agreements provide that the executives shall be eligible to participate in any annual performance bonus plans, long-term incentive plans, and/or equity-based compensation plans established or maintained by the Company for its senior executive officers, including the MIP and the LTIP.

        The Employment Agreements provide that if the Company terminates the executive's employment "without cause" or the executive terminates his employment with "good reason", the Company will: (i) pay the executive the full amount of base salary and annual bonus that the Company would have paid under the Employment Agreement had the executive's employment continued to the end of the employment term; (ii) continue the executive's coverage under the Company's medical, dental, life, disability, pension, profit-sharing and other executive benefit plans through the end of the employment term; (iii) provide the executive with certain perquisites until the end of the employment term, provided that these Company-provided perquisites will be reduced to the extent the executive receives comparable perquisites without cost during a period of 36 months for Mr. Moore, and 24 months for Messrs. Klinger and Hinrichs following each executive's employment termination (the "Post Termination Period"); (iv) continue to count the period through the end of the employment term for purposes of determining the executive's age and service with the Company with respect to (A) eligibility, vesting and the amount of benefits under the Company's executive benefit plans, and (B) the vesting of any outstanding stock options, restricted stock or other equity-based compensation awards; and (v) provide outplacement services.

        The Employment Agreements also provide that if, within 24 months following a "change of control" of the Company, the Company terminates the executive's employment "without cause" or the executive terminates his employment with "good reason", the Company will: (i) pay the executive a multiple of three times for Mr. Moore, and two times for Messrs. Klinger and Hinrichs the executive's base salary, as in effect on the date of his termination; (ii) a multiple of three times for Mr. Moore, and two times for Messrs. Klinger and Hinrichs the highest of (A) the average annual bonus paid for a prescribed period immediately preceding the executive's employment termination, (B) the target bonus for the fiscal year in which such termination of employment occurs, or (C) the actual bonus attained for the fiscal year in which such termination occurs; (iii) continue the executive's coverage under the Company's medical, dental, life, disability, and other executive benefit plans for the Post Termination Period; (iv) pay the value of continued coverage during the Post Termination Period under any pension, profit-sharing or other retirement plan maintained by the Company; (v) continue to provide the executive with certain perquisites, provided that these Company-provided perquisites will be reduced to the extent the executive receives comparable perquisites without cost during the Post Termination

Period; (vi) immediately vest all stock options, restricted stock and other equity-based awards; and (vii) pay for certain outplacement services to the executive. The Company generally must make the payments described above within 10 days of the executive's employment termination. Furthermore, the Employment Agreements provide that if the payments and benefits described above would be "excess parachute payments" as defined in Code Section 280G, with the effect that the executive is liable for the payment of an excise tax, then the Company will pay the executive an additional amount to "gross up" the executive for such excise tax.

        In general, each of the following transactions is considered a change in control under the Employment Agreements: (a) a third party's acquisition of 20% or more of the Common Stock; (b) an unapproved change in the majority of the Board; (c) completing certain reorganization, merger or consolidation transactions or a sale of all or substantially all of the Company's assets; or (d) the complete liquidation or dissolution of the Company.

        The Employment Agreements also prohibit the executives from: (i) disclosing the Company's confidential information, inventions or developments; (ii) diverting any business opportunities or prospects from the Company; and (iii) during their employment and for a period of up to two years following termination of their employment, competing with any business conducted by the Company or any of its affiliates, or soliciting any employees, customers or suppliers of the Company within the United States.

        Several other executives (including Messrs. Strickland and Hunt) are parties to Employment Security Agreements (collectively, the "Severance Agreements") with the Company. The Severance Agreements provide for a lump sum payment based on a specified multiple of salary and bonus plus the payment of certain fringe benefits under certain circumstances within two years after a "change of control" (as such term is defined in the Severance Agreements).

        The tables set forth below reflect the incremental cost to the Company of providing payments and benefits, which are generally not available on a non-discriminatory basis, in connection with a change of control of the Company or, with respect to Messrs. Moore, Hinrichs and Klinger, any termination, including involuntary termination without cause and voluntary termination with good reason, death, and disability. No amounts are payable to any of the Named Executive Officers in the event that their employment is involuntarily terminated for cause. Messrs. Moore, Klinger and Hinrichs would be entitled to payment of MIP awards under their respective Employment Agreements in the event they voluntarily terminate their employment without good reason. The incremental cost to the Company for vesting stock options is reported as zero since the exercise prices of the Named Executive Officers' outstanding stock options were greater than the Company's stock price on December 31, 2008. The computation of health and welfare benefits is based on the assumptions applied under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions. The amounts shown in the tables assume that such terminations occurred on December 31, 2008, and thus only include amounts earned through such time. The actual amounts that would be paid out under each circumstance can only be determined at the time of separation. Certain of the benefits provided by the Employment Agreements and the Employment Security Agreements are limited as a result of the bankruptcy filing, and the treatment of these contracts in the course of our bankruptcy proceeding is uncertain.

Mr. Moore

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Voluntary Termination of Employment for Other Than Good Reason ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$6,642,000	$0	$0	$0	$0	$6,642,000
2008 Management Incentive Plan	$553,500	$1,107,000	$1,107,000	$1,107,000	$0	$553,500
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$70,928	$0	$70,928	$70,928	$70,928	$70,928
Retirement Benefits
Pension Plan	$769,000	$0	$0	$0	$0	$769,000
Qualified 401(k) Plan	$51,450	$0	$0	$0	$0	$51,450
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$91,000	$0	$0	$0	$0	$91,000
Life Insurance and Death Benefit Payout	$0	$0	$1,107,000	$0	$0	$0
Disability Payments	$0	$0	$0	$510,000	$0	$0
Perquisites and Tax Payments
Perquisites	$52,235	$0	$0	$0	$0	$52,235
Outplacement	$50,000	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$3,309,338

Total	$8,280,113	$1,107,000	$2,284,928	$1,687,928	$70,928	$11,589,451

Mr. Klinger

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Voluntary Termination of Employment for Other Than Good Reason ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$3,180,000	$0	$0	$0	$0	$3,180,000
2008 Management Incentive Plan	$397,500	$795,000	$795,000	$795,000	$0	$397,500
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$50,191	$0	$71,497	$71,497	$71,497	$71,497
Retirement Benefits
Pension Plan	$356,000	$0	$0	$0	$0	$356,000
Qualified 401(k) Plan	$34,300	$0	$0	$0	$0	$34,300
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$36,000	$0	$0	$0	$0	$36,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$0	$614,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0
Outplacement	$50,000	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$1,481,032

Total	$4,103,991	$795,000	$866,497	$1,480,497	$71,497	$5,606,329

Mr. Hinrichs

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Voluntary Termination of Employment for Other Than Good Reason ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$1,337,600	$0	$0	$0	$0	$1,337,600
2008 Management Incentive Plan	$130,000	$250,800	$250,800	$250,800	$0	$130,000
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$5,518	$0	$8,606	$8,606	$8,606	$8,606
Retirement Benefits
Pension Plan	$323,000	$0	$0	$0	$0	$323,000
Qualified 401(k) Plan	$34,300	$0	$0	$0	$0	$34,300
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$50,000	$0	$0	$0	$0	$50,000
Life Insurance and Death Benefit Payout	$0		$418,000	$0	$0	$0
Disability Payments	$0	$0	$0	$489,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0
Outplacement	$50,000	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$706,575

Total	$1,930,418	$250,800	$677,406	$748,406	$8,606	$2,640,081

Mr. Hunt

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$0	$0	$0	$0	$1,116,053
2008 Management Incentive Plan	$204,250	$204,250	$204,250	$0	$204,250
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$0	$8,160	$8,160	$8,160	$8,160
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0
Qualified 401(k) Plan	$0	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$30,000
Life Insurance and Death Benefit Payout	$0	$408,500	$0	$0	$0
Disability Payments	$0	$0	$651,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0

Total	$204,250	$620,910	$863,410	$8,160	$1,408,463

Mr. Strickland

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$0	$0	$0	$0	$964,000
2008 Management Incentive Plan	$129,000	$129,000	$129,000	$0	$129,000
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$0	$15,505	$15,505	$15,505	$15,505
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0
Qualified 401(k) Plan	$0	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$48,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$444,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0

Total	$129,000	$144,505	$588,505	$15,505	$1,206,505

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EXISTING EQUITY COMPENSATION PLAN INFORMATION

        The table below shows information with respect to all of our equity compensation plans as of February 28, 2009. As of February 28, 2009, there were 23,680,301 shares of Common Stock reserved for issuance under all of the stock- based incentive plans of the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($ per share)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column at Left)(#)
Equity compensation plans approved by security holders	11,991,151	13.13	9,164,124
Equity compensation plans not approved by security holders	0	N/A	0

Total	11,991,151	13.13	9,164,124

(a)
Does not include 2,525,026 shares to be issued upon conversion of RSUs that have been awarded under the LTIP, but which have not yet vested.

PRINCIPAL STOCKHOLDERS

Security Ownership of Certain Beneficial Owners

        The table below sets forth certain information regarding the beneficial ownership of Common Stock by each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock as of February 28, 2009. Except as noted below, the stockholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)	Percent of Common Stock
Wellington Management Company, LLP	29,113,422	11.37%
75 State Street Boston, Massachusetts 02109
Fiduciary Counselors Inc.	21,832,774	8.96%
700 12th Street NW Washington, D.C. 20005
Platinum Investment Management Limited	14,666,837	5.7%
c/o Platinum Investment Management Level 8 7 Macquarie Place Sydney, Australia 2000

(a)
The number of shares of Common Stock beneficially owned and the percentages shown above were determined solely by a review of Schedules 13G filed with the SEC, which state that (i) of the shares shown as beneficially owned by Wellington Management Company, LLP, such beneficial owner had sole voting and dispositive power as to none of such shares, shared voting power as to 15,908,609 of such shares and shared dispositive power as to 28,986,322 of such shares, and (ii) of the shares shown as beneficially owned by Fiduciary Counselors Inc., such beneficial owner had sole voting and dispositive power as to none of such shares and shared dispositive power as to all of such shares.

Security Ownership of Management

        The table below sets forth certain information regarding the beneficial ownership of shares of Common Stock as of February 28, 2009 for (i) each Director, (ii) each of the Named Executive Officers (as defined below) and (iii) all Directors and Executive Officers (as defined below) of the Company as a group.

	SHARES OF COMMON STOCK
NAME	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(a)(b)	PERCENT OF COMMON STOCK(c)
Patrick J. Moore	1,779,491	0.7%
Steven J. Klinger	66,492	*
Charles A. Hinrichs	314,529	0.1%
Craig A. Hunt	170,292	*
Steven C. Strickland	8,158	*
James R. Boris	67,026	*
Connie K. Duckworth	37,901	*
William T. Lynch Jr.	27,134	*
James J. O'Connor	38,908	*
Jerry K. Pearlman	40,852	*
Thomas A. Reynolds III	90,933	*
William D. Smithburg	65,956	*
All directors and executive officers as a group (20 Persons)	3,543,883	1.4%

(a)
Shares shown as benefically owned include the number of shares of Common Stock that Directors and Executive officers have the right to acquire within 60 days after February 28, 2009 pursuant to exercisable options under the stock option plans maintained by the Company (1,530,000 for Mr. Moore; 0 for Mr. Klinger; 260,000 for Mr. Hinrichs; 143,500 for Mr. Hunt; 0 for Mr. Strickland; 3,000 for Messrs. Boris, Lynch and Smithburg; 10,500 for Mr. O'Connor; 12,000 for Messrs. Pearlman and Reynolds; 0 for Ms. Duckworth; and 2,590,260 for all Directors and Executive Officers as a group); and RSUs held by Directors and Executive Officers which, although fully vested, have no voting rights until converted to Common Stock on the third anniversary of the date awarded to them (124,197 for Mr. Moore; 62,437 for Mr. Klinger; 19,445 for Mr. Hinrichs; 18,085 for Mr. Hunt; 8,158 for Mr. Strickland; 43,899 for Mr. Boris; 23,981 for Ms. Duckworth; 39,391 for Mr. Smithburg; and 445,803 for all Directors and Executive Officers as a group).

(b)
Shares shown include the number of shares of Common Stock held in the Savings Plan maintained by the Company as of December 31, 2008, which the executive officers have the right to vote.

(c)
Based upon a total of 256,178,274 shares of Common Stock issued and outstanding as of February 28, 2009. Percentages less than 0.1% are indicated by an asterisk.

        In addition to the shares of Common Stock and RSUs beneficially owned set forth above, Directors and Executive Officers held the number of unvested RSUs set forth opposite their respective names as of February 28, 2009.

NAME	Total Number of RSUs held
Patrick J. Moore	280,888
Steven J. Klinger	274,989
Charles A. Hinrichs	21,890
Craig A. Hunt	24,619
Steven C. Strickland	59,633
James R. Boris	19,681
Connie K. Duckworth	19,681
William T. Lynch Jr.	19,681
James J. O'Connor	19,681
Jerry K. Pearlman	19,681
Thomas A. Reynolds III	19,681
William D. Smithburg	19,681
All Directors and Executive Officers as a group (20 Persons)	1,020,037

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        It is the responsibility of the Company's Audit Committee to review and approve all material related party transactions pursuant to its Charter. The Audit Committee's current practice with respect to the review and approval of related party transactions is to apply standards consistent with the director independence standards of Nasdaq and the disclosure requirements of the SEC for such transactions.

        Each of the Directors other than Mr. Moore and Mr. Klinger satisfies the definition of an independent director set forth in the Company's Corporate Governance Guidelines and Principles, and is referred to as an "Independent Director". In reaching its determination that Mr. Smithburg is an Independent Director, the Board considered the fact that Mr. Smithburg is a member of the board of directors of Barry-Wehmiller Companies, Inc., which sold the Company equipment for $28 million, $15 million and $15 million during 2008, 2007 and 2006, respectively, and a member of the board of directors of Abbott Laboratories, to which the Company sold products for $5 million in 2008. Such sales were made on an arm's-length basis, and Mr. Smithburg received no direct or indirect benefit from such transactions merely as a result of his serving on such companies' boards of directors. In reaching its determination that Mr. O'Connor is an Independent Director, the Board considered the fact that Mr. O'Connor has since February 2007 been a member of the board of directors of Armstrong World Industries, Inc., to which the Company sold products for $4 million and $3 million in 2008 and 2007, respectively. Such sales were made on an arms-length basis, and Mr. O'Conor received no direct or indirect benefit from such transactions merely as a result of his serving on such Company's board of directors. In reaching its determination that Mr. Reynolds is an Independent Director, the Board considered the fact that the fees paid to Mr. Reynolds' law firm in 2008 were a minor percentage of the firm's revenues.

        The Bylaws of the Company provide that the Independent Directors shall hold regularly scheduled meetings ("Executive Sessions") where only Independent Directors are present, and shall elect one director to act as the Lead Independent Director to preside at all Executive Sessions. Mr. O'Connor currently serves as Lead Independent Director. The Board held 13 meetings in 2008, and the Independent Directors held Executive Sessions at six meetings. The Board maintains four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and a Strategy and Finance Committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Ernst & Young LLP, independent registered public accounting firm for the Company since July 1982, has been appointed by the Audit Committee of the Company's Board of Directors as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

        The following table shows fees for professional services rendered by Ernst & Young LLP for 2007 and 2008:

	2007	2008
Audit Fees	$2,602,200	$2,724,650
Audit-Related Fees	247,500	353,410
Tax Fees	392,056	247,467
All Other Fees	0	0

Total	$3,241,756	$3,325,527

        Audit fees include services for the audit of the consolidated financial statements, attesting to the effectiveness of the Company's internal control over financial reporting, the review of the quarterly financial statements, filings of registration statements with the SEC, comfort letters for underwriters, consultation concerning financial accounting and reporting standards and international statutory audits. Audit-related fees include audits of employee benefit plans, attest services related to financial reporting that are not required by statute or regulation and audits of disposed businesses. Tax fees include services for federal, state and foreign tax compliance and tax research assistance.

        All audit, tax and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting. During 2007 and 2008, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy. The Audit Committee reviews all relationships with Ernst & Young LLP, including the provision of non-audit services, which may relate to the independent registered public accounting firm's independence. The Audit Committee considered the effect of Ernst & Young LLP's non-audit services in assessing the independence of such independent registered public accounting firm and concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

        The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and our stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

(3)
Exhibits.

2.1	(a)	Asset Purchase Agreement, dated May 11, 2006, by and among Smurfit-Stone Container Enterprises, Inc.("SSCE"), Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.1 to Smurfit-Stone Container Corporation's ("SSCC") Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).
2.1	(b)	Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.2 to SSCC's Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).
2.2		Asset Purchase Agreement, dated August 8, 2007, by and among SSCE, Georgia-Pacific Brewton LLC and Georgia-Pacific LLC (incorporated by reference to Exhibit 2.1 to SSCC's Current Report on Form 8-K filed August 10, 2007 (File No. 0-23876)).
3.1		Restated Certificate of Incorporation of SSCC (incorporated by reference to Exhibit 3(a) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).
3.2	(a)	Second Amended and Restated Bylaws of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 3.2 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-23876)).
3.2	(b)	Amendment to Second Amended and Restated Bylaws of SSCC (incorporated by reference to Exhibit 3.1 to SSCC's Current Report on Form 8-K filed March 2, 2007 (File No. 0-23876)).
3.2	(c)	Amendment to Second Amended and Restated Bylaws of SSCC (incorporated by reference to Exhibit 3.1 to SSCC's Current Report on Form 8-K filed March 4, 2008 (File No. 0-23876)).
4.1		Certificate for Smurfit-Stone Container Corporation's Common Stock (incorporated by reference to Exhibit 4.3 to SSCC's Registration Statement on Form S-8 (File No. 33-57085)).
4.2		Form of Certificate of Designation establishing the terms of Smurfit-Stone Container Corporation's Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).
4.3		Certificate for Smurfit-Stone Container Corporation's Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).
4.4		Certificate of Designation of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).
4.5		Rights Agreement dated as of September 9, 2002 by and between SSCC and Mellon Investor Services, as Rights Agent. The Rights Agreement includes as Exhibit B the form of Rights Certificate and as Exhibit C the form of Certificate of Designations (incorporated by reference to Exhibit 4.1 to SSCC's Current Report on Form 8-K dated September 10, 2002 (File No. 0-23876)).

Indentures and other debt instruments with respect to long-term debt that do not exceed 10% of the total assets of SSCC and its subsidiaries on a consolidated basis are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

4.6	(a)	Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to SSCE Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).
4.6	(b)	Series 2004-1 Indenture Supplement to Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to SSCE's Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).
4.6	(c)	Series 2004-2 Indenture Supplement to Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to SSCE's Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).
4.7	(a)	Form of 8.000% Senior Notes due 2017 of Smurfit-Stone Container Enterprises, Inc. (incorporated by reference to Exhibit 4.1 to SSCE's Registration Statement on Form S-4, Registration Number 333-141630 (the "SSCE Form S-4").
4.7	(b)	Indenture dated as of March 26, 2007, between Smurfit-Stone Container Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, relating to SSCE's 8.000% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the SSCE Form S-4).
4.7	(c)	Form of 8.25% Senior Notes due 2012 of Jefferson Smurfit Corporation (U.S.)(JSC(U.S.)). (Incorporated by reference to Exhibit 4.1 to JSCE, Inc.'s (JSE) Registration Statement on Form S-4, Registration Number 333-101419 (the "JSCE Form S-4").
4.7	(d)	Indenture dated as of September 26, 2002, among JSC(U.S.), JSCE and the Bank of New York, as Trustee, relating to JSC(U.S.)'s 8.25% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to JSCE's Quarterly Report on Form 10-Q for the quarter ended September 20, 2002 (File No. 0-11951)).
10.1	(a)	Credit Agreement, dated November 1, 2004, by and among SSCC, as guarantor, SSCE and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent, Deutsche Bank and Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to SSCC's Current Report on Form 8-K dated November 1, 2004 (File No. 0-23876)).
10.1	(b)	Amendment No. 1, dated as of September 30, 2005, to the Credit Agreement, dated as of November 1, 2004, among SSCC, as Guarantor, SSCE and Smurfit-Stone Container Canada Inc., as Borrowers, the Lenders party thereto, Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC's Current Report on Form 8-K dated October 5, 2005 (File No. 0-23876)).

10.1	(c)	Incremental Term Loan Assumption and Amendment No. 2, dated as of December 20, 2005, related to the Credit Agreement, dated as of November 1, 2004, as amended by Amendment No. 1 dated as of September 30, 2005, among SSCC, as Guarantor, SSCE and Smurfit-Stone Container Canada Inc., as Borrowers, the Lenders party thereto, Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC's Current Report on Form 8-K dated December 20, 2005 (File No. 0-23876)).
10.1	(d)	Amendment No. 3 dated as of June 9, 2006, to the Credit Agreement dated as of November 1, 2004, as amended by Amendment No. 1 dated as of September 30, 2005, and Incremental Term Loan Assumption Agreement and Amendment No. 2 dated as of December 20, 2005, among Smurfit-Stone Container Corporation, as Guarantor; Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as Borrowers; the Lenders from time to time party thereto; Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent; Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent; and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC's Current Report on Form 8-K dated June 13, 2006 (File No. 0-23876)).
10.2		Sale Agreement dated as of November 23, 2004 by and between SSCE, as Seller, and Stone Receivables Corporation ("SRC") (incorporated by reference to Exhibit 10.1 to SSCE's Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).
10.3		Transfer and Servicing Agreement dated as of November 23, 2004 by and among SRC, SSCE Funding, LLC and SSCE, as Servicer (incorporated by reference to Exhibit 10.2 to SSCE's Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).
10.4		Variable Funding Note Purchase Agreement dated as of November 23, 2004 by and among SSCE Funding, LLC, as issuer, Barton Capital LLC, as conduit purchaser, certain financial institutions, as committed purchasers, and Societe Generale, as agent for the purchasers (incorporated by reference to Exhibit 10.3 to SSCE's Current Report on Form 8-K dated November 24, 2004 (File No. 0-23876)).
10.5		Receivables Purchase Agreement, dated March 30, 2004, among MBI Limited/Limitee, in its capacity as General Partner of Smurfit-MBI, an Ontario Limited Partnership and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust and Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(a) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-23876)).
10.6		Support Agreement, dated March 30, 2004, between Stone Container Corporation ("Stone Container") and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust, by its Administrator, Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(b) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-23876)).
10.7		Amended and Restated Guaranty dated as of July 28, 2008, made by SSCE in favor of The CIT Group/Equipment Financing, Inc., as the initial lender and as Administrative Agent for the benefit of the Lenders (incorporated by reference to Exhibit 10.1 to SSCE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-3439)).

10.8		Continuing Guaranty, dated as of July 28, 2008, made by and between SSCE and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.2 to SSCE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-3439)).
10.9	(a)*	Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23876)).
10.9	(b)*	Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).
10.10	*	Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23876)).
10.11	*	Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23876)).
10.12	(a)*	Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container's Proxy Statement dated as of April 7, 1995 (File No. 0-23876)).
10.12	(b)*	Amendment of the 1995 Long-Term Incentive Plan of Stone Container Corporation (incorporated by reference to Exhibit 10.2 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).
10.13	(a)*	Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-23876)).
10.13	(b)*	First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).
10.13	(c)*	Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-23876)).
10.13	(d)*	Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23876)).
10.14	(a)*	Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix I to SSCC's Proxy Statement dated April 5, 2004 (File No. 0-23876)).
10.14	(b)*	First Amendment of the Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).
10.15	*	Jefferson Smurfit Corporation Supplemental Income Pension Plan II (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-23876)).
10.16	*	Form of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).
10.17	(a)*	Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23876)).

10.17	(b)*	First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).
10.17	(c)*	Second Amendment of Employment Agreement of Patrick J. Moore effective as of July 25, 2006, between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).
10.17	(d)*	Third Amendment to Employment Agreement of Patrick J. Moore entered into December 31, 2008 (incorporated by reference to Exhibit 10.1 to SSCC's Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).
10.18	(a)*	Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).
10.18	(b)*	Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).
10.18	(c)*	Amendment No. 2, dated December 31, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.20(c) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).
10.19	(a)*	Offer Letter dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC's Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).
10.19	(b)*	Employment Agreement dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.2 to SSCC's Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).
10.19	(c)*	First Amendment of Employment Agreement of Steven J. Klinger, incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-23876)).
10.19	(d)*	Amendment to Employment Agreement of Steven J. Klinger, entered into December 31, 2008 (incorporated by reference to Exhibit 10.3 to SSCC's Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).
10.19	(e)*	Executive Retirement Agreement, dated as of October 2, 2006, between SSCC and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC's Current Report on Form 8-K dated October 5, 2006 (File No. 0-23876)).
10.19	(f)*	Amendment to Executive Retirement Agreement of Steven J. Klinger, entered into December 31, 2008 (incorporated by reference to Exhibit 10.4 to SSCC's Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).
10.20	(a)*	Employment Agreement of Charles A. Hinrichs (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-23876)).
10.20	(b)*	First Amendment of Employment Agreement of Charles A. Hinrichs effective as of July 25, 2006, between Smurfit-Stone Container Corporation and Charles A. Hinrichs (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).

10.20	(c)*	Second Amendment to Employment Agreement of Charles A. Hinrichs, entered into December 31, 2008 (incorporated by reference to Exhibit 10.2 to SSCC's Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).
10.21	*	Employment Security Agreement, dated November 4, 2008, between SSCC and Craig A. Hunt (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-23876)).
10.22	*	Employment Security Agreement, dated November 4, 2008, between SSCC and Mack C. Jackson (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-23876)).
10.23	*	Employment Security Agreement, dated November 16, 2006, between SSCC and Steven C. Strickland.
10.24	*	Smurfit-Stone Container Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).
21.1		Subsidiaries of Smurfit-Stone Container Corporation.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney.
31.1		Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or compensation plan or arrangement.

(b)
Exhibits filed with this annual report are included under Item (a)(3).

(c)
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE March 17, 2009	SMURFIT-STONE CONTAINER CORPORATION (Registrant)
	By:	/s/ CHARLES A. HINRICHS Charles A. Hinrichs Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PATRICK J. MOORE Patrick J. Moore	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2009
/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2009
/s/ PAUL K. KAUFMANN Paul K. Kaufmann	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 17, 2009
* James R. Boris	Director
* Connie K. Duckworth	Director
* Steven J. Klinger	Director
* William T. Lynch, Jr.	Director

SIGNATURE		TITLE	DATE

* James J. O'Connor		Director
* Jerry K. Pearlman		Director
* Thomas A. Reynolds, III		Director
* William D. Smithburg		Director
*By:	/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Pursuant to Powers of Attorney filed as part of Form 10-K.	March 17, 2009