Form 10-Q
period 2009-03-31
SMURFIT STONE CONTAINER CORP
filed 2009-05-11
CIK 919226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 6, 2009, the registrant had outstanding 256,261,732 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In millions, except per share data)	2009	2008
Net sales	$1,371	$1,795
Costs and expenses
Cost of goods sold	1,217	1,583
Selling and administrative expenses	145	191
Restructuring expenses	13	4
(Gain) loss on disposal of assets	2	(3)
Operating income (loss)	(6)	20
Other income (expense)
Interest expense, net (including $48 million in 2009 that is stayed and subject to compromise)	(71)	(63)
Debtor-in-possession debt issuance costs	(63)
Loss on early extinguishment of debt	(20)
Foreign currency exchange gains	3	15
Other, net	(2)	(3)
Loss before reorganization items and income taxes	(159)	(31)
Reorganization items	(54)
Loss before income taxes	(213)	(31)
(Provision for) benefit from income taxes	(1)	18
Net loss	(214)	(13)
Preferred stock dividends and accretion	(3)	(3)
Net loss attributable to common stockholders	$(217)	$(16)

Basic and diluted earnings per common share
Net loss attributable to common stockholders	$(0.84)	$(0.06)
Weighted average shares outstanding	257	256

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share data)	2009	2008
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$248	$126
Receivables, less allowances of $25 in 2009 and $7 in 2008	668	96
Retained interest in receivables sold		120
Inventories
Work-in-process and finished goods	130	112
Materials and supplies	396	400
	526	512
Prepaid expenses and other current assets	32	27
Total current assets	1,474	881
Net property, plant and equipment	3,468	3,509
Timberland, less timber depletion	32	32
Deferred income taxes	38	55
Other assets	69	117
	$5,081	$4,594
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,795	$3,718
Accounts payable	264	506
Accrued compensation and payroll taxes	135	164
Interest payable	8	66
Income taxes payable	8	9
Current deferred income taxes	21	21
Other current liabilities	126	195
Total current liabilities	2,357	4,679
Other long-term liabilities	123	1,320
Total liabilities not subject to compromise	2,480	5,999

Liabilities subject to compromise	4,195
Total liabilities	6,675	5,999

Stockholders’ equity
Preferred stock, aggregate liquidation preference of $116; 25,000,000 shares authorized; 4,599,300 issued and outstanding	102	101
Common stock, par value $.01 per share; 400,000,000 shares authorized; 257,027,892 and 257,087,296 issued and outstanding in 2009 and 2008, respectively	3	3
Additional paid-in capital	4,076	4,073
Retained earnings (deficit)	(5,105)	(4,888)
Accumulated other comprehensive income (loss)	(670)	(694)
Total stockholders’ equity (deficit)	(1,594)	(1,405)
	$5,081	$4,594

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2009	2008
Cash flows from operating activities
Net loss	$(214)	$(13)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss on early extinguishment of debt	20
Depreciation, depletion and amortization	90	87
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	2	2
Deferred income taxes	(1)	(27)
Pension and postretirement benefits	(7)	(9)
(Gain) loss on disposal of assets	2	(3)
Non-cash restructuring expenses	1
Non-cash stock-based compensation	2	5
Non-cash foreign currency exchange gains	(3)	(15)
Non-cash reorganization items	38
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(61)	(1)
Inventories	(15)	(35)
Prepaid expenses and other current assets	(3)	(12)
Accounts payable and accrued liabilities	159	(6)
Interest payable	26	(5)
Other, net	12	5
Net cash provided by (used for) operating activities	111	(27)
Cash flows from investing activities
Expenditures for property, plant and equipment	(39)	(94)
Proceeds from property disposals	1	4
Advances to affiliates, net	(15)
Net cash used for investing activities	(53)	(90)
Cash flows from financing activities
Proceeds from debtor-in-possession debt	440
Net borrowings of long-term debt	72	122
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Preferred dividends paid		(2)
Net cash provided by financing activities	64	120

Increase in cash and cash equivalents	122	3
Cash and cash equivalents
Beginning of period	126	7
End of period	$248	$10

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

1.              Bankruptcy Proceedings

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the “Petition Date”), Smurfit-Stone Container Corporation (“SSCC” or the “Company”) and its U.S. and Canadian subsidiaries (collectively, the “Debtors”) filed a voluntary petition (the “Chapter 11 Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court in Wilmington, Delaware (the “U.S. Court”).  On the same day, the Company’s Canadian subsidiaries also filed to reorganize (the “Canadian Petition”) under the Companies’ Creditors Arrangement Act (“CCAA”) in the Ontario Superior Court of Justice in Canada (the “Canadian Court”).  The Company’s operations in Mexico and Asia and certain U.S. and Canadian legal entities (the “Non-Debtor Subsidiaries”) were not included in the filing and will continue to operate outside of the Chapter 11 process.

Effective as of the opening of business on February 4, 2009, the Company’s common stock and its 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock (“Preferred Stock”) were delisted from the NASDAQ Global Select Market and the trading of these securities was suspended.  The Company’s common stock and Preferred Stock are now quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbols “SSCCQ.PK” and “SSCJQ.PK,” respectively.

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in the SSCC Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) filed with the Securities and Exchange Commission, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, the Company’s unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at March 31, 2009 (See Note 5).

The Company and its U.S. and Canadian subsidiaries are currently operating as “debtors in possession” under the jurisdiction of the U.S. Court and Canadian Court (the “Bankruptcy Courts”) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, the Company’s subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (“DIP”) Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on January 26, 2009, the Company and certain of its affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the “DIP Credit Agreement”).

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

The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by Smurfit-Stone Container

Enterprises, Inc. (“SSCE”); a $35 million Canadian term loan for borrowings by Smurfit-Stone Container Canada Inc. (“SSC Canada”); a $250 million U.S. revolving loan for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan (“DIP Canadian Revolver”) for borrowings by SSCE and/or SSC Canada.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010; provided, that the maturity date may be extended through April 28, 2010, and subsequently through July 28, 2010 upon the satisfaction of certain conditions precedent (including the payment of specified fees).

For additional information on the DIP Credit Agreement, see Note 10.

Reorganization Process

The Bankruptcy Courts have approved payment of certain of the Company’s pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business.  The Company has retained legal and financial professionals to advise it on the bankruptcy proceedings.  From time to time, the Company may seek the U.S. Court’s approval for the retention of additional professionals.

Immediately after filing the Chapter 11 Petition and Canadian Petition, the Company began notifying all known current or potential creditors of the bankruptcy filings.  Subject to certain exceptions under the Bankruptcy Code and the CCAA, the Company’s bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition.  Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against its property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Courts lift the automatic stay.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to the Company.  A monitor has been appointed by the Canadian Court with respect to proceedings before the Canadian Court.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions.  In this context, “assumption” means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease, and “rejection” means that it is relieved from its obligations to perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof subject to certain limitations.  Any damages resulting from rejection of executory contracts that are permitted to be recovered under the Bankruptcy Code will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

Since the Petition Date, the Company has received approval from the Bankruptcy Courts to reject a number of leases and other executory contracts of various types.  The Company is reviewing all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject.  The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.  The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise.  Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with certainty.

In order to successfully emerge from bankruptcy, the Company will need to propose and obtain confirmation by the Bankruptcy Courts of a plan of reorganization that satisfies the requirements of the Bankruptcy Code and the CCAA.  A plan of reorganization would resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to the Company’s exit from bankruptcy.

The Company has the exclusive right for 120 days after the filing of the Chapter 11 Petition and Canadian Petition to file a plan of reorganization.  The Company will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in bankruptcy cases of this size and complexity.  If the Company’s exclusivity period lapsed, any party in interest would be able to file a plan of reorganization.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

The timing of filing a plan of reorganization by the Company will depend on the timing and outcome of numerous other ongoing matters in the bankruptcy proceedings.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

Under the priority scheme established by the Bankruptcy Code and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive.  A plan of reorganization could result in holders of the Company’s liabilities and/or securities, including its common stock, receiving no distribution on account of their interests and cancellation of their holdings.  Because of such possibilities, the value of the Company’s liabilities and securities, including its common stock, is highly speculative.  Appropriate caution should be exercised with respect to existing and future investments in any of the Company’s liabilities and/or securities.  At this time there is no assurance the Company will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

For periods subsequent to the bankruptcy filings, the Company has applied the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statement of operations (See Note 4).  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet in liabilities subject to compromise (See Note 5).  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser amounts.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although its bankruptcy filings raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on market conditions and its ability to improve profitability, obtain alternative financing to replace the DIP Credit Agreement and pre-petition Credit Agreement and restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Courts.

In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align manufacturing capacity to meet market demands and standardize manufacturing processes throughout all operations.  These actions will result in the closure of additional manufacturing facilities and reductions in headcount during 2009.

Debtor Financial Statements

The following unaudited condensed combined financial statements represent the financial statements for the Debtors only.  The Company’s Non-Debtor Subsidiaries are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included in “Equity in losses of Non-Debtor Subsidiaries,” in the consolidated statement of operations and their net assets are included as “Investments in and advances to Non-Debtor Subsidiaries” in the consolidated balance sheet.  The Debtor’s financial statements have been prepared in accordance with the guidance in SOP 90-7.

Intercompany transactions between the Debtors have been eliminated in the financial statements. Intercompany transactions between the Debtors and Non-Debtor Subsidiaries have not been eliminated in the Debtors’ financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED STATEMENT OF OPERATIONS — DEBTORS

(Unaudited)

Three Months Ended March 31, (In millions)	2009
Net sales	$1,338
Costs and expenses
Cost of goods sold	1,186
Selling and administrative expenses	141
Restructuring expenses	12
Loss on disposal of assets	2
Operating loss	(3)
Other income (expense)
Interest expense, net (including $48 million that is stayed and subject to compromise)	(71)
Debtor-in-possession debt issuance costs	(63)
Loss on early extinguishment of debt	(20)
Foreign currency exchange gains	3
Equity in losses of non-debtor subsidiaries	(4)
Other, net	(1)
Loss before reorganization items and income taxes	(159)
Reorganization items	(54)
Loss before income taxes	(213)
Provision for income taxes	(1)
Net loss	(214)
Preferred stock dividends and accretion	(3)
Net loss attributable to common stockholders	$(217)

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED BALANCE SHEET — DEBTORS

(Unaudited)

March 31,
(In millions)	2009
Assets

Current assets
Cash and cash equivalents	$226
Receivables	634
Inventories	509
Prepaid expenses and other current assets	29
Total current assets	1,398
Net property, plant and equipment	3,436
Timberland, less timber depletion	32
Deferred income taxes	35
Investments in and advances to non-debtor subsidiaries	84
Other assets	70
$5,055
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,790
Accounts payable	248
Accrued compensation and payroll taxes	133
Interest payable	7
Income taxes payable	8
Current deferred income taxes	21
Other current liabilities	123
Total current liabilities	2,330
Other long-term liabilities	124
Total liabilities not subject to compromise	2,454

Liabilities subject to compromise	4,195
Total liabilities	6,649

Total equity (deficit)	(1,594)
$5,055

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED STATEMENT OF CASH FLOWS — DEBTORS

(Unaudited)

Three Months Ended March 31, (In millions)	2009
Cash flows from operating activities
Net loss	$(214)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on early extinguishment of debt	20
Depreciation, depletion and amortization	89
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	2
Pension and postretirement benefits	(7)
Loss on disposal of assets	2
Non-cash restructuring expenses	1
Non-cash stock-based compensation	2
Non-cash foreign currency exchange gains	(3)
Non-cash reorganization items	38
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(65)
Inventories	(12)
Prepaid expenses and other current assets	(5)
Accounts payable and accrued liabilities	166
Intercompany receivable with non-debtors	(21)
Interest payable	26
Other, net	15
Net cash provided by operating activities	97
Cash flows from investing activities
Expenditures for property, plant and equipment	(38)
Proceeds from property disposals	1
Advances to affiliates, net	(18)
Net cash used for investing activities	(55)
Cash flows from financing activities
Proceeds from debtor-in-possession debt	440
Net borrowings of long-term debt	72
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Net cash provided by financing activities	64

Increase in cash and cash equivalents	106
Cash and cash equivalents
Beginning of period	120
End of period	$226

2.              Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the 2008 Form 10-K.

SSCC is a holding company that owns 100% of the equity interest in SSCE.  The Company has no operations other than its investment in SSCE.  SSCE has domestic and international operations.

Recently Adopted Accounting Standards:  Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 160 “Non-controlling Interest in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements, requires non-controlling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to non-controlling interests.  SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

3.              Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.              Reorganization Items and Other Bankruptcy Related Costs

Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11 and the CCAA.  The Company’s reorganization items for the three months ended March 31, 2009 consist of the following:

Three months ended March 31, 2009

Provision for rejected executory contracts and leases	$39
Professional fees	16
Accounts payable settlement gains	(1)
Total reorganization items	$54

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors’ Committee and certain secured creditors.

Net cash paid for reorganization items for the three months ended March 31, 2009 totaled $6 million, related to professional fees.

Reorganization items exclude employee severance and other restructuring charges recorded during the three months ended March 31, 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately disclosed in the consolidated statement of operations.

5.              Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

The Bankruptcy Courts have approved payment of certain pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and the Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business. Obligations associated with these matters are not classified as liabilities subject to compromise.

In accordance with SOP 90-7, deferred debt issuance costs (“DDIC”) should be viewed as valuations of the related debt. DDIC associated with unsecured debt is included as a valuation adjustment within the liabilities subject to compromise.

The Company has rejected certain pre-petition executory contracts and unexpired leases with respect to the Company’s operations with the approval of the Bankruptcy Courts and may reject additional ones in the future.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise. Holders of pre-petition claims are required to file proofs of claims by the “bar date”, which will be established later with approval of the Bankruptcy Courts.  A bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases.  Once a bar date is established, creditors will be notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

March 31, 2009

Unsecured debt	$2,439
DDIC for unsecured debt	(16)
Accounts payable	432
Interest payable	82
Retiree medical	161
Pension	985
Unrecognized tax benefits	34
Executory contracts and leases	43
Other	35
Liabilities subject to compromise	$4,195

Other includes preferred dividends accrued of $2 million for the first quarter of 2009, which the Company is prohibited from paying under the terms of the DIP Credit Agreement.

6.              Calpine Corrugated LLC

In the first quarter of 2008, the Company recorded a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC (“Calpine Corrugated”).  Calpine Corrugated, formerly an independent corrugated container producer in Fresno, California for which the Company was the primary containerboard supplier, experienced start-up losses since it began operations in 2006.

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

7.              Restructuring Activities

During the first quarter of 2009, the Company closed three converting facilities and announced the closure of five additional converting facilities.  As a result of the closures in the first quarter of 2009 and other ongoing initiatives, the Company reduced its headcount by approximately 1,000 employees.  The Company recorded restructuring charges of $13 million, including non-cash charges of $1 million related to the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $12 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities in 2009 prior to closure and for the year ended December 31, 2008 were $20 million and $138 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $11 million will be recorded in future periods for severance and benefits related to the closure of these and previously closed facilities.

The Company continues to review and evaluate various restructuring and other alternatives to streamline operations, improve efficiencies and reduce costs.  Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs.  In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs.

During the first quarter of 2008, the Company recorded restructuring charges of $4 million related to the closure of one converting facility and the announced closure of an additional converting facility.  Restructuring charges, net of a gain of $2 million from the sale of a previously closed facility, included non-cash charges of $2 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges of $4 million were primarily for severance and benefits.

At December 31, 2008, the Company had $33 million of accrued exit liabilities related to the restructuring of operations.  For the three months ended March 31, 2009, the Company incurred $8 million of cash disbursements, primarily severance and benefits, related to these exit liabilities.  In addition, exit liabilities have been decreased by $5 million due to receiving approval from the Bankruptcy Courts to reject leases related to previously closed facilities in connection with the filing of the Chapter 11 Petition and the Canadian Petition.  During the three months ended March 31, 2009, the Company incurred $7 million of cash disbursements, primarily severance and benefits, related to exit liabilities established during 2009.

8.  Accounts Receivable Securitization Programs

The Company, under two separate accounts receivable securitization programs, sold without recourse, on an ongoing basis, certain of its accounts receivable to non-consolidated financing entities.  The Company’s retained interest in these non-consolidated entities was carried at fair value and included in retained interest in receivables sold in the accompanying December 31, 2008 consolidated balance sheet.  On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 10).  The repurchase of receivables of $385 million has been included in the cash flows from financing activities in the consolidated statement of cash flows.

9.  Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At March 31, 2009, the maximum potential amount of future payments related to these guarantees was approximately $27 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts are called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

The Company was contingently liable for $18 million under a one year letter of credit, due to expire in April 2009, which supported the borrowings of a previously non-consolidated affiliate.  On March 4, 2009, this letter of credit was drawn on, which increased borrowings under the Company’s Credit Agreement by $18 million (See Note 10).  As a result of providing substantial financial support for the affiliate, in accordance with Financial Accounting Standards Board Interpretation No. 46 (R), “Consolidation of Variable Interest Entities,” the Company consolidated the affiliate’s balance sheet and results of operations into its consolidated financial statements in March 2009.

10.  Long-Term Debt

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable.  Any efforts to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in the Company’s 2008 Form 10-K/A, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, the Company’s unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at March 31, 2009 (See Note 5).  Since January 26, 2009, the Petition Date, the Company discontinued interest payments on its unsecured senior notes and certain other unsecured debt.  Interest expense ($48 million in the three months ended March 31, 2009) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

DIP Credit Agreement

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

The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by SSCE; a $35 million Canadian term loan for borrowings by SSC Canada; a $250 million U.S. revolving loan for borrowings by SSCE and/or SSC Canada; and a $65 million DIP Canadian Revolver for borrowings by SSCE and/or SSC Canada.

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

In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, the Company used U.S. term loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian term loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the DIP Canadian Revolver and available cash.

The Company has the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate (“ABR”) Loans bear interest at a rate per annum equal to the applicable margin (“Applicable Margin”) plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate.  The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date.  As of March 31, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

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

U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves.  As of March 31, 2009, the applicable borrowing base was $732 million and the amount available for borrowings under the DIP Credit Agreement was $292 million.

Borrowings under the DIP Credit Agreement are guaranteed by the Company and certain of its affiliates, and are secured by first priority liens on the collateral and all presently owned and hereafter acquired assets of the Company and each of its subsidiaries party to the DIP Credit Agreement, subject to certain permitted prior liens.  Subject to certain exceptions, the DIP Credit Agreement requires certain mandatory prepayments of borrowings from the net proceeds of certain asset dispositions, and casualty or condemnation payments.  The only Canadian entity that guarantees U.S. obligations is SSC Canada.

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

Bank Credit Facilities

The Company’s Credit Agreement provided for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that was due to mature on November 1, 2010.  In February 2009, due to an event of default under the bond indentures, this credit facility was drawn on to fully repay the industrial revenue bonds in the aggregate principal amount of $120 million.  A loss on the early extinguishment of debt of $20 million was recorded to write-off the unamortized deferred debt issuance costs related to the industrial revenue bonds.

During the three months ended March 31, 2009, letters of credit in the amount of $68 million were drawn on to fund obligations principally related to nonqualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under the Company’s Credit Agreement.

11.  Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and also sponsors noncontributory and contributory defined benefit pension plans for its Canadian employees.  The Company’s defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006.  The U.S. and Canadian defined benefit pension plans for salaried employees were frozen effective January 1, 2009 and March 1, 2009, respectively.

The Company’s postretirement plans provide certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who have reached the age of 60 with ten years of service as of January 1, 2007.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended March 31,
	Defined Benefit Plans		Postretirement Plans
	2009	2008	2009	2008
Service cost	$6	$13	$1	$1
Interest cost	50	51	3	3
Expected return on plan assets	(50)	(63)
Amortization of prior service cost (benefit)	1	1	(1)	(1)
Amortization of net (gain) loss	20	10	(1)	(1)
Multi-employer plans	1	1
Net periodic benefit cost	$28	$13	$2	$2

12.  Derivative Instruments and Hedging Activities

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  During the three months ended March 31, 2009, a letter of credit in the amount of $18 million was drawn on related to the settlement of certain commodity derivative instruments (See Note 10).  Excluding these settled liabilities, the Company’s termination value related to its remaining derivative liabilities was approximately $60 million, recorded in other current liabilities in the consolidated balance sheet.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition.  These derivative liabilities were adjusted through other comprehensive income (loss) (“OCI”) for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  The remaining amount in OCI will be recorded through earnings during the period the underlying transaction is recognized or when the underlying transaction is no longer expected to occur.

The Company’s derivative instruments previously used for its hedging activities were designed as cash flow hedges and related to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.  All cash flows associated with the Company’s derivative instruments were classified as operating activities in the consolidated statements of cash flows.

Commodity Derivative Instruments

The Company used derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel oil and diesel fuel.  The objective was to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments historically offset the changes in the price of the hedged item.

For the three months ended March 31, 2009, the Company reclassified an $11 million loss (net of tax) from OCI to cost of goods sold when the hedged items were recognized.  For the three months ended March 31, 2008, the Company reclassified a $1 million loss (net of tax), from OCI to cost of goods sold when the hedged items were recognized.

For the three months ended March 31, 2009, the Company recorded a $3 million gain (net of tax) in cost of goods sold related to the change in fair value, prior to the Petition Date, of certain commodity derivative instruments not qualifying for hedge accounting.  For the three months ended March 31, 2008, the Company recorded an immaterial amount in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three months ended March 31, 2009, the Company recorded a $3 million loss (net of tax) in cost of goods sold, prior to the Petition Date, on settled commodity derivative instruments not qualifying for hedge accounting.  For the three months ended March 31, 2008, the Company recorded an immaterial amount in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company used foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.

For the three months ended March 31, 2009, the Company reclassified a $2 million loss (net of tax) from OCI to cost of goods sold when the hedged items were recognized.  For the three months ended March 31, 2008, the Company reclassified a $2 million gain (net of tax) from OCI to cost of goods sold when the hedged items were recognized.

Interest Rate Swap Contracts

The Company used interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.

For the three months ended March 31, 2009, the Company reclassified a $1 million loss (net of tax) from OCI to interest expense when the hedged items were recognized.  For the three months ended March 31, 2008, the Company reclassified an immaterial amount from OCI to interest expense when the hedged items were recognized.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $24 million (net of tax) at March 31, 2009, including a $16 million loss (net of tax) on commodity derivative instruments, a $4 million loss (net of tax) on foreign currency derivative instruments and a $4 million loss (net of tax) on interest rate swap contracts.  The Company expects to reclassify the remaining $24 million loss (net of tax) into cost of goods sold and interest expense within the next 12 months.

13.  Income Taxes

During the first quarter of 2009, the Company recorded a $1 million income tax provision for Canadian withholding taxes and interest on unrecognized tax benefits.  Because it is more likely than not that substantially all of the deferred tax assets that are generated in 2009 may not be realized, the Company has recorded a full valuation allowance, and has not recorded any additional tax benefit for the three months ended March 31, 2009.

As previously disclosed, the Canada Revenue Agency (“CRA”) is examining the Company’s income tax returns for tax years 1999 through 2005. Certain matters, including transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries, are currently under review.  With respect to the transfer price issue, the CRA issued assessments of additional income taxes, interest and penalties.   The Company appealed the assessments.  In order to appeal the assessment, the Company made payments of $25 million to the CRA in 2008.

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

14.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2009	2008
Net loss	$(214)	$(13)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(1)	(3)
Net hedging (gain) loss reclassified into earnings	14	(1)
Net deferred employee benefit plan expense reclassified into earnings	11	6
Comprehensive loss	$(190)	$(11)

15.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2009	2008
Numerator:
Net loss	$(214)	$(13)
Preferred stock dividends and accretion	(3)	(3)
Net loss attributable to common stockholders	$(217)	$(16)

Denominator:
Denominator for basic and diluted earnings per share – adjusted weighted average shares	257	256

Basic and diluted earnings per share	$(0.84)	$(0.06)

Shares of SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $3 million are excluded from the diluted earnings per share computations for the three months ended March 31, 2009 and 2008, respectively, because they are antidilutive.

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculations for the three months ended March 31, 2009 and 2008, respectively, because they are antidilutive.

16.  Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 12), the Company’s retained interest in receivables sold to the accounts receivable programs (See Note 8) prior to the termination of these programs on January 28, 2009 and the Company’s residual interest in the Timber Note Holdings (“TNH”) investment.

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The Company’s asset utilizing Level 3 inputs at March 31, 2009 is the residual interest in the TNH investment.  The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows.

Fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	March 31, 2009
	Level 1	Level 2	Level 3	Total

Residual interest in TNH investment	$	$	$35	$35

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three months ended March 31, 2009:

	Retained Interest in Receivables Sold	Residual Interest in TNH Investment	Derivative Instruments	Total
Balance at January 1, 2009	$120	$34	$(87)	$67
Net payments, sales and settlements	(119)		30	(89)
Realized gains/(losses)	(1)	1
Unrealized gains/(losses)			(3)	(3)
Termination of derivative instruments			60	60
Balance at March 31, 2009	$	$35	$	$35

Unrealized gains (losses) associated with derivative instruments represent the change in fair value included in other comprehensive income for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting prior to termination (See Note 12).

The net settlements associated with retained interest in receivables sold are due to the termination of the securitization programs (See Note 8).  The net payments associated with derivative instruments relate to pre-bankruptcy filing contract settlements and the settlement of contracts at termination, which were supported by letters of credit (See Note 10).

Due to termination of all existing derivative instruments, these liabilities are no longer measured at fair value on a recurring basis (See Note 12).

17. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs at sites where it is a PRP, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of March 31, 2009, the Company had approximately $18 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheets.  The Company believes the liability for these matters was adequately reserved at March 31, 2009.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company settled two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company’s California corrugated container facilities.  These cases alleged violations of the California on-duty meal break and rest period statutes.  The court approved a settlement for a total of $9 million for both cases on January 21, 2009.  The cases were automatically stayed due to the filing of the Chapter 11 Petition on January 26, 2009 (See Note 1).  The Company established reserves of $9 million during 2008 related to these matters, which were included in selling and administrative expenses in the accompanying consolidated statement of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) filed with the Securities and Exchange Commission.

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

BANKRUPTCY PROCEEDINGS

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the Petition Date), we and our U.S. and Canadian subsidiaries filed a voluntary petition (the Chapter 11 Petition) for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court in Wilmington, Delaware (the U.S. Court).  On the same day, our Canadian subsidiaries also filed to reorganize (the Canadian Petition) under the Companies’ Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Canada (the Canadian Court).  Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process.

Effective as of the opening of business on February 4, 2009, our common stock and our 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock (Preferred Stock) were delisted from the NASDAQ Global Select Market and the trading of these securities was suspended.  Our common stock and Preferred Stock are now quoted on the Pink Sheets Electronic Quotation Service (Pink Sheets) under the ticker symbols “SSCCQ.PK” and “SSCJQ.PK,” respectively.

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in our 2008 Form
10-K, our consolidated balance sheet as of December 31, 2008 included a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, our unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at March 31, 2009.

We and our U.S. and Canadian subsidiaries are currently operating as “debtors in possession” under the jurisdiction of the U.S. Court and Canadian Court (the Bankruptcy Courts) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (DIP) Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on January 26, 2009, we and certain of our affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the DIP Credit Agreement).  On January 27, 2009, the Bankruptcy Courts granted interim approval of the DIP Credit Agreement.  Based on such interim approval, on January 28, 2009, we entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Courts.  Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009.  Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by SSCE; a $35 million Canadian term loan for borrowings by Smurfit-Stone Container Canada Inc. (SSC Canada); a $250 million U.S. revolving loan for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan (DIP Canadian Revolver) for borrowings by SSCE and/or SSC Canada.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended through April 28, 2010, and subsequently through July 28, 2010 upon the satisfaction of certain conditions (including the payment of specified fees).

For additional information on the DIP Credit Agreement, as amended, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - DIP Credit Agreement.”

Reorganization Process

The Bankruptcy Courts have approved payment of certain of our pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business.  We have retained legal and financial professionals to advise us on the bankruptcy proceedings.  From time to time, we may seek the U.S. Court’s approval for the retention of additional professionals.

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

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the Creditors’ Committee).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to us.  A monitor has been appointed by the Canadian Court with respect to proceedings before the Canadian Court.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions.  In this context, “assumption” means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease, and “rejection” means that it is relieved from its obligations to perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof subject to certain limitations.  Any damages resulting from rejection of executory contracts that are permitted to be recovered under the Bankruptcy Code will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

In order to successfully emerge from bankruptcy, we will need to propose and obtain confirmation by the Bankruptcy Courts of a plan of reorganization that satisfies the requirements of the Bankruptcy Code and the CCAA.  A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from bankruptcy.

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

The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the bankruptcy proceedings.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

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

For periods subsequent to the bankruptcy filings, we have applied the American Institute of Certified Public Accountants’ Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet in liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser amounts.

Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

The Bankruptcy Courts have approved payment of certain pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and the Canadian Petition and other business-related payments necessary to maintain the operation of our business. Obligations associated with these matters are not classified as liabilities subject to compromise.

Holders of pre-petition claims are required to file proofs of claims by the “bar date”, which will be established later with approval of the Bankruptcy Courts.  A bar date is the date by which certain claims against us must be filed if the claimants wish to receive any distribution in the bankruptcy cases.  Once a bar date is established, creditors will be notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by us and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.  See Note 5 of the Notes to Consolidated Financial Statements.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, although our bankruptcy filings raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.  Our ability to continue as a going concern is dependent on market conditions and our ability to improve profitability, obtain alternative financing to replace the DIP Credit Agreement and prepetition Credit Agreement and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Courts.

In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align manufacturing capacity to meet market demands and standardize manufacturing processes throughout all operations. These actions will result in the closure of additional manufacturing facilities and further headcount reductions during 2009.

RESULTS OF OPERATIONS

Overview

We had a net loss attributable to common stockholders of $217 million, or $0.84 per diluted share, for the first quarter of 2009 compared to a net loss of $16 million, or $0.06 per diluted share, for the first quarter of 2008.  The 2009 results were negatively impacted by debtor-in-possession debt issuance costs of $63 million, reorganization items of $54 million, lower segment operating profits of $42 million, loss on early extinguishment of debt of $20 million and higher restructuring charges.  The 2008 results benefited from higher non-cash foreign currency exchange gains, but were negatively impacted by a charge of $22 million to fully reserve for all amounts due from Calpine Corrugated, LLC and litigation charges of $8 million.  The segment operating results for 2009 were negatively impacted by lower sales volume for containerboard and corrugated containers and higher costs for energy, wood fiber and chemicals compared to last year. The 2009 results benefited from lower reclaimed fiber cost compared to 2008.

For the second quarter of 2009, we anticipate our financial performance will continue to be negatively impacted by weak economic conditions.  We expect our operating results for our containerboard, corrugated containers and reclamation operations to be comparable to the first quarter of 2009, except that second quarter results will include the recognition of any benefit of the alternative fuel tax credit (as discussed under Liquidity and Capital Resources, “Future Cash Flows”) from January 1 through June 30, 2009.  We expect higher containerboard production and increased shipments of corrugated containers.  We also anticipate lower cost for energy and wood fiber and additional benefits as a result of converting plant closures and other ongoing reorganization initiatives. The higher volumes and lower costs are expected to be offset by lower sales prices.  We have incurred and will continue to incur significant costs associated with our bankruptcy proceedings.

Reorganization Items and Other Bankruptcy Related Costs

Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11 and the CCAA. Our reorganization items for the three months ended March 31, 2009 consist of the following:

Three months ended March 31, 2009

Provision for rejected executory contracts and leases	$39
Professional fees	16
Accounts payable settlement gains	(1)
Total reorganization items	$54

Since the Petition Date, we have received approval from the Bankruptcy Courts to reject a number of leases and other executory contracts of various types.  We are reviewing all of our executory contracts and unexpired leases to determine which additional contracts and leases we will reject.  We expect that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.  We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise.  Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with certainty.

Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors’ Committee and certain secured creditors.

Reorganization items exclude employee severance and other restructuring charges recorded during the three months ended March 31, 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement.

Restructuring Activities

During the first quarter of 2009, we closed three converting facilities and announced the closure of five additional converting facilities.  As a result of the closures in the first quarter of 2009 and other ongoing initiatives, we reduced our headcount by approximately 1,000 employees.  We recorded restructuring charges of $13 million, including non-cash charges of $1 million related to the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $12 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities as of March 31, 2009 prior to closure and for the year ended December 31, 2008 were $20 million and $138 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $11 million are expected to be recorded in future periods for severance and benefits related to the closure of these and previously closed facilities.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce cost.  Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs.  In addition, such actions will subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs.

First Quarter 2009 Compared to First Quarter 2008

	Three months ended March 31,
	2009		2008
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,371	$66	$1,795	$108

Restructuring charges		(13)		(4)
Gain (loss) on sale of assets		(2)		3
Interest expense, net		(71)		(63)
Loss on early extinguishment of debt		(20)
Non-cash foreign currency exchange gains (losses)		3		15
Debtor-in-possession debt issuance costs		(63)
Reorganization items		(54)
Corporate expenses and other (Note 1)		(59)		(90)
Loss before income taxes		$(213)		$(31)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations, including Calpine Corrugated charges and litigation charges for 2008.

Net sales decreased 23.6% in the first quarter of 2009 compared to last year.  Net sales were negatively impacted by $320 million in 2009 as a result of lower third-party sales of containerboard and lower corrugated container sales volume.  Third party shipments of containerboard were lower due primarily to weaker demand in the export market. North American shipments of corrugated containers in 2009 were negatively impacted by weaker market conditions, container plant closures and actions to improve margins by exiting unprofitable accounts.  Net sales were also negatively impacted by lower average selling prices ($104 million) primarily for reclaimed material and containerboard. The average price for old corrugated containers (OCC) decreased approximately $80 per ton compared to last year.

Our containerboard mills operated at 82.4% of capacity in the first quarter of 2009.  Containerboard production was 19.6% lower compared to last year due primarily to the market related downtime taken by our mills as a result of lower demand.  Production of market pulp decreased by 46.3% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008.  Production of kraft paper decreased 55.8% compared to last year due primarily to lower demand, which resulted in market related downtime in the first quarter of 2009.  Total tons of fiber reclaimed and brokered decreased 27.7% compared to last year due to weaker demand.

Cost of goods sold as a percent of net sales in the first quarter of 2009 was 88.8%, compared to 88.2% last year.  Cost of goods sold decreased from $1,583 million in 2008 to $1,217 million in 2009 due primarily to the market related downtime taken at our mills in the first quarter of 2009, and lower costs of reclaimed material ($110 million), which was offset by higher costs of energy ($16 million), wood fiber ($15 million), and chemicals ($9 million).

Selling and administrative expense decreased $46 million in the first quarter of 2009 compared to the first quarter of 2008 due primarily to cost reductions from on going and prior-year initiatives and the impacts of the Calpine Corrugated charges and litigation charges recorded in 2008 totaling $30 million.

Interest expense, net was $71 million in the first quarter of 2009.  The $8 million increase compared to the first quarter of 2008 was impacted by higher average borrowings ($12 million) and lower average interest rates ($4 million).  Our overall average effective interest rate in the first quarter of 2009 was lower than 2008 by 0.36%.  Since January 26, 2009, the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  Interest expense ($48 million in the three months ended March 31, 2009) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

In the first quarter of 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance cost related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In the first quarter of 2009, we recorded non-cash foreign currency exchange gains of $3 million compared to gains of $15 million for the same period in 2008.

In the first quarter of 2009, we recorded a $1 million income tax provision for Canadian withholding taxes and interest on unrecognized tax benefits.  Because it is more likely than not that substantially all of the deferred tax assets that are generated in 2009 may not be realized, we have recorded a full valuation allowance, and have not recorded any additional tax benefit related to the three months ended March, 31 2009.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)	2009	2008
Mill production
Containerboard (1)	1,435	1,784
Kraft paper	19	43
Market pulp	66	123
SBL	33	33
North American corrugated containers sold (billion sq. ft.)	16.6	17.6
Fiber reclaimed and brokered	1,241	1,716

(1)          For the three months ended March 31, 2009 and 2008, our corrugated container plants consumed 1,135,000 tons and 1,171,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity improved significantly during the first quarter of 2009.  At March 31, 2009, we had cash and cash equivalents of $248 million and the amount available for borrowings under the DIP Credit Agreement was $292 million.  Working capital and our cash flows from operations were favorably impacted by the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  The improvement in liquidity was positively impacted by the additional availability resulting from the DIP Credit Agreement entered into on January 28, 2009.

The following table summarizes our cash flows for the three months ended March 31:

(In millions)	2009	2008
Net cash provided by (used for):
Operating activities	$111	$(27)
Investing activities	(53)	(90)
Financing activities	64	120
Net increase in cash	$122	$3

Net Cash Provided By (Used For) Operating Activities

The net cash provided by (used for) operating activities for the three months ended March 31, 2009 improved compared to the same period in 2008 due primarily to lower working capital.  Working capital, principally accounts payable and interest payable, was favorably impacted by the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  Since January 26, 2009, the Petition Date, we discontinued interest payments on our unsecured senior notes and certain other unsecured debt. Interest expense ($48 million in the three months ended March 31, 2009) will continue to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $53 million for the three months ended March 31, 2009.  Expenditures for property, plant and equipment were $39 million for the first three months of 2009, compared to $94 million for the same period last year.  The amount expended for property, plant and equipment in the first three months of 2009 was principally for projects related to upgrades, cost reductions and ongoing initiatives.  Advances to affiliates, net in 2009 of $15 million is principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.  See Note 9 of the Notes to Consolidated Financial Statements.  For the three months ended March 31, 2008, we received proceeds of $4 million from the sale of properties primarily related to previously closed facilities.

Net Cash Provided By (Used For) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 of $64 million included proceeds from the DIP Credit Agreement of $440 million which were used to terminate our receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million. In addition, debt issuance cost of $63 million was incurred and paid with the proceeds and available cash.  We paid preferred dividends of $2 million in the first quarter of 2008.  We are prohibited from paying future dividends under the DIP Credit Agreement.

DIP Credit Agreement

In connection with filing the Chapter 11 Petition and the Canadian Petition on January 26, 2009, we and certain of our affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a DIP Credit Agreement.  On January 27, 2009, the Bankruptcy Courts granted interim approval of the DIP Credit Agreement.  Based on such interim approval, on January 28, 2009 we entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Courts.  Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009.  Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

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

In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, we used U.S. term loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian term loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the DIP Canadian Revolver and available cash.

We have the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate (ABR) Loans bear interest at a rate per annum equal to the applicable margin (Applicable Margin) plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate.  The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date.  As of March 31, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

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

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended through April 28, 2010, and subsequently through July 28, 2010 upon the satisfaction of certain conditions precedent (including the payment of specified fees).

U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves.  As of March 31, 2009, the applicable borrowing base was $732 million and the amount available for borrowings under the DIP Credit Agreement was $292 million.  In addition, as of March 31, 2009, we had cash and cash equivalents of $248 million.

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

Bank Credit Facilities

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

On January 15, 2009 our credit ratings were lowered, increasing the Applicable Rate by 0.25%.  We have the option to borrow at a rate equal to LIBOR plus 2.25% or alternate base rate (ABR) plus 1.00% for the term loan facilities and LIBOR plus 2.50% or ABR plus 1.25% for the revolving credit facilities (the Applicable Rate).

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. As previously disclosed in our 2008 Form
10-K, our consolidated balance sheet as of December 31, 2008 included a reclassification of $3,032 million to current maturities of long-term debt from long-term debt. Since January 26, 2009, the date of the bankruptcy filings, we discontinued interest payments on our unsecured senior notes and certain other unsecured debt.

We had a deposit funded letter of credit facility, related to our variable rate industrial revenue bonds, for approximately $122 million that was due to mature on November 1, 2010. In February 2009, due to an event of default under the bond indentures, this credit facility was drawn on to fully repay the industrial revenue bonds in the principal amount of $120 million.

During the three months ended March 31, 2009, letters of credit in the amount of $68 million were drawn on to fund obligations principally related to nonqualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under our credit agreement.

Future Cash Flows

The U.S Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business.  The credit is scheduled to expire on December 31, 2009.  On May 6, 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service.  Subsequently, we submitted refund claims of approximately $183 million for the period January 1, 2009 through April 30, 2009, related to production at eight of our U.S. mills. We expect to receive these refunds in the second quarter of 2009.  Our financial results for the three months ended March 31, 2009, do not reflect the recognition of any benefit related to this matter because our registration as an alternative fuel mixer had not yet been approved.  We expect to submit monthly refund claims of approximately $45 million for the remainder of 2009.

Under the DIP Credit Agreement, capital expenditures for the 11-month period ending December 31, 2009 are not allowed to exceed $205 million.  In the first quarter of 2009, capital spending of $39 million included $18 million for the two months ended March 31, 2009.

We recorded restructuring charges of $13 million during the first quarter of 2009, including $12 million for exit liabilities, which were principally for severance and benefits.  During the three months ended March 31, 2009, we incurred cash expenditures of $7 million for these exit liabilities.  The remaining exit liabilities are expected to be paid principally in the second quarter of 2009.

At December 31, 2008, we had $34 million of exit liabilities related principally to restructuring activities.  During the three months ended March 31, 2009, we incurred cash expenditures of $8 million for these exit liabilities.  In addition, exit liabilities have been decreased by $5 million due to receiving approval from the Bankruptcy Courts to reject leases related to previously closed facilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

In the first quarter of 2009, letters of credit were drawn on in the amount of $27 million related to funding certain of our nonqualified pension plan obligations. Excluding the impact of these letters of credit, we contributed approximately $6 million to our defined benefit plans in the first quarter of 2009.

Canadian Income Taxes

During the first quarter of 2009, we recorded a $1 million income tax provision for Canadian withholding taxes and interest on unrecognized tax benefits.  Because it is more likely than not that substantially all of the deferred tax assets that are generated in 2009 may not be realized, we have recorded a full valuation allowance, and have not recorded any additional tax benefit for the three months ended March 31, 2009.

As previously disclosed, the Canada Revenue Agency (“CRA”) is examining our income tax returns for tax years 1999 through 2005. Certain matters, including transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries, are currently under review.  With respect to the transfer price issue, the CRA has issued assessments of additional income taxes, interest and penalties.   We have appealed the assessments.  In order to appeal the assessment, we made payments of $25 million to the CRA in 2008.

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

Off-Balance Sheet Arrangements

We, under two separate accounts receivable securitization programs, sold without recourse, on an ongoing basis, certain of our accounts receivable to non-consolidated financing entities.  Our retained interest in these non-consolidated entities was carried at fair value and included in retained interest in receivables sold in the accompanying December 31, 2008 consolidated balance sheet.  On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement.  The repurchase of receivables of $385 million has been included in the cash flows from financing activities in the consolidated statement of cash flows.

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

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value. During the first quarter of 2009, letters of credit of $18 million were drawn on related to the settlement of certain of our derivative instruments.  Excluding these settled liabilities, the termination value related to the remaining derivative liabilities was approximately $60 million, which were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition.  These derivative liabilities were adjusted through other comprehensive income (loss) (OCI) for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  The remaining amount in OCI will be recorded through earnings during the period the underlying transaction is recorded or when the underlying transaction is no longer expected to occur.

Commodity Price Risk

We used derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel oil and diesel fuel.  The objective was to fix the price of a portion of our purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments historically offset the changes in the price of the hedged item.  The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include the impact of the natural gas derivative instruments.  See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  The Canadian dollar as of March 31, 2009, compared to December 31, 2008, weakened 2.91% against the U.S. dollar.  We recognized non-cash foreign currency exchange gains of $3 million for the three month period ended March 31, 2009 compared to gains of $15 million for the same period in 2008.

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

We used interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.

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

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court.  On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court.  Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.”

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

ITEM 1A.                    RISK FACTORS

There are no material changes to the risk factors as disclosed in our 2008 Form 10-K.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable.  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of our 2008 Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are included in this Form 10-Q:

10.1

Credit Agreement, dated as of January 28, 2009 among Smurfit-Stone Container Corporation, as the parent and guarantor, Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K/A filed April 17, 2009, amending SSCC’s Current Report on Form 8-K filed January 26, 2009 (File No. 0-23876)).

10.2

First Amendment to Credit Agreement and to Security and Pledge Agreement, dated as of February 25, 2009, by and among Smurfit-Stone Container Corporation, as the parent and guarantor, Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K/A filed April 17, 2009, amending SSCC’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-23876)).

10.3

First Amendment to Amended and Restated Credit Agreement, dated as of February 27, 2009, by and among Smurfit-Stone Container Corporation, as the parent and guarantor, Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K/A filed April 17, 2009, amending SSCC’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-23876)).

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: May 11, 2009	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)