Form 10-K/A
period 2008-12-31
SMURFIT STONE CONTAINER CORP
filed 2009-06-12
CIK 919226

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.0 billion, based on the closing sales price of $4.07 per share of such stock on The NASDAQ Global Select Market on June 30, 2008.

The number of shares outstanding of the registrant’s common stock as of February 27, 2009: 256,178,274.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of Form 10-K Into Which
Document	Document Is Incorporated

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (Amendment No. 1) to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed by us on March 17, 2009 (the Original Report). We are filing this Amendment No. 1 solely to: (1) amend the cover page to indicate that the Company is not a well-known seasoned issuer; (2) amend and restate our disclosure in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to our use of certain non-GAAP financial measures; (3) amend and restate the list of exhibits in Part IV Item 15, “Exhibits and Financial Statement Schedules,” to correct a reference to the document incorporated by reference in Exhibit 10.1(a); and (4) file as exhibits currently dated certifications required by Rules 13a-14(a) and 15d-14(a) by each of our principal executive officer and principal financial officer.

This Amendment No.1 does not include any restatement of our financial statements previously filed in the Original Report. Other than as set forth in this Amendment No.1, no information included in the Original Report has been amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report, and does not modify or update the disclosures therein in any other way than as required to reflect this Amendment No. 1.

PART II

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we use the financial measures “adjusted net income (loss) attributable to common stockholders” (adjusted net income (loss)) and “adjusted net income (loss) per diluted share attributable to common stockholders” (adjusted net income (loss) per diluted share) which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These measures are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules.  Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP financial measures that exclude from net income (loss) attributable to common stockholders the effects of goodwill and other intangible assets impairment charges, losses on early extinguishment of debt, non-cash foreign currency exchange gains or losses, gains or losses on disposal of assets, restructuring charges, litigation charges, losses on ineffective interest rate swaps marked-to-market, the resolution of certain income tax matters and reduction in Canadian statutory income tax rates.

We use these supplemental non-GAAP measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors and to establish operational goals and forecasts that are used in allocating resources. These non-GAAP measures of operating results are reported to our board of directors, chief executive officer and our chief operating officer and are used to make strategic and operating decisions and assess performance.  These non-GAAP measures are presented to enhance an understanding of our operating results and are not intended to represent cash flow or results of operations.  We also believe these non-GAAP measures are beneficial to investors, potential investors and other key stakeholders, including analysts and creditors who use these measures in their evaluations of our performance from period to period and against the performance of other companies in our industry. Our creditors also use these measures to evaluate our ability to service our debt. The use of these non-GAAP financial measures is beneficial to these stakeholders because they exclude certain unusual or non-recurring items that management believes are not indicative of the ongoing operating performance of our business, and including them would distort comparisons to our past operating performance.  Accordingly, we have excluded the adjustments, as detailed below, for the purpose of calculating these non-GAAP measures.

The following is an explanation of each of the adjustments that we have excluded to arrive at these non-GAAP measures for the years ended December 31, 2008, 2007 and 2006, as well as the reasons management believes each of these items is non-recurring and not indicative of operating performance:

•                  Goodwill and Other Intangible Assets Impairment Charges — As the result of the significant decline in value of our equity securities and our debt instruments and downward pressure placed on earnings by the weakening U.S. economy, we recognized impairment charges on goodwill and other intangible assets of $2,757 million, net of income taxes, in the fourth quarter of 2008.  These charges were not considered indicative of future operating performance and were not used by us to assess our operating performance.

•                  Loss on Early Extinguishment of Debt —  These losses represent unamortized deferred debt issuance cost and call premiums charged to expense in connection with our financing activities in 2007 and 2006.  These losses were not considered indicative of future operating performance because they related to specific financing activities and were not used by us to assess our operating performance.

•                  Non-Cash Foreign Currency Gain or Loss —The functional currency for our Canadian operations is the U.S. dollar.  Fluctuations in Canadian dollar-denominated monetary assets and liabilities result in non-cash gains or losses.  We excluded the impact of foreign currency exchange gains in 2008 and losses in 2007 because the impact of foreign exchange is highly variable and difficult to predict from period to period and is not tied to our operating performance.  These gains or losses are not considered indicative of future operating performance and are not used by us to assess our operating performance.

•                  Gain or Loss on Sale of Assets —These amounts represent gains and losses, and related tax impacts, which we recognized related to the sale of non-strategic assets.  In connection with the sale of a mill in 2007, we recorded a loss of $97 million, net of income tax. These gains and losses were not considered indicative of future operating performance and were disregarded by management in assessing operating performance.

•                  Restructuring Charges — These adjustments represent the write-down of assets, primarily property, plant and equipment to estimated net realizable values, the acceleration of depreciation for equipment to be abandoned or taken out of service, severance costs and other costs associated with our restructuring initiatives. These expenses were not considered indicative of our on-going operating performance and were excluded by management in assessing our operating performance.

•                  Litigation Charges - These charges are attributable to certain litigation matters. These amounts represent significant charges during 2008 and do not reflect expected on-going operating expenses.

•                  Loss on Ineffective Interest Rate Swaps Marked-to-Market — This represents a loss recorded in interest expense as a result of our intention to refinance the underlying debt prior to its maturity.  This represented a significant charge to interest expense in the fourth quarter of 2008 and was not considered indicative of expected on-going interest expense.

•                  Pension Curtailment — In the third quarter of 2007, we announced the freeze of our defined benefit pension plans and recorded a curtailment gain of $2 million, net of income taxes. This gain was not considered indicative of our on-going operating performance and thus was excluded by us in assessing our current operating performance and for comparison to our past operating performance.

•                  Resolution of Income Tax Matters — These amounts represent the resolution of certain income tax matters.  During 2008, we were informed by a foreign taxing authority that certain matters related to our acquisition of a company had been resolved in our favor. Primarily as a result of this favorable ruling, we reduced our liability for unrecognized tax benefits and recorded an income tax benefit of approximately $84 million during 2008. These income tax benefits were not related to the current or past years being presented and were not considered indicative of our on-going operating performance.

•                  Reduction in Canadian Statutory Income Tax Rates — In 2007, we recorded an income tax benefit as a result of the reduction in Canadian statutory income tax rates.  This income tax benefit was not related to the current or past years being presented and was not considered indicative of our on-going operating performance.

Adjusted net income (loss) and adjusted net income (loss) per diluted share have certain material limitations associated with their use as compared to net income (loss).  These limitations are primarily due to the exclusion of certain amounts that are material to our consolidated results of operations, as discussed above.  In addition, these adjusted net income (loss) measures may differ from adjusted net income (loss) calculations of other companies in our industry, limiting their usefulness as comparative measures. Because of these limitations, adjusted net income (loss) and adjusted net income (loss) per diluted share should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP.  We compensate for these limitations by relying primarily on our GAAP results and using adjusted net income (loss) and adjusted net income (loss) per diluted share only as supplemental measures of our operating performance.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for financial statements prepared in accordance with GAAP.

We believe that providing these non-GAAP measures in addition to the related GAAP measures provides investors greater transparency to the information our management uses for financial and operational decision-making and allows investors to see our results as management sees them. We also believe that providing this information better enables investors to understand our operating performance and to evaluate the methodology used by our management to evaluate and measure our operating performance, and the methodology and financial measures used by our board of directors to assess management’s performance.

The financial presentation below includes a reconciliation of net income (loss) attributable to common stockholders and net income (loss) per diluted share attributable to common stockholders, the most directly comparable GAAP financial measures, to adjusted net income (loss) and adjusted net income (loss) per diluted share, respectively.

Reconciliation to GAAP Financial Measures

(In millions, except per share data)

	2008	2007	2006
Net income (loss) attributable to common stockholders (GAAP)	$(2,830)	$(115)	$(71)
Goodwill and other intangible assets impairment charges, net of income taxes	2,757
Loss on early extinguishment of debt, net of income taxes		17	17
Non-cash foreign currency exchange (gains) losses	(36)	52	(1)
(Gain) loss on disposal of assets, net of income taxes	(1)	97	(10)
Restructuring charges, net of income taxes	45	4	26
Litigation charges, net of income taxes	5
Loss on ineffective interest rate swaps marked-to-market, net of income taxes	7
Pension curtailment, net of income taxes		(2)
Resolution of prior years’ income tax matters	(84)	(4)
Reduction in Canadian statutory income tax rates		(5)
Adjusted net income (loss) attributable to common stockholders	$(137)	$44	$(39)

Net income (loss) per diluted share attributable to common stockholders (GAAP)	$(11.01)	$(0.45)	$(0.28)
Goodwill and other intangible assets impairment charges, net of income taxes	10.73
Loss on early extinguishment of debt, net of income taxes		0.07	0.07
Non-cash foreign currency exchange (gains) losses	(0.14)	0.20
(Gain) loss on disposal of assets, net of income taxes		0.38	(0.04)
Restructuring charges, net of income taxes	0.17	0.02	0.10
Litigation charges, net of income taxes	0.02
Loss on ineffective interest rate swaps marked-to-market, net of income taxes	0.03
Pension curtailment, net of income taxes		(0.01)
Resolution of income tax matters	(0.33)	(0.02)
Reduction in Canadian statutory income tax rates		(0.02)
Adjusted net income (loss) per diluted share attributable to common stockholders	$(0.53)	$0.17	$(0.15)

OVERVIEW

On January 26, 2009, Smurfit-Stone and its U.S. and Canadian subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware.  On the same day, our Canadian subsidiaries also filed to reorganize under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Canada.  Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process. See Part I, Item 1, “Business, Bankruptcy Proceedings.”

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

GOODWILL AND OTHER INTANGIBLE ASSETS IMPAIRMENT CHARGES

As the result of the significant decline in value of our equity securities and our debt instruments and downward pressure placed on earnings by the weakening U.S. economy, we evaluated the carrying amount of our goodwill and other intangible assets for potential impairment in the fourth quarter of 2008.  We obtained third-party valuation reports as of December 31, 2008 that indicated the carrying amounts of our goodwill and other intangible assets were fully impaired based on declines in current and projected operating results and cash flows due to the current economic conditions. As a result, we recognized pretax impairment charges on goodwill and other intangible assets of $2,727 million and $34 million, respectively, in the fourth quarter of 2008.  The goodwill consisted primarily of amounts recorded in connection with our merger with Stone Container Corporation in November of 1998.  See Critical Accounting Policies and Use of Estimates, “Goodwill and Other Intangible Assets.”

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

We as guarantor, and SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (SSC Canada), as borrowers, entered into a credit agreement, as amended (the Credit Agreement) on November 1, 2004.   The Credit Agreement provides for (i) a revolving credit facility of $600 million to SSCE, of which $461 million was borrowed as of December 31, 2008 and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, of which $172 million was borrowed as of December 31, 2008.  The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans.  Each of these revolving credit facilities matures on November 1, 2009.  As of December 31, 2008, subject to the above limitations, we have unused borrowing capacity under SSCE’s revolving credit facilities of $1 million, after giving consideration to outstanding letters of credit.  The Credit Agreement provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million, with an outstanding balance of $137 million at December 31, 2008.  The Credit Agreement also provided to SSC Canada a Tranche C term loan in the aggregate principal amount of $300 million and a Trance C-1 term loan in the aggregate principal amount of $90 million, with outstanding balances of $258 million and $78 million, respectively, at December 31, 2008.  The term loans are payable in quarterly installments ending on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility to us, related to our variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010.  See “Future Cash Flows — Contingent Obligations.”

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

The Credit Agreement contains various covenants and restrictions including (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined therein, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.  The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our Credit Agreement, and the debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  See “Liquidity after Chapter 11 Bankruptcy Filings” for a discussion of the impact of the Chapter 11 Petition and the Canadian Petition filings on the Credit Agreement.

Calpine Corrugated Transaction

In July 2008, we acquired a 90 percent ownership interest in Calpine Corrugated.  In conjunction with the acquisition, we guaranteed approximately $45 million of Calpine Corrugated’s third party outstanding debt.  There was no cash consideration paid.  The transaction was accounted for as a purchase business combination and results of operations of Calpine Corrugated are included in the consolidated statements of operations beginning July 29, 2008.  The purchase price allocation completed in the fourth quarter of 2008 resulted in assets and liabilities of approximately $50 million, including approximately $45 million of debt.  No goodwill was recorded for the transaction.  The acquisition of Calpine Corrugated’s operations enabled us to accelerate the optimization of our Northern California business unit and improve its position in the agricultural market segment.

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

		Amounts Payable During
(In millions)	Total	2009	2010-11	2012-13	2014 & Beyond

Long-term debt, including capital leases (1)	$3,718	$3,718	$	$	$
Operating leases	385	75	95	59	156
Purchase obligations (2)	874	287	381	111	95
Commitments for capital expenditures (3)	176	129	47
Net unrecognized tax benefits (4)
Other long-term liabilities (5)	57	24	13	4	16
Total contractual obligations	$5,210	$4,233	$536	$174	$267

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

Environmental Matters

As discussed in Part I, Item 1, “Business, Environmental Compliance,” we completed all projects required to bring us into compliance with the now vacated Boiler MACT.  However, we could incur significant expenditures due to changes in law or discovery of new information.  Excluding the spending on the Boiler MACT projects and other one-time compliance costs, we have spent an average of approximately $6 million in each of the last three years on capital expenditures for environmental purposes.  We anticipate that environmental capital expenditures will be approximately $6 million in 2009.

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

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets for impairment in accordance with SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” annually or at other times when events and circumstances indicate the carrying value of this asset may no longer be fully recoverable.  In the fourth quarter of 2008, as the result of the significant decline in value of our equity securities and debt instruments and the downward pressure placed on earnings by the weakening U.S. economy, we determined that goodwill and other intangible assets were potentially impaired.

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

Long-Lived Assets Excluding Goodwill

We conduct impairment reviews of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based upon our review as of December 31, 2008, we determined that there was no impairment of long-lived assets.  Such reviews require us to make estimates of future cash flows and fair values.  Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and costs. Our estimates of fair value are determined using a variety of valuation techniques, including cash flows. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable.  However, should our assumptions change in future years, our fair value models could indicate lower fair values for long-lived assets, which could materially affect the carrying value of property, plant and equipment and results of operations.

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

PROSPECTIVE ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), effective for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) expands the definition of a business and changes the accounting for business combinations, including how an acquirer recognizes and measures the identifiable assets acquired, the cost of the acquisition, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) will be applicable to future business combinations and will not have a material effect on our consolidated financial statements prior to such acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS No. 160), effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements, requires non-controlling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to non-controlling interests.  We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS No. 161), effective for fiscal years beginning after November 15, 2008.  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect an entity’s financial position, financial performance and cash flows.  We expect SFAS No. 161 to expand our derivative instrument disclosures in our financial statements.

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

3.2(b)	Amendment to Second Amended and Restated Bylaws of SSCC (incorporated by reference to Exhibit 3.1 to SSCC’s Current Report on Form 8-K filed March 2, 2007 (File No. 0-23876)).

3.2(c)	Amendment to Second Amended and Restated Bylaws of SSCC (incorporated by reference to Exhibit 3.1 to SSCC’s Current Report on Form 8-K filed March 4, 2008 (File No. 0-23876)).

4.1	Certificate for Smurfit-Stone Container Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to SSCC’s Registration Statement on Form S-8 (File No. 33-57085)).

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

4.7(c)

Form of 8.25% Senior Notes due 2012 of Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)). (incorporated by reference to Exhibit 4.1 to JSCE, Inc.’s (JSCE) Registration Statement on Form S-4, Registration Number 333-101419 (the “JSCE Form S-4”).

4.7(d)

Indenture dated as of September 26, 2002, among JSC(U.S.), JSCE and the Bank of New York, as Trustee, relating to JSC(U.S.)’s 8.25% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to JSCE’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002 (File No. 0-11951)).

10.1(a)

Credit Agreement, dated November 1, 2004, by and among SSCC, as guarantor, SSCE and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent, Deutsche Bank and Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K/A dated November 1, 2004, filed with the Commission on April 17, 2009 (File No. 0-23876)).

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

10.9(a)*

Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23876)).

10.9(b)*

Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.10*

Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23876)).

10.11*

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

10.13(a)*

Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-23876)).

10.13(b)*

First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.13(c)*

Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-23876)).

10.13(d)*

Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23876)).

10.14(a)*	Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix I to SSCC’s Proxy Statement dated April 5, 2004 (File No. 0-23876)).

10.14(b)*

First Amendment of the Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.15*

Jefferson Smurfit Corporation Supplemental Income Pension Plan II (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-23876)).

10.16*	Form of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

10.17(a)*	Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23876)).

10.17(b)*

First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.17(c)*

Second Amendment of Employment Agreement of Patrick J. Moore effective as of July 25, 2006, between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).

10.17(d)*

Third Amendment to Employment Agreement of Patrick J. Moore entered into December 31, 2008 (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).

10.18(a)*

Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.18(b)*

Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.18(c)*

Amendment No. 2, dated December 31, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.20(c) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

10.19(a)*	Offer Letter dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.19(b)*

Employment Agreement dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.19(c)*	First Amendment of Employment Agreement of Steven J. Klinger, incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-23876)).

10.19(d)*

Amendment to Employment Agreement of Steven J. Klinger, entered into December 31, 2008 (incorporated by reference to Exhibit 10.3 to SSCC’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).

10.19(e)*

Executive Retirement Agreement, dated as of October 2, 2006, between SSCC and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated October 5, 2006 (File No. 0-23876)).

10.19(f)*

Amendment to Executive Retirement Agreement of Steven J. Klinger, entered into December 31, 2008 (incorporated by reference to Exhibit 10.4 to SSCC’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).

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

10.20(c)*

Second Amendment to Employment Agreement of Charles A. Hinrichs, entered into December 31, 2008 (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).

10.21*

Employment Security Agreement, dated November 4, 2008, between SSCC and Craig A. Hunt (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-23876)).

10.22*

Employment Security Agreement, dated November 4, 2008, between SSCC and Mack C. Jackson (incorporated by reference to Exhibit 10.4 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-23876)).

10.23*	Employment Security Agreement, dated November 16, 2006, between SSCC and Steven C. Strickland.

10.24*

Smurfit-Stone Container Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

21.1**	Subsidiaries of Smurfit-Stone Container Corporation.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney.

31.1***	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits filed with this annual report are included under Item (a) (3).

(c)	None.

*	Indicates a management contract or compensation plan or arrangement.
**	Filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 17, 2009 (File No. 0-23876).
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	June 12, 2009	SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

		By	/s/ Patrick J. Moore
Patrick J. Moore
Chairman and Chief Executive Officer