Form 10-K
period 2009-12-31
SMURFIT STONE CONTAINER CORP
filed 2010-03-02
CIK 919226

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 0-23876

Smurfit-Stone Container Corporation

(Exact name of registrant as specified in its charter)

Delaware	43-1531401
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

222 North LaSalle Street
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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $44 million, based on the closing price of $0.17 per share of such stock on the Pink Sheets Electronic Quotation Service on June 30, 2009.

The number of shares outstanding of the registrant’s common stock as of February 26, 2010: 256,811,073

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K Into Which Document Is Incorporated
None

SMURFIT-STONE CONTAINER CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2009

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

GENERAL

Smurfit-Stone Container Corporation, incorporated in Delaware in 1989, is one of the industry’s leading integrated manufacturers of paperboard and paper-based packaging in North America, including containerboard and corrugated containers, and is one of the world’s largest paper recyclers. We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2009, our net sales were $5,574 million and our net loss attributable to common stockholders was $3 million.

Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.

BANKRUPTCY PROCEEDINGS

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the Petition Date), we and our U.S. and Canadian subsidiaries (collectively, the Debtors) filed a voluntary petition (the Chapter 11 Petition) for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court in Wilmington, Delaware (the U.S. Court). On the same day, our Canadian subsidiaries also filed to reorganize (the Canadian Petition) under the Companies’ Creditors Arrangement Act (the CCAA) in the Ontario Superior Court of Justice in Canada (the Canadian Court). Our operations in Mexico and Asia and certain U.S. and Canadian legal entities (the Non-Debtor Subsidiaries) were not included in the filing and will continue to operate outside of the Chapter 11 process.

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

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations were stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.

We and our U.S. and Canadian subsidiaries are currently operating as “debtors-in-possession” under the jurisdiction of the U.S. Court and Canadian Court (the Bankruptcy Courts) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA. In general, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (DIP) Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on the Petition Date, we and certain of our affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the DIP Credit Agreement). Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009. Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan (U.S. DIP Term Loan) for borrowings by SSCE; a $35 million Canadian term loan (Canadian DIP Term Loan) for borrowings by Smurfit-Stone Container Canada Inc. (SSC Canada); a $250 million U.S. revolving loan (U.S. DIP Revolver) for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan (Canadian DIP Revolver) for borrowings by SSCE and/or SSC Canada.

Under the DIP Credit Agreement, on January 28, 2009, we borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver. In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, we used U.S. DIP Term Loan proceeds of $360 million, net of lenders’ fees of $40 million, and Canadian DIP Term Loan proceeds of $30 million, net of lenders’ fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million. In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the Canadian DIP Revolver and available cash.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, were due and payable in full at maturity, which was January 28, 2010. During 2009, we made voluntary prepayments of $383 million on the U.S. DIP Term Loan with available cash provided by operating activities. In addition, during 2009, we repaid $17 million on the U.S. DIP Term Loan with proceeds from property sales. As of December 31, 2009, no borrowings were outstanding under the U.S. DIP Term Loan or the U.S. DIP Revolver.

During 2009, we repaid $35 million on the Canadian DIP Term Loan primarily with proceeds from property sales including $27 million from the sale of our Canadian timberlands. In addition, during 2009, we repaid $5 million on the Canadian DIP Revolver. As of December 31, 2009, no borrowings were outstanding under the Canadian DIP Term Loan or the Canadian DIP Revolver.

As all borrowings under the DIP Credit Agreement were paid in full as of December 31, 2009, we allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010.

Reorganization Process

The Bankruptcy Courts approved payment of certain of our pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods received and services rendered subsequent to the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of our business. We have retained legal and financial professionals to advise us on the bankruptcy proceedings.

Immediately after filing the Chapter 11 Petition and Canadian Petition, we notified all known current or potential creditors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code and the CCAA, our bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Courts lift the automatic stay.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware (the U.S. Trustee) appointed an official committee of unsecured creditors (the Creditors’ Committee). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to us. A monitor was appointed by the Canadian Court with respect to proceedings before the Canadian Court.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions. In this context, “assumption” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” means that we are relieved from our obligations to perform further under the contract or lease, but are subject to a pre-petition claim for damages for the breach thereof subject to certain limitations. Any damages resulting from rejection of executory contracts that are permitted to be recovered under the Bankruptcy Code will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

Since the Petition Date, we received approval from the Bankruptcy Courts to reject a number of leases and other executory contracts of various types. We are continuing to review all of our executory contracts and unexpired leases to determine which additional contracts and leases we will reject. We expect that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with certainty.

In June 2009, the Bankruptcy Courts entered an order establishing August 28, 2009, as the bar date for potential creditors to file claims.  The bar date is the date by which certain claims against us must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of our bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by us and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

In September 2009, the U.S. Trustee denied a request by certain holders of our common stock and Preferred Stock to form an official equity committee to represent the interests of equity holders on matters before the U.S. Court. The equity holders subsequently filed a motion for the appointment of an equity committee with the U.S. Court. In December 2009, the U.S. Court entered an order denying the motion for an order appointing an official committee of equity security holders.

Proposed Plan of Reorganization and Exit Credit Facilities

In order to successfully emerge from bankruptcy, we must propose and obtain confirmation by the Bankruptcy Courts of a plan of reorganization that satisfies the requirements of the Bankruptcy Code and the CCAA. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from bankruptcy.

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

The Proposed Plan of Reorganization

On December 1, 2009, the Debtors filed their Joint Proposed Plan of Reorganization and Plan of Compromise and Arrangement and Disclosure Statement with the U.S. Court. On December 22, 2009, January 27, 2010 and February 4, 2010 the Debtors filed amendments to the Proposed Plan of Reorganization (the Proposed Plan of Reorganization) and to the Disclosure Statement. Key elements of the Proposed Plan of Reorganization were as follows:

•                  we and our subsidiary, SSCE, would merge and become the reorganized company (Reorganized Smurfit-Stone) that would be governed by a board of directors that will include Patrick J. Moore, our current Chairman and Chief Executive Officer, Steven J. Klinger, our current President and Chief Operating Officer, and a number of independent directors, including a non-executive chairman, to be selected by the Creditors’ Committee in consultation with the Debtors;

•                  all of the existing secured debt of the Debtors would be fully repaid with cash;

•                  substantially all of the existing unsecured debt and claims against SSCE, including all of the outstanding unsecured senior notes, would be exchanged for common stock of the Reorganized Smurfit-Stone, which would be traded on either the New York Stock Exchange (NYSE) or the NASDAQ market, with holders of unsecured claims against SSCE of less than or equal to $10,000 entitled to receive payment of 100% of such claims in cash, and eligible cash-out participants having the opportunity to indicate on their ballot the percentage amount of their allowed claim they would be willing to receive in cash in lieu of common stock;

•                  all of our existing equity securities would be cancelled and existing shareholders of our common and Preferred Stock would receive no distribution on account of their shares;

•                  the assets of the Canadian Debtors would be sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors’ unsecured creditors if they vote to accept the Proposed Plan of Reorganization and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors; and

•                  Reorganized Smurfit-Stone and our newly-formed Canadian subsidiary would assume all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions.

The Proposed Plan of Reorganization will not become effective until certain conditions are satisfied or waived, including: (i) entry of an order by the Bankruptcy Courts confirming the Proposed Plan of Reorganization, (ii) all actions, documents and agreements necessary to implement the Proposed Plan of Reorganization having been effected or executed, (iii) access of the Debtors to funding under the exit credit facility and (iv) specified claims of the Debtors’ secured lenders having been paid in full pursuant to the Proposed Plan of Reorganization.

On January 14, 2010, the U.S. Court granted approval to extend the Debtors’ exclusive right to file a plan of reorganization to July 21, 2010, and granted the Debtors’ approval to solicit acceptance of a plan of reorganization until May 21, 2011. If the Debtors’ exclusivity period lapses, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

On January 29, 2010, the U.S. Court approved the Debtors’ Disclosure Statement as containing adequate information for the holders of impaired claims and equity interests, who are entitled to vote to accept or reject the Debtors’ Proposed Plan of Reorganization.

The Bankruptcy Code requires the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Proposed Plan of Reorganization is scheduled to begin on April 14, 2010. The confirmation hearing may be adjourned from time to time by the Bankruptcy Court without further notice except for an announcement of the adjourned date made at the confirmation hearing or any subsequent adjourned confirmation hearing. There can be no assurance at this time that the Proposed Plan of Reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

Exit Credit Facilities

On January 14, 2010, the U.S. Court entered an order authorizing the Debtors to (i) enter into an exit term loan facility engagement and arrangement letter and fee letters, (ii) pay associated fees and expenses and (iii) furnish related indemnities. On February 1, 2010, we filed a motion with the U.S. Court seeking approval to enter into a senior secured term loan exit facility (Term Loan Facility).

On February 16, 2010, the U.S. Court granted the motion and authorized us and certain of our affiliates to enter into the Term Loan Facility. On the same date, the U.S. Court also granted our February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the ABL Revolving Facility) (together with the Term Loan Facility, the Exit Credit Facilities). Based on such approvals, on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million. In addition, we entered into a commitment letter and related fee letters for the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), which we expect to enter into prior to exiting bankruptcy. The ABL Revolving Facility will include a $150 million sub-limit for letters of credit. The commitments for the Term Loan Facility and the ABL Revolving Facility will terminate on July 16, 2010 unless our emergence from bankruptcy and satisfaction of certain funding date conditions under the Term Loan Facility and the ABL Revolving Facility occur on or prior to such date, and the Term Loan Facility is funded.

We are permitted, subject to obtaining lender commitments, to add one or more incremental facilities to the Term Loan Facility in an aggregate amount up to $400 million. Each incremental facility is conditioned on (a) there existing no defaults, (b) in the case of incremental term loans, such loans have a final maturity no earlier than, and a weighted average life no shorter than, the Term Loan Facility, and (c) after giving effect to one or more incremental facilities, the consolidated senior secured leverage ratio shall be less than 3.00 to 1.00. If the interest rate spread applicable to any incremental facility exceeds the interest rate spread applicable to the Term Loan Facility by more than 0.25%, then the interest rate spread applicable to the Term Loan Facility will be increased to equal the interest rate spread applicable to the incremental facility.

On the date we emerge from bankruptcy, the Term Loan will be funded and borrowings are expected to be available under the ABL Revolving Facility. The proceeds of the borrowings under the Term Loan Facility, together with available cash will be used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay fees, costs and expenses of approximately $50 million related to and contemplated by the Exit Credit Facilities and the Proposed Plan of Reorganization. Borrowings under the ABL Revolver Facility will be available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.

The term loan (Term Loan) matures six years from the funding date of the Term Loan Facility and is repayable in equal quarterly installments of $3 million beginning on September 30, 2010, with the balance payable at maturity. Additionally, following the end of each fiscal year, varying percentages of our excess cash flow, as defined in the Term Loan Facility, based on certain agreed levels of secured leverage ratios, must be used to repay outstanding principal amounts under the Term Loan. Subject to specified exceptions, the Term Loan Facility will also require us to use the net proceeds of asset sales and the net proceeds of the incurrence of indebtedness to repay outstanding borrowings under the Term Loan Facility.

The Term Loan will bear interest at our option at a rate equal to: (A) 3.75% plus the alternate base rate (Term Loan ABR) defined as the greater of: (i) the U.S. prime rate, (ii) the overnight federal funds rate plus 0.50%, or (iii) the one month adjusted LIBOR rate plus 1.0%, provided that the Term Loan ABR shall never be lower than 3.00% per annum, or (B) the adjusted LIBOR rate plus 4.75%, provided that the adjusted LIBOR rate shall never be lower than 2.00% per annum.

The ABL revolver loan (ABL Revolver) will mature four years from the funding date of the ABL Revolving Facility. We will have the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus:(i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter. The rate could be adjusted in the future from 3.25% to a rate as high as 3.75% based on the average historical utilization under the ABL Revolving Facility. We would also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility. The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

Borrowings under the Exit Credit Facilities will be guaranteed by us and certain of our subsidiaries, and would be secured by first priority liens and second priority liens on substantially all our presently owned and hereafter acquired assets and those of each of our subsidiaries party to the Exit Credit Facilities, subject to certain exceptions and permitted liens.

The Exit Credit Facilities contain affirmative and negative covenants that impose restrictions on our financial and business operations and those of certain of our subsidiaries, including their ability to incur indebtedness, incur liens, make investments, sell assets, pay dividends or make acquisitions. The Exit Credit Facilities contain events of default customary for financings of this type.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, although our bankruptcy filings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Courts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Financial Reporting Considerations

For periods subsequent to the bankruptcy filings, we have applied the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, Reorganizations (ASC 852), in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser or greater amounts.

Reorganization Items

Our reorganization items directly related to the process of our reorganizing under Chapter 11 and the CCAA, as recorded in our 2009 consolidated statement of operations, consist of the following:

2009

Provision for rejected/settled executory contracts and leases	$(78)
Professional fees	(56)
Accounts payable settlement gains	11
Reversal of accrued post-petition unsecured interest expense	163
Total reorganization items	$40

Provision for rejected/settled executory contracts and leases for 2009 includes a $9 million special termination benefits charge due to funding obligations related to certain non-qualified pension plans.

Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors’ Committee and certain secured creditors.

Under the Proposed Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date would not be paid. In addition, holders of our Preferred Stock would not be entitled to receive any amounts under the Proposed Plan of Reorganization. As a result, we concluded it is not probable that interest expense or Preferred Stock dividends that were accrued from the Petition Date through November 30, 2009 would be allowed claims. In December 2009, we recorded income in reorganization items for the reversal of $163 million of accrued post-petition unsecured interest expense in the consolidated statement of operations. Preferred stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in December 2009.

Net cash paid for reorganization items for 2009 totaled $41 million related to professional fees.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statement of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31, 2009

Unsecured debt	$2,439
Accounts payable	339
Interest payable	47
Retiree medical obligations	176
Pension obligations	1,136
Unrecognized tax benefits	46
Executory contracts and leases	72
Other	17
Liabilities subject to compromise	$4,272

Liabilities subject to compromise represent pre-petition unsecured obligations that will be settled under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed. Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser or greater amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items, such as qualified defined benefit pension and retiree medical obligations that may be assumed under the Proposed Plan of Reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

The Bankruptcy Courts approved payment of certain pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and the Canadian Petition and other business-related payments necessary to maintain the operation of our business. Obligations associated with these matters are not classified as liabilities subject to compromise.

We have rejected certain pre-petition executory contracts and unexpired leases with respect to our operations with the approval of the Bankruptcy Courts and may reject additional contracts or unexpired leases in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

We operate as one segment. For financial information for the last three fiscal years, including our net sales to external customers by country of origin and total long-lived assets by country, see the information set forth in Note 26 of the Notes to Consolidated Financial Statements.

PRODUCTS

Our operations include 12 paper mills (10 located in the United States and two in Canada), 110 container plants (90 located in the United States, 14 in Canada, three in Mexico, two in China and one in Puerto Rico), 29 reclamation plants located in the United States and one lamination plant located in Canada.  Also, we operate wood harvesting facilities in Canada and the United States.  Our primary products include:

•                  containerboard;

•                  corrugated containers;

•                  market pulp;

•                  kraft paper; and

•                  reclaimed and brokered fiber.

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers’ merchandising and distribution specifications.  Corrugated containers are sold to a broad range of manufacturers of consumer goods.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books and furniture.  We provide customers with innovative packaging solutions to advertise and sell their products.  In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor.  We also provide custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions.  Our container plants serve local customers and large national accounts.  Net sales of corrugated containers for 2009, 2008 and 2007 represented 71%, 63% and 60%, respectively, of our total net sales.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging.  We produced 3,395,000 tons of unbleached kraft linerboard, 794,000 tons of white top linerboard and 1,844,000 tons of medium in 2009.  Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations.  In 2009, our corrugated container plants consumed 4,406,000 tons of containerboard.  Net sales of containerboard to third parties for 2009, 2008 and 2007 represented 17%, 20% and 21%, respectively, of our total net sales.

Our paper mills also produce market pulp, solid bleached liner (SBL), kraft paper, and other specialty products.  We produce southern hardwood pulp, bleached southern softwood pulp and fluff pulp, which are sold to manufacturers of paper products, including specialty papers, as well as the printing and writing sectors.  Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags.

Our reclamation operations procure fiber resources for our paper mills as well as other producers.  We operate 29 reclamation facilities that collect, sort, grade and bale recovered paper.  We also collect aluminum and plastics for resale to manufacturers of these products.  In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis.  Our waste reduction services extract additional recyclables from the waste stream by partnering with customers to reduce their waste expenses and increase efficiencies.  Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper.  Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs.  In 2009, our paper mills consumed 1,952,000 tons of the fiber reclaimed and brokered by our reclamation operations, representing an integration level of approximately 38%.

Production for our paper mills, sales volume for our corrugated container facilities and fiber reclaimed and brokered for the last three years were:

(In thousands of tons, except as noted)

	2009	2008	2007
Mill Production
Containerboard	6,033	6,853	7,336
Market pulp	294	470	574
Solid bleached sulfate (SBS/SBL)	130	125	269
Kraft paper	110	145	177
Corrugated containers sold (in billion square feet)	67.1	71.5	74.8
Fiber reclaimed and brokered	5,182	6,462	6,842

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

We serve a broad customer base.  We serve thousands of accounts from our plants and sell packaging and other products directly to end users and converters, as well as through resellers.  Our corrugated container sales organization is centralized with sales responsibilities for all converting plants.  This allows us to better focus on revenue growth and assign the appropriate resources to the best opportunities.  Marketing of containerboard and pulp to third parties is centralized in our board sales group.  Total tons of containerboard and market pulp sold to third parties in 2009, 2008 and 2007 were 2,245,000, 3,024,000 and 3,381,000, respectively.

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

RESEARCH AND NEW PRODUCT DEVELOPMENT

The majority of our research and new product development activities are performed at our facility located in Carol Stream, Illinois.  We use advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance.  Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing.  Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.  In each of 2009, 2008 and 2007, we spent approximately $3 million on research and new product development activities.

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

EMPLOYEES

We had approximately 19,000 employees at December 31, 2009, of which approximately 11,000 (58%) were employees represented by collective bargaining units.  Approximately 15,400 (81%) of our total employees are employed at U.S. operations.  The expiration dates of union contracts for our paper mills are as follows:

•                  Florence, South Carolina - August 2009

•                  La Tuque, Quebec, Canada - August 2009

•                  West Point, Virginia - September 2009

•                  Hodge, Louisiana - June 2010

•                  Jacksonville, Florida -  June 2010

•                  Matane, Quebec, Canada — April 2011

•                  Hopewell, Virginia - July 2011

•                  Panama City, Florida - March 2012

•                  Fernandina Beach, Florida - June 2012

•                  Coshocton, Ohio - July 2012

Labor agreements covering approximately 1,200 employees at our Florence, South Carolina, La Tuque, Quebec and West Point, Virginia paper mills expired in 2009.  Negotiations to reach new agreements have been unsuccessful.  While we consider relations with these employees to be good and we do not expect a work stoppage to occur, the outcome of the negotiations regarding the expired labor agreements are not entirely within our control and, therefore, we can provide no assurance regarding the outcome or the timing of the negotiations or their effect on our results of operations.

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

The U.S. Congress and several states in which we operate are considering legislation that would mandate the reduction of greenhouse gas emissions from facilities in various sectors of the economy, including manufacturing. The United States Environmental Protection Agency (EPA) is also taking steps to regulate greenhouse gas emissions under certain Clean Air Act programs.  Enactment of new climate change laws or regulations may require capital expenditures to modify assets to meet greenhouse gas reduction requirements, increase energy costs above the level of general inflation, and could result in direct compliance and other costs.  It is not yet known when such greenhouse gas emission laws or regulations may come into effect, nor is it currently possible to estimate the costs of compliance with such laws or regulations.  We have taken voluntary actions to reduce greenhouse gas emissions from our manufacturing operations and, with our membership in the Chicago Climate Exchange, have committed to reduce these emissions by 6% over baseline (emissions from 1998 to 2001) by the end of 2010.  We expect that we will not be disproportionately affected by new climate change laws or regulations as compared to our competitors who have comparable, energy-intensive operations in the United States.

In 2004, EPA promulgated a Maximum Achievable Control Technology (MACT) regulation to limit hazardous air pollutant emissions from certain industrial boilers (Boiler MACT).  Several of our mills were required to install new pollution control equipment in order to meet the compliance deadline of September 13, 2007.  The Boiler MACT rule was challenged by third parties in litigation, and the United States District Court of Appeals for the D.C. Circuit issued a decision vacating Boiler MACT and remanding the rule to the EPA.  All projects required to bring us into compliance with the now vacated Boiler MACT requirements were completed.  We spent approximately $80 million on Boiler MACT projects principally through 2007 with insignificant amounts spent in 2008 and 2009 as the projects neared completion.  It is presently unclear whether future rulemaking will require us to install additional pollution control equipment on industrial boilers at our facilities.

Excluding the spending on Boiler MACT projects described above and other one-time compliance costs, for the past three years we spent an average of approximately $4 million annually on capital expenditures for environmental purposes. We anticipate additional capital expenditures related to environmental compliance in the future.  Since our principal competitors are subject to comparable environmental standards, it is our opinion, based on current information, that compliance with existing environmental standards should not adversely affect our competitive position or operating results.  However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.  See Part I, Item 3. Legal Proceedings - “Environmental Matters.”

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information relating to our current executive officers:

Mathew Blanchard, born September 9, 1959, was appointed Senior Vice President and General Manager - Board Sales Division in March 2008, and prior to that had been Vice President and General Manager — Board Sales Division since July 2000.

Matthew T. Denton, born December 11, 1962, was appointed Senior Vice President - Business Planning and Analysis in February 2010.  He had been Vice President - Business Planning and Analysis since January 2007 and prior to that had been Vice President of Business Transformation since he joined Smurfit-Stone in June 2006.  Prior to joining Smurfit-Stone, Mr. Denton was employed by Georgia-Pacific Corporation from 1992 to 2006, where he held positions of increasing responsibility, including Vice President of Strategic Sourcing for Georgia-Pacific’s North American consumer products and bleached pulp and paper operations, and Vice President of Finance for the containerboard and packaging segment and pulp division.

Michael P. Exner, born June 20, 1954, was appointed Senior Vice President and General Manager — Containerboard Mill Division on January 1, 2010.  Prior to joining Smurfit-Stone, Mr. Exner was employed by International Paper Company, most recently as the Vice President of Manufacturing — Containerboard since July 2003, Director of Manufacturing — Commercial Printing and Imaging Papers from February 1997 to June 2003 and Mill Manager from June 1992 to January 1997.

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

Patrick J. Moore, born September 7, 1954, has served as Chairman and Chief Executive Officer since May 2006. Mr. Moore has announced his intention to retire as Chairman and Chief Executive Officer within one year after our emergence from bankruptcy.  He had been Chairman, President and Chief Executive Officer since May 2003, and prior to that he was President and Chief Executive Officer since January 2002, when he was also elected as a Director.  He was Vice President and Chief Financial Officer from November 1998 until January 2002.  Mr. Moore is a director of Archer Daniels Midland Company.

John R. Murphy, born June 28, 1950, was appointed Senior Vice President and Chief Financial Officer on May 18, 2009.  Mr. Murphy announced his resignation, which was effective as of February 25, 2010.  Prior to joining Smurfit-Stone, Mr. Murphy was employed by Accuride Corporation, most recently as the President, Chief Executive Officer and Director from October 2007 to September 2008, President and Chief Operating Officer from January 2007 to October 2007, President and Chief Financial Officer from February 2006 to December 2006 and Executive Vice President/Finance and Chief Financial Officer from March 1998 to January 2006.  Mr. Murphy is a director of O’Reilly Automotive, Inc..

Susan M. Neumann, born February 5, 1954, was appointed Senior Vice President, Corporate Communications on November 15, 2006.  Prior to joining Smurfit-Stone, Ms. Neumann was employed by Albertsons, Inc., most recently as Senior Vice President, Education, Communications and Public Affairs from November 2003 to November 2006, Group Vice President, Communications and Education from January 2002 to November 2003 and Vice President, Communications from January 1996 to January 2002.

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

Steven C. Strickland, born July 12, 1952, was appointed Senior Vice President of Container Operations in November 2008.  He had been Senior Vice President of Sales for the Container Division since October 27, 2006.  Prior to joining Smurfit-Stone, Mr. Strickland was employed by Unisource, most recently as Senior Vice President of Packaging and Supply from September 2006 to October 2006, Senior Vice President of Packaging from March 2004 to August 2006, Senior Vice President of Operations — East from March 2003 to March 2004 and Vice President of National Sales from September 1999 to March 2003.

On January 26, 2009, the date of the filing of the Chapter 11 Petition and the Canadian Petition, each of the executive officers listed, other than Messrs. Denton, Exner and Murphy, served as an executive officer of the Company.

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

Bankruptcy Related Risk Factors

We filed for protection under Chapter 11 of the Bankruptcy Code and our Canadian subsidiaries filed to reorganize under the CCAA on January 26, 2009.

During our bankruptcy proceedings, our operations and our ability to execute our business plan are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our bankruptcy proceedings include the following:

•                  Our ability to obtain court approval with respect to motions filed in the bankruptcy proceedings from time to time;

•                  Our ability to obtain confirmation and consummate our Proposed Plan of Reorganization with respect to the bankruptcy proceedings;

•                  Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•                  Our ability to renew contracts that are critical to our operations;

•                  Our ability to retain management and other key individuals;

•                  There can be no assurance that the Creditors’ Committee will support our positions on matters to be presented to the Bankruptcy Courts in the future; and

•                  Disagreements between us and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact our ability to operate and delay our emergence from the Chapter 11 proceedings.

•                  Objections to the Plan of Reorganization could protract the Chapter 11 proceedings.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our bankruptcy proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the bankruptcy proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Courts, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our bankruptcy proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As a result of the bankruptcy proceedings, our currently outstanding common and Preferred Stock is expected to have no value and would be canceled under our Proposed Plan of Reorganization and, therefore, we believe that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

Our stock is no longer listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

Effective February 4, 2009, the NASDAQ Global Select Market delisted our common stock from trading. Our stock is now traded over the counter and is quoted on the Pink Sheets.  The trading of our common stock over the counter negatively impacts the trading price of our common stock.  In addition, securities that trade on the Pink Sheets are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the “penny stock rule.” In connection with the delisting of our stock, there may also be other negative implications, including the potential loss of confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

Failure to obtain confirmation of the Proposed Plan of Reorganization may result in liquidation or alternative plan on less favorable terms.

Although we believe that the Proposed Plan of Reorganization will satisfy all requirements for confirmation under the Bankruptcy Code and sanction under the CCAA, there can be no assurance that the Bankruptcy Courts will reach the same conclusion.  In addition, confirmation of the Proposed Plan of Reorganization is subject to certain conditions.  Failure to meet any of these conditions could result in the Proposed Plan of Reorganization not being confirmed.  If the Proposed Plan of Reorganization is not confirmed there can be no assurance that the Chapter 11 Petition will continue rather than be converted into Chapter 7 liquidation cases or that any alternative plan or plans of reorganization would be on terms as favorable to the holders of claims.  If a liquidation or protracted reorganization of our business or operations were to occur, there is a substantial risk that our going concern value would be substantially eroded to the detriment of all stakeholders.

The market for the new common stock of the Reorganized Smurfit-Stone may not develop.  The common stock might also have certain restrictions and could incur significant price fluctuations, depression, dilution or liquidity.

There can be no assurance that an active market for the Reorganized Smurfit-Stone common stock (New Common Stock) will develop, nor can any assurance be given as to the prices at which New Common Stock will trade.  It is not known to what extent some stockholders will sell our New Common Stock shortly after issuance.  Any sales of substantial amounts of the New Common Stock in the public market, or the perception that such sales might occur, could cause declines in the market price.  We do not anticipate that cash dividends or other distributions will be made by Reorganized Smurfit-Stone with respect to the New Common Stock in the near future.  Further, such restrictions on dividends may have an adverse impact on the market demand for the New Common Stock as certain institutional investors may invest only in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in the New Common Stock.  The trading prices of our New Common Stock may fluctuate significantly, depending on these and many other factors, some of which may be beyond our control and may not be directly related to our operating performance.

Although we have agreed to use our reasonable efforts to obtain the listing of New Common Stock for trading on the NYSE or the NASDAQ Stock Market, there can be no assurance that we will be able to obtain this listing or, even if such listing is obtained, that an active or liquid trading market will develop for our New Common Stock.

The New Common Stock to be issued under the Proposed Plan of Reorganization has not been registered under the Securities Act of 1933, as amended, any state securities laws or “blue sky” laws or the laws of any other jurisdiction.  Absent such registration, the New Common Stock may be offered or sold only in certain transactions.   In addition, the New Common Stock to be issued to any Canadian residents would be issued under an exemption from the prospectus requirements under applicable Canadian securities laws.  Any resale of our New Common Stock may be subject to resale restrictions under applicable Canadian securities laws.

Other Risk Factors

Global economic conditions and credit tightening materially and adversely affect our business.

Our business has been materially and adversely affected by changes in regional, national and global economic conditions. Such changes have included or may include reduced consumer spending, reduced availability of capital, inflation, deflation, adverse changes in interest rates, reduced energy availability and increased energy costs and government initiatives to manage economic conditions. Continuing instability in financial markets and the deterioration of other national and global economic conditions may have further materially adverse effects on our operations, financial results or liquidity, including the following:

•                  the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers; or

•                  one or more of the financial institutions that make available our Exit Credit Facilities may become unable to fulfill their funding obligations, which could materially and adversely affect our liquidity.

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

Our operating results reflect the industry’s general cyclical pattern. In addition, the industry is capital intensive, which leads to high fixed costs.  These conditions have contributed to substantial price competition and volatility in the industry.  The majority of our products have been and are likely to continue to be subject to extreme price competition. Some segments of our industry have capacity in excess of demand, which may require us to take downtime periodically to reduce inventory levels during periods of weak demand. Decreases in prices for our products may adversely impact our ability to respond to competition and to other market conditions or to otherwise take advantage of business opportunities.

The paperboard and packaging products industries are highly competitive and are particularly sensitive to price fluctuations as well as other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged, have financial and other resources greater than ours and are more capable to withstand the adverse nature of the business cycle. In addition, our filing the Chapter 11 Petition and the Canadian Petition and the associated risks and uncertainties may be used by competitors in an attempt to divert our existing customers or may discourage future customers from purchasing our products under long-term arrangements. If our facilities are not as cost efficient as those of our competitors, we may need to temporarily or permanently close such facilities and suffer a resulting reduction in our revenues.

Our capital structure in our Proposed Plan of Reorganization will include a significant amount of indebtedness.

Although the Proposed Plan of Reorganization will result in the reduction of debt, we will continue to have a significant amount of indebtedness that could have significant consequences for us.  A substantial portion of our cash flow from operations may be needed to meet the payment of principal and interest on our indebtedness and other obligations and may not be available for our working capital, capital expenditures and other general corporate purposes.  In addition our level of debt makes us vulnerable to economic downturns and may reduce our operational and business flexibility in responding to changing business and economic conditions and opportunities, including obtaining additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes important to our growth and productivity improvement programs.  To the extent that we are more highly leveraged than our competitors, this may place us at a competitive disadvantage.

Our Exit Credit Facilities may limit our ability to plan for or respond to changes in our business.

Our Exit Credit Facilities may include financial and other covenants that impose restrictions on our financial and business operations and those of our subsidiaries.  These covenants may have a material adverse impact on our operations.  Our failure to comply with any of these covenants could result in an event of default that, if not cured or waived, requires us to repay the borrowings under the Exit Credit Facilities before their due date.  The Exit Credit Facilities may also contain other events of default customary for similar financings.  If we are unable to repay or otherwise refinance our borrowings when due, the lenders could foreclose on our assets.  If we are unable to refinance these borrowings on favorable terms, our costs of borrowing could increase significantly.

There can be no assurance that we will have sufficient liquidity to repay or refinance borrowings under the Exit Credit Facilities if such borrowings were accelerated upon an event of default.

Factors beyond our control could hinder our ability to service our debt and meet our operating requirements.

Our ability to meet our obligations and to comply with the terms contained in our debt instruments will largely depend on our future performance. Our performance will be subject to financial, business and other factors affecting us. Many of these factors are beyond our control, such as:

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

We have made substantial contributions to our pension plans in the past five years and expect to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006. Future contributions to our pension and other postretirement plans will be dependent on future regulatory changes, future changes in discount rates, the earnings performance of our plan assets, and the impact of the bankruptcy filings. These contributions reduce the amount of cash available for us to repay indebtedness or make capital investments.

At December 31, 2009, the qualified defined benefit retirement plans maintained by us were under funded by approximately $1,129 million.  We will likely be required to make significant cash contributions to these plans under applicable U.S. and Canadian laws over the next several years following emergence from bankruptcy in order to amortize the existing under funding and satisfy current service obligations under the plans.  These contributions will significantly impact future cash flows that might otherwise be available for repayment of debt, capital expenditures, and other corporate purposes.  We currently estimate that these cash contributions under the United States and Canadian qualified pension plans will be approximately $77 million in 2010, and potentially up to approximately $107 million depending upon how unpaid Canadian contributions for 2009 are impacted by the Proposed Plan of Reorganization.  We currently estimate that contributions will be in the range of approximately $290 million to $330 million annually in 2011 through 2013, and will then decrease to approximately $280 million in 2014, approximately $240 million in 2015, $170 million in 2016 and $60 million in 2017, at which point almost all of the shortfall would be funded.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding.

Price fluctuations in energy costs and raw materials could adversely affect our manufacturing costs.

The cost of producing and transporting our products is highly sensitive to the price of energy. Energy prices, in particular oil and natural gas, have experienced significant volatility in recent years, with a corresponding effect on our production and transportation costs. Energy prices may continue to fluctuate and may rise to higher levels in future years. This could adversely affect our production costs and results of operations.

Wood fiber and reclaimed fiber, the principal raw materials used in the manufacture of our paper products, are purchased in highly competitive, price sensitive markets, which have historically exhibited price and demand cyclicality. Adverse weather, conservation regulations and the shutdown of a number of sawmills have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber, particularly export demand from Asian producers, have occasionally caused tight supplies of reclaimed fiber. At such times, we may experience an increase in the cost of fiber or may temporarily have difficulty obtaining adequate supplies of fiber.  If we are not able to obtain wood fiber and reclaimed fiber at favorable prices or at all, our results of operations may be materially adversely affected.

Work stoppage and other labor relations matters may have an adverse effect on our financial results.

A significant number of our employees in North America are governed by collective bargaining agreements that have either already expired or will do so before 2013.  Expired contracts are in the process of renegotiation.  We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties.  If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially adversely affected.

We are subject to environmental regulations and liabilities that could weaken our operating results and financial condition.

Federal, state, provincial, foreign and local environmental requirements, particularly those relating to air and water quality, are a significant factor in our business.  Maintaining compliance with existing environmental laws, as well as complying with requirements imposed by new or changed environmental laws, including greenhouse gas emissions, may require capital expenditures for compliance. In addition, ongoing remediation costs and future remediation liability at sites where we may be a potentially responsible party (PRP) for cleanup activity under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state and other laws may materially adversely affect our results of operations and financial condition.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The manufacturing facilities of our consolidated subsidiaries are located primarily in North America.  We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. We have invested significant capital in our operations to upgrade or replace corrugators and converting machines, while closing higher cost facilities.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restructuring Activities.”  Our manufacturing facilities as of December 31, 2009 are summarized below:

	Number of Facilities			State
	Total	Owned	Leased	Locations(a)
United States
Paper mills	10	10		7
Corrugated container plants	90	62	28	29
Reclamation plants	29	15	14	14
Subtotal	129	87	42	34

Canada and Other North America
Paper mills	2	2		N/A
Corrugated container plants	18	14	4	N/A
Laminating plant	1	1		N/A
Subtotal	21	17	4

China
Corrugated container plants	2	2		N/A

Total	152	106	46	N/A

(a) Reflects the number of states in which we have at least one manufacturing facility.

Our paper mills represent approximately 66% of our investment in property, plant and equipment.  In addition to manufacturing facilities, we operate wood harvesting facilities in Canada and the United States.  The approximate annual tons of productive capacity of our paper mills at December 31, 2009 were:

	Annual Capacity (in thousands)
	United States	Canada	Total
Containerboard	5,723	492	6,215
Market pulp	276		276
SBL		129	129
Kraft paper	114		114
Total	6,113	621	6,734

Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — “Net Cash Provided By (Used For) Financing Activities.”

ITEM 3.      LEGAL PROCEEDINGS

LITIGATION

On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court.  On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court.  Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process.  See Part I, Item 1. Business — “Bankruptcy Proceedings.”

In January 2009, we settled two putative class action cases filed in California state court on behalf of current and former hourly employees at our California corrugated container facilities.  These cases alleged violations of the California on-duty meal break and rest period statutes.  The court approved a settlement for a total of $9 million for both cases on January 21, 2009.  The cases were automatically stayed due to the filing of the Chapter 11 Petition on January 26, 2009.  We had established reserves of $9 million during 2008 related to these matters.  It is anticipated that our liability for the settlement of these cases will be satisfied as an unsecured claim in the U.S. bankruptcy proceedings.

In May 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the four individual committee members of the Administrative Committee (Administrative Committee) of our savings plans and Patrick Moore, our Chief Executive Officer (together, the Defendants).  The suit alleges violations of the Employee Retirement Income Security Act (ERISA) (the 2009 ERISA Case) between January 2008 and the date it was filed.  The plaintiffs in the 2009 ERISA Case brought the complaint on behalf of themselves and a class of similarly situated participants and beneficiaries of four of our savings plans (the Savings Plans).  The plaintiffs assert that the Defendants breached their fiduciary duties to the Savings Plans’ participants and beneficiaries by allegedly making imprudent investments with the Savings Plans’ assets, making misrepresentations and failing to disclose material adverse facts concerning our business conditions, debt management and viability, and not taking appropriate action to protect the Savings Plans’ assets.  Even though we are not a named defendant in the 2009 ERISA Case, management believes that any indemnification obligations to the Defendants would be covered by applicable insurance.

On January 11, 2010, a second ERISA class action lawsuit was filed in the United States District Court for the Western District of Missouri.  The defendants in this case are the individual committee members of the Administrative Committee, several of our other executives and the individual members of our Board of Directors.  The suit has similar allegations as the 2009 ERISA Case described above, with the addition of breach of fiduciary duty claims related to our pension plans.  We expect that both of these matters will be consolidated in some manner as they purport to represent a similar class of employees and former employees and seek recovery under similar allegations and any of our indemnification obligations would be covered by applicable insurance.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business.  All litigation that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provision of the bankruptcy laws and any recovery by plaintiffs in those matters will be paid consistent with all other general unsecured claims in bankruptcy.  As a result, we believe that these matters will not have a material adverse effect on our consolidated financial condition, results of our operations or cash flows.

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

Based on current information, we believe the costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations.  As of December 31, 2009, we had approximately $28 million reserved for environmental liabilities.  We believe our liability for these matters was adequately reserved at December 31, 2009, and that the possibility is remote that we would incur any material liabilities for which we have not recorded adequate reserves.

The U.S. Congress and several states in which we operate are considering legislation that would mandate the reduction of greenhouse gas emissions from facilities in various sectors of the economy, including manufacturing. The EPA is also taking steps to regulate greenhouse gas emissions under certain Clean Air Act programs.  Enactment of new climate change laws or regulations may require capital expenditures to modify assets to meet greenhouse gas reduction requirements, increase energy costs above the level of general inflation, and could result in direct compliance and other costs.  It is not yet known, when such greenhouse gas emission laws or regulations may come into effect, nor is it currently possible to estimate the costs of compliance with such laws or regulations.  We have taken voluntary actions to reduce greenhouse gas emissions from our manufacturing operations and, with our membership in the Chicago Climate Exchange, have committed to reduce these emissions by 6% over baseline (emissions from 1998 to 2001) by the end of 2010.  We expect that we will not be disproportionately affected by new climate change laws or regulations as compared to our competitors who have comparable, energy-intensive operations in the United States.

ITEM 4.          RESERVED

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Effective February 4, 2009, the NASDAQ delisted our common stock as a result of our filing of the Chapter 11 Petition.  Our common stock is now quoted on the Pink Sheets under the ticker symbol “SSCCQ.PK.”  Prior to February 4, 2009, our common stock traded on the NASDAQ under the symbol “SSCC.”

At February 24, 2010, approximately 9,077 stockholders of record held our common stock.  In addition, there were approximately 140 nominee shareholders on such date representing the beneficial owners of 252,903,598 shares of our common stock.  The high and low sales prices of our common stock in 2009 and 2008 were:

	2009		2008
	High	Low	High	Low
First Quarter	$0.43	$0.02	$10.66	$7.49
Second Quarter	$0.27	$0.04	$7.91	$4.07
Third Quarter	$0.56	$0.11	$6.80	$3.89
Fourth Quarter	$0.99	$0.09	$4.19	$0.24

DIVIDENDS ON COMMON STOCK

During the period covered by this report, we have not paid cash dividends on our common stock.  Under applicable bankruptcy law, we may not pay dividends on our common stock while we are in bankruptcy.

STOCK PERFORMANCE GRAPH

The information set forth under this caption shall not be deemed to be “filed” or incorporated by reference into any of our other filings with the SEC.

The graph below compares the cumulative total stockholder return on an investment for the five-year period ended December 31, 2009 in the Common Stock, the S&P 500 Index, a new peer group of four companies, which are International Paper Company, Packaging Corporation of America, Rock-Tenn Company and Temple-Inland, Inc. (New Peer Group) and our old peer group of four companies, which were International Paper Company, Packaging Corporation of America, Temple-Inland Inc. and Weyerhaeuser Company (Old Peer Group).  The New Peer Group is comprised of the four medium- to large-sized companies whose primary business is the manufacture and sale of paper products and packaging. In determining the New Peer Group, Weyerhaeuser Company was removed from the Old Peer Group comparison due to the sale of its containerboard, packaging and recycling business in August 2008 and Rock-Tenn was added due to its recent acquisition of a company with similar lines of business as ours.  The graph assumes the value of an investment in the Common Stock and each index was $100.00 at December 31, 2004 and that all dividends were reinvested.

INDEXED RETURNS

	Base
	Period
Company Name / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Smurfit-Stone Container Corporation	100	75.86	56.53	56.53	1.37	1.47
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
New Peer Group	100	91.74	97.45	98.08	42.40	96.35
Old Peer Group	100	95.43	101.74	107.00	43.57	84.74

ITEM 6.          SELECTED FINANCIAL DATA

(In millions, except per share and statistical data)

	2009(a)	2008(b)	2007(c)	2006	2005
Summary of Operations
Net sales	$5,574	$7,042	$7,420	$7,157	$6,812
Operating income (loss)(d)	293	(2,764)	295	276	(253)
Income (loss) from continuing operations	8	(2,818)	(103)	(70)	(381)
Discontinued operations, net of income tax provision				11	51
Net loss attributable to common stockholders	(3)	(2,830)	(115)	(71)	(342)

Basic and diluted earnings per share of common stock
Income (loss) from continuing operations	(.01)	(11.01)	(.45)	(.32)	(1.54)
Discontinued operations				.04	.20
Net loss attributable to common stockholders	(.01)	(11.01)	(.45)	(.28)	(1.34)
Weighted average basic and diluted shares outstanding	257	257	256	255	255

Other Financial Data
Net cash provided by operating activities	$1,094	$198	$243	$265	$221
Net cash provided by (used for) investing activities	(139)	(385)	68	706	(277)
Net cash provided by (used for) financing activities	(377)	306	(313)	(967)	55
Depreciation, depletion and amortization	364	357	360	377	408
Capital investments and acquisitions	172	394	384	274	285
Working capital, net (e)	(157)	(3,798)	13	(141)	(4)
Net property, plant, equipment and timberland	3,083	3,541	3,486	3,774	4,289
Total assets	5,077	4,594	7,387	7,777	9,114
Total debt (e)(f)	3,793	3,718	3,359	3,634	4,571
Redeemable Preferred Stock	105	101	97	93	89
Stockholders’ equity (deficit)	(1,374)	(1,405)	1,855	1,779	1,854

Statistical Data (tons in thousands)
Containerboard production (tons)	6,033	6,853	7,336	7,402	7,215
Market pulp production (tons)	294	470	574	564	563
SBS/SBL production (tons)	130	125	269	313	283
Kraft paper production (tons)	110	145	177	199	204
Corrugated containers sold (billion square feet)	67.1	71.5	74.8	80.0	81.3
Fiber reclaimed and brokered (tons)	5,182	6,462	6,842	6,614	6,501
Number of employees (g)	19,000	21,300	22,700	25,200	33,500

Notes to Selected Financial Data

(a)   In 2009, we recorded other operating income of $633 million, net of fees and expenses, associated with an excise tax credit for alternative fuel mixtures produced.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Alternative Fuel Tax Credit.”

(b)   In 2008, we recorded goodwill and other intangible assets impairment charges of $2,757 million, net of an income tax benefit of $4 million. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Goodwill and Other Intangible Assets Impairment Charges in 2008.”

(c)   In 2007, we recorded a loss of $65 million (after-tax loss of approximately $97 million) related to the sale of our Brewton, Alabama mill.  As a result, we no longer produce solid bleached sulfate (SBS).

(d)   In 2009, 2008, 2007, 2006, and 2005, we recorded restructuring charges of $319 million, $67 million, $16 million, $43 million, and $321 million, respectively.

(e)   The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable.  As a result, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  As of December 31, 2009, secured debt of $1,354 million is classified as a current liability in the accompanying consolidated balance sheet.  At December 31, 2009, total debt includes unsecured debt of $2,439 million which is recorded in liabilities subject to compromise.

(f)    In 2009, 2008, 2007, 2006, and 2005, debt includes obligations under capital leases of $3 million, $5 million, $7 million, $7 million, and $12 million, respectively.

(g)   Number of employees for 2006 excludes approximately 6,600 employees of our former Consumer Packaging division, which was sold on June 30, 2006.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On January 26, 2009, Smurfit-Stone and its U.S. and Canadian subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware.  On the same day, our Canadian subsidiaries also filed to reorganize under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Canada.  Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process. See Part I, Item 1. Business - “Bankruptcy Proceedings.”

Smurfit-Stone Container Corporation is an integrated manufacturer of paperboard and paper-based packaging.  Our major products are containerboard, corrugated containers, market pulp, reclaimed fiber and kraft paper. We operate in one reportable industry segment.  Our mill operations supply paper to our corrugated container converting operations.  The products of our converting operations, as well as the mill and reclamation tonnage in excess of what is consumed internally, are the main products sold to third parties.  Our operating facilities and customers are located primarily in the United States and Canada.

Market conditions and demand for our products are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.  In recent years, the loss of domestic manufacturing to offshore competition and the changing retail environment in the U.S. has played a key role in reducing growth in domestic packaging demand.  The influence of superstores and discount retailing giants, as well as the impact from online shopping, has resulted in a shifting of demand to packaging which is more condensed, lighter weight and less expensive.  These factors have greatly influenced the corrugated industry.

The U.S. economy experienced a severe downturn in the fourth quarter of 2008 with minimal improvement seen in 2009.  Industry-wide shipments of corrugated products decreased 7.7% in 2009 compared to 2008.  Reported 2009 industry containerboard production decreased 7.3% compared to 2008.  In 2009, industry published prices for containerboard declined during the first half of 2009 and were down $70 per ton for the year compared to the December 2008 price. Reported industry containerboard inventories at the end of December 2009 were approximately 345,000 tons, or 13.9% below December 2008 levels.

Our operating results improved in 2009 compared to 2008 primarily as a result of the alternative fuel tax credit and lower costs, but were significantly impacted by lower sales volume and lower average sales prices as a result of the weak economic conditions.  We experienced significant declines in sales volume and sales prices for containerboard, corrugated containers and reclaimed material. In response to the weak economic conditions, we took approximately one million tons of market related downtime in 2009.

For 2009, we had a net loss attributable to common stockholders of $3 million, or $0.01 per share, compared to a net loss of $2,830 million, or $11.01 per share, for 2008.  The 2009 results benefited from the alternative fuel tax credit income of $633 million, or $2.46 per share, and lower costs, but were negatively impacted by the lower sales volumes, lower average selling prices and higher restructuring expense. The higher restructuring expense was due primarily to the permanent closure of two containerboard mills.  The 2008 loss includes goodwill and other intangible asset impairment charges of $2,761 million, or $10.74 per share, but includes a benefit of $84 million, or $0.33 per share, from the resolution of Canadian income tax examination matters, and $36 million of foreign currency exchange gains.

In the second quarter of 2010, we expect to emerge from bankruptcy. Excluding the impact of the alternative fuel tax credit, which expired in December 2009, we expect our operating performance to improve in 2010.  As the economy continues to improve, we expect higher selling prices for containerboard and corrugated containers compared to December 2009 levels. In 2010, we project slightly higher production of containerboard and shipments of corrugated containers.  We expect our 2010 results to benefit from lower costs related to operating improvements and reduced market related downtime. However, we expect the improvement will be partially offset by higher costs, including reclaimed fiber and energy.

ALTERNATIVE FUEL TAX CREDIT

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service.  We subsequently submitted refund claims of approximately $654 million for the period December 1, 2008 through December 31, 2009 related to production at ten of our U.S. mills, of which $595 million of this refund request was received during 2009.  We recorded other operating income of $633 million, net of fees and expenses, in our consolidated statements of operations related to this matter during 2009.

RESTRUCTURING ACTIVITIES

We continue to review and evaluate various restructuring and other alternatives to streamline operations, improve efficiencies and reduce costs.   These actions subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

In 2009, we closed 11 converting facilities and permanently ceased production at the Ontonagon, Michigan medium mill and the Missoula, Montana linerboard mill.  As a result of these closures and other ongoing initiatives, we reduced our headcount by approximately 2,350 employees.  We recorded restructuring charges of $319 million, net of gains of $4 million from the sale of properties related to previously closed facilities.  Restructuring charges included non-cash charges of $254 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $69 million were primarily for severance and benefits.  The net sales of the closed converting facilities in 2009 prior to closure and for the years ended December 31, 2008 and 2007 were $62 million, $217 million and $258 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  The Ontonagon, Michigan medium mill had annual production capacity of 280,000 tons and the Missoula, Montana linerboard mill had annual production capacity of 620,000 tons.  Additional charges of up to $2 million are expected to be recorded in future periods for severance and benefits related to the closure of mill and converting facilities.

In 2008, we closed eight converting facilities, announced the closure of two additional converting facilities and permanently ceased operations of our containerboard machine at the Snowflake, Arizona mill and production at the Pontiac pulp mill located in Portage-du-Fort, Quebec.  As a result of these closures and other ongoing strategic initiatives, the Company reduced its headcount by approximately 1,230 employees.  We recorded restructuring charges of $67 million, net of a gain of $2 million from the sale of a previously closed facility.  Restructuring charges included non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service.  The remaining charges of $46 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities in 2008 prior to closure and for the year ended December 31, 2007 were $264 million and $393 million, respectively.  The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually.  The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to our primary business.

In 2007, we closed 12 converting facilities and the Carthage, Indiana and Los Angeles, California medium mills and reduced our headcount by approximately 1,750 employees.  We recorded restructuring charges of $16 million, net of gains of $69 million from the sale of properties related to previously closed facilities.  Restructuring charges include non-cash charges of $48 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges of $37 million were primarily for severance and benefits.  The net sales of the closed converting facilities in 2007 prior to closure were $65 million.  The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

REORGANIZATION ITEMS AND OTHER BANKRUPTCY COSTS

During 2009, we recorded income for reorganization items of $40 million which was directly related to the process of our reorganizing under Chapter 11 and the CCAA.  Debtor-in-possession debt issuance costs of $63 million were incurred and paid during 2009 in connection with entering into the DIP Credit Agreement, and are separately disclosed in the consolidated statements of operations.  For additional information, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations- “Reorganization Items” and “Other Bankruptcy Related Costs.”

GOODWILL AND OTHER INTANGIBLE ASSETS IMPAIRMENT CHARGES IN 2008

As the result of the significant decline in value of our equity securities and our debt instruments and downward pressure placed on earnings by the weakening U.S. economy, we evaluated the carrying amount of our goodwill and other intangible assets for potential impairment in the fourth quarter of 2008.  We obtained third-party valuation reports as of December 31, 2008 that indicated the carrying amounts of our goodwill and other intangible assets were fully impaired based on declines in current and projected operating results and cash flows due to the current economic conditions. As a result, we recognized pretax impairment charges on goodwill and other intangible assets of $2,727 million and $34 million, respectively, during 2008.  The goodwill consisted primarily of amounts recorded in connection with our merger with Stone Container Corporation in November of 1998.

SALE OF ASSETS IN 2007

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

RESULTS OF OPERATIONS

Recently Adopted Accounting Standards

The FASB’s ASC 105 was released on July 1, 2009 and became the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP).  The change was established by ASC 105, Generally Accepted Accounting Principles (ASC 105).  Pursuant to the provisions of ASC 105, we have updated our references to GAAP in our consolidated financial statements issued for the period ended December 31, 2009.  The adoption of ASC 105 did not impact our financial position, results of operations or cash flows.

Effective June 15, 2009, we adopted the provisions of ASC 855, Subsequent Events (ASC 855).  ASC 855 requires entities to evaluate subsequent events through the date the consolidated financial statements were issued. We have determined that no material subsequent events have occurred.

Effective January 1, 2009, we adopted the provisions of ASC 810-10-65-1, Transition Related to FASB Statement No. 160, Non-controlling Interest in Consolidated Financial Statements — An Amendment of ARB No. 51 (ASC 810-10-65-1).  ASC 810-10-65-1 changes the accounting for non-controlling (minority) interests in consolidated financial statements, requires non-controlling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to non-controlling interests.  ASC 810-10-65-1 did not have a material impact on our consolidated financial statements.

Effective December 31, 2009, we adopted the provisions of ASC 715-20-65-2, Compensation - Retirement Benefits, which requires further disclosures about plan assets of a defined benefit pension or other post-retirement plan, including the employer’s investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and concentrations of risk within plan assets.

Financial Data

	2009		2008		2007
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard, corrugated containers and reclamation operations	$5,574	$243	$7,042	$317	$7,420	$604

Restructuring expense		(319)		(67)		(16)
Goodwill and intangible asset impairment charges				(2,761)
Gain (loss) on sale of assets		(3)		5		(62)
Alternative fuel tax credit		633
Interest expense, net		(265)		(262)		(285)
Debtor-in-possession debt issuance costs		(63)
Loss on early extinguishment of debt		(20)				(29)
Foreign currency exchange gains (losses)		(14)		36		(52)
Reorganization items		40
Corporate expenses and other (Note 1)		(247)		(263)		(236)
Loss before income taxes		$(15)		$(2,995)		$(76)

Note 1: Corporate expenses and other include corporate expenses and other expenses that are not allocated to operations.

2009 COMPARED TO 2008

We had a net loss attributable to common stockholders of $3 million, or $0.01 per share, compared to a net loss of $2,830 million, or $11.01 per share, for 2008.  The 2009 results benefited from the alternative fuel tax credit income of $633 million and lower costs, but were negatively impacted by higher restructuring expense of $252 million and lower sales prices and sales volume for corrugated containers and containerboard.  The 2008 loss includes goodwill and other intangible assets impairment charges of $2,761 million, or $10.74 per share, but includes a benefit of $84 million, or $0.33 per share, from the resolution of Canadian income tax examination matters and $36 million of foreign currency exchange gains.

Net sales decreased 20.8% in 2009 compared to last year.  Net sales were $846 million lower in 2009, as a result of lower third-party sales volume of containerboard, corrugated containers and reclaimed fiber.  Third-party shipments of containerboard were lower due primarily to weaker demand in the markets in which we operate.  North American shipments of corrugated containers in 2009 were negatively impacted by weaker market conditions and container plant closures.  Net sales were also impacted by lower average selling prices ($622 million) for containerboard, corrugated containers and reclaimed fiber.  The average price for old corrugated containers (OCC) decreased approximately $45 per ton compared to last year.

Our containerboard mills operated at 85.4% of capacity in 2009, compared to 95.5% in 2008.  Containerboard production was 12.0% lower compared to last year due primarily due to the market related downtime taken by our mills as a result of lower demand in 2009.  In response to the weaker market conditions in 2009, we took approximately 1,029,000 tons of containerboard market related downtime compared to 245,000 tons in 2008.  Production of market pulp decreased by 37.4% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008. Production of kraft paper decreased 24.1% compared to last year due primarily to lower demand, which resulted in market related downtime incurred during the first half of 2009.  Total tons of fiber reclaimed and brokered decreased 19.8% compared to last year due to the lower containerboard production and weaker demand.

Cost of goods sold as a percent of net sales in 2009 was 90.1%, comparable to 90.0% last year.  Cost of goods sold decreased from $6,338 million in 2008 to $5,023 million in 2009 due primarily to lower sales volumes ($761 million) for containerboard, corrugated containers and reclaimed materials and lower costs as a result of the additional market related downtime taken in 2009.  In addition, we had lower costs of reclaimed material ($268 million), freight ($64 million) and energy ($53 million).

Selling and administrative expense decreased $76 million in 2009 compared to 2008 primarily due to cost reductions from ongoing and prior year initiatives.  In addition, 2008 includes the impact of the Calpine Corrugated charges totaling $22 million (See Note 6 of the Notes to Consolidated Financial Statements).  Selling and administrative expense as a percent of net sales increased to 10.2% in 2009 from 9.2% in 2008 due primarily to the lower sales volume.

Interest expense, net was $265 million in 2009.  The $3 million increase compared to 2008 was impacted by higher average borrowings ($35 million), which were partially offset by lower average interest rates ($20 million) in 2009.  The higher average borrowings in 2009 were primarily due to borrowings under the DIP Credit Agreement, which were repaid in the second half of 2009.  Our overall average effective interest rate in 2009 was lower than 2008 by 0.50%.  In 2009, interest expense on unsecured debt of $180 million was stayed and not paid as a result of the bankruptcy proceedings.  In December 2009, we recorded income in reorganization items for the reversal of $163 million of accrued post-petition unsecured interest expense in the consolidated statement of operations. For additional information on reorganization items, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.” In 2008, a portion of our interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense.

In 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance costs related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In 2009, we recorded non-cash foreign currency exchange losses of $14 million compared to gains of $36 million for the same period in 2008.

For 2009, we recorded a gain of $40 million related to the process of reorganizing under Chapter 11 and the CCAA.  For additional information on reorganization items, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.”

The benefit from income taxes for the year ended December 31, 2009 of $23 million differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to the effect of refunds for previously unrecognized alternative minimum tax (AMT) credits that we expect to receive in 2010.

2008 COMPARED TO 2007

We had a net loss attributable to common stockholders of $2,830 million, or $11.01 per diluted share, for 2008 compared to a net loss of $115 million, or $0.45 per diluted share, for 2007.  The higher loss in 2008 compared to 2007 was due primarily to the goodwill and other intangible asset impairment charges of $2,761 million, lower segment operating profits of $287 million and higher restructuring charges of $51 million. The 2008 results benefited $84 million from the resolution of certain Canadian income tax examination matters and from $36 million of foreign currency exchange gains.  The 2007 results were negatively impacted by the after-tax loss on the sale of our Brewton, Alabama mill and from $52 million of foreign currency exchange losses.

Net sales decreased 5.1% in 2008 compared to 2007.  Net sales were negatively impacted by $623 million in 2008 as a result of the sale of the Brewton, Alabama mill in September 2007, lower corrugated container sales volume and lower third-party sales of containerboard.  Net sales were favorably impacted by higher average selling prices ($245 million) for corrugated containers and containerboard.  Average domestic linerboard prices for 2008 were 7.1% higher compared to 2007.  Our average North American selling price for corrugated containers increased by 3.6% compared to 2007.  Our average sales prices for market pulp, SBS/SBL and kraft paper increased 2.4%, 1.8% and 6.2%, respectively, compared to

2007.  The average price for OCC decreased approximately $10 per ton compared to 2007. Third party shipments of containerboard decreased 8.8% compared to 2007.  North American shipments of corrugated containers on a total and a per day basis were 4.3% and 4.7% lower, respectively, compared to 2007 due primarily to container plant closures, actions to improve margins by exiting unprofitable accounts and weaker market conditions.

Our containerboard mills operated at 95.5% of capacity in 2008, while containerboard production was 6.6% lower compared to 2007 due primarily to the sale of the Brewton, Alabama mill, other mill closures and the market related downtime taken by our mills in the fourth quarter of 2008.  In the fourth quarter of 2008, our containerboard mill operating rate declined to 83.6% due to lower demand.  Production of market pulp decreased by 18.1% compared to 2007 due primarily to the closure of the Pontiac pulp mill in October 2008 and market related downtime taken in the fourth quarter of 2008. Production of kraft paper decreased 18.1% compared to 2007.  Production of SBS/SBL decreased by 53.5% compared to 2007 due primarily to the sale of the Brewton, Alabama mill.  Total tons of fiber reclaimed and brokered decreased 5.6% compared to 2007 due to weakening export market conditions.

Cost of goods sold as a percent of net sales in 2008 was 90.0%, compared to 86.3% in 2007.  The increase was due primarily to higher costs for our major inputs and the negative impact of lower sales volume and market related downtime.  Cost of goods sold decreased from $6,404 million in 2007 to $6,338 million in 2008 due primarily to cost reductions resulting from the sale of the Brewton, Alabama mill and the market related downtime taken at our mills in the fourth quarter of 2008, and lower costs of reclaimed material ($26 million), which was offset by higher costs of energy ($142 million), freight ($63 million), wood fiber ($77 million), and chemicals ($41 million).

Selling and administrative expense increased $2 million in 2008 compared to 2007.  Selling and administrative expense as a percent of net sales increased from 8.7% in 2007 to 9.2% in 2008 due primarily to the lower sales volume.

Interest expense, net was $262 million in 2008.  The $23 million decrease compared to 2007 was positively impacted by lower average borrowings ($7 million) and lower average interest rates ($28 million).  The lower average borrowings were primarily due to debt reduction from the sale of the Brewton, Alabama mill.  Our overall average effective interest rate in 2008 was lower than 2007 by 0.85%.  Our Tranche B and Tranche C term loans were expected to be refinanced prior to their current maturity.  As a result, a portion of our interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense during 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Since the Petition Date, our liquidity position has improved significantly.  At December 31, 2009, we had unrestricted cash and cash equivalents of $704 million compared to $126 million at December 31, 2008. As of December 31, 2009, we had no outstanding borrowings under the DIP Credit Agreement.  The improvement in liquidity primarily resulted from the favorable impact from the receipt of $595 million for the alternative fuel tax credit and the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.

The following table presents a summary of our cash flows for the years ended December 31:

(In millions)	2009	2008	2007
Net cash provided by (used for):
Operating activities	$1,094	$198	$243
Investing activities	(139)	(385)	68
Financing activities	(377)	306	(313)
Net increase (decrease) in cash	$578	$119	$(2)

Net Cash Provided By (Used For) Operating Activities

The net cash provided by operating activities for the year ended December 31, 2009 was higher than 2008 due primarily to the alternative fuel tax credit receipts of $595 million and the impact of the bankruptcy filing.  Our 2009 cash flow from operating activities was favorably impacted by the stay of payment of liabilities subject to compromise, including accounts payable and interest payable, resulting from the bankruptcy filings.  In addition, we discontinued interest payments since the Petition Date on our unsecured senior notes and certain other unsecured debt.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $139 million for the year ended December 31, 2009.  Expenditures for property, plant and equipment were $172 million for 2009, compared to $394 million for 2008.  The amount expended for property, plant and equipment in 2009 included $169 million for projects related to upgrades, cost reductions and ongoing initiatives and $3 million for environmental projects.  During 2009, we received proceeds of $48 million primarily related to the sale of our Canadian timberlands ($27 million) and previously closed facilities.  In 2008, we received proceeds of $9 million primarily from the sale of properties of previously closed facilities.   Advances to affiliates, net in 2009 of $15 million are principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.

Net Cash Provided By (Used For) Financing Activities

Net cash used for financing activities for 2009 was $377 million.  Proceeds from the DIP Credit Agreement of $440 million were used to terminate our receivables securitization programs and repay all indebtedness under the programs of $385 million.  DIP debt issuance costs of $63 million were incurred and paid with the DIP Credit Agreement proceeds and available cash.  During 2009, letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate which increased borrowings under our credit agreement.  During 2009, amounts borrowed under the DIP Credit Agreement were repaid in full.  In 2008, we had net increase of debt of $314 million. The net increase in debt primarily funded our capital investments.  No dividends were paid in 2009 as we were prohibited from paying dividends under the DIP Credit Agreement.  Preferred dividends paid in 2008 were $8 million.

Event of Default

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable.  Any efforts to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  The accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, our unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at December 31, 2009.

Bank Credit Facilities

We as guarantor, and SSCE and its subsidiary, SSC Canada, as borrowers, entered into a credit agreement, as amended (the Credit Agreement) on November 1, 2004.   The Credit Agreement provided for (i) a revolving credit facility of $600 million to SSCE (U.S. Revolver), of which $512 million was borrowed as of December 31, 2009 and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada (SSC Canada Revolver), of which $198 million was borrowed as of December 31, 2009.  Each of these revolving credit facilities matured on November 1, 2009.  The Credit Agreement provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million, with an outstanding balance of $137 million at December 31, 2009.  The Credit Agreement also provided to SSC Canada a

Tranche C term loan in the aggregate principal amount of $300 million and a Tranche C-1 term loan in the aggregate principal amount of $90 million, with outstanding balances of $258 million and $78 million, respectively, at December 31, 2009.  The term loans are payable in quarterly installments ending on November 1, 2011.  Borrowings at a rate equal to LIBOR plus 2.25% or alternate base rate (ABR) plus 1.25% for the term loan facilities and LIBOR plus 2.50% or ABR plus 1.50% for the revolving credit facilities (the Applicable Rate).

The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by us and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of our assets and properties, and those of SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The security interests securing SSCE’s obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement excludes certain other real property located in New Brunswick and Quebec.

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

As of December 31, 2009, as a result of our default, we had no availability for borrowings under SSCE’s revolving credit facilities after giving consideration to outstanding letters of credit of $87 million.  As of December 31, 2009, we had available unrestricted cash and cash equivalents of $704 million primarily invested in money market funds at a variable interest rate of 0.13%.

The Credit Agreement provided for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that was due to mature on November 1, 2010.  In February 2009, due to an event of default under the bond indentures, this credit facility was drawn on to fully repay the industrial revenue bonds in the aggregate principal amount of $120 million.

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

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. DIP Term Loan for borrowings by SSCE; a $35 million Canadian DIP Term Loan for borrowings by SSC Canada; a $250 million U.S. DIP Revolver for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian DIP Revolver for borrowings by SSCE and/or SSC Canada.

The use of proceeds under the DIP Credit Agreement was limited to (i) working capital, letters of credit and capital expenditures; (ii) other general corporate purposes of ours and certain of our subsidiaries (including certain intercompany loans); (iii) the refinancing in full of indebtedness outstanding under our receivables securitization programs; (iv) payment of any related transaction costs, fees and expenses;

and (v) the costs of administration of the cases arising out of the Chapter 11 Petition and the Canadian Petition.

Under the DIP Credit Agreement, on January 28, 2009, we borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver.  In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, we used U.S. DIP Term Loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian DIP Term Loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the Canadian DIP Revolver and available cash.

During 2009, we made voluntary prepayments of $383 million on the U.S. DIP Term Loan with available cash provided by operating activities.  In addition, during 2009, we repaid $17 million of the U.S. DIP Term Loan with proceeds from property sales.  As of December 31, 2009, no borrowings were outstanding under the U.S. DIP Term Loan or the U.S. DIP Revolver.

During 2009, we repaid $35 million on the Canadian DIP Term Loan primarily with proceeds from property sales including $27 million from the sale of our Canadian Timberlands.  In addition, we repaid $5 million on the Canadian DIP Revolver.  As of December 31, 2009, no borrowings are outstanding under the Canadian DIP Term Loan or the Canadian DIP Revolver.

At December 31, 2009, we had outstanding letters of credit of $15 million under the DIP Credit Agreement.  Prior to the maturity of the DIP Credit Agreement on January 28, 2010, we transferred $15 million of available cash to a restricted cash account to secure these letters of credit.

U.S. and Canadian borrowings were each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves.  As of December 31, 2009, the applicable borrowing base was $680 million and the amount available for borrowings under the DIP Credit Agreement was $300 million.  As all borrowings under the DIP Credit Agreement were paid in full, we allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010.

Exit Credit Facilities

On February 16, 2010, the U.S. Court granted the motion and authorized us and certain of our affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted our February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the ABL Revolving Facility) (together with the Term Loan Facility, the Exit Credit Facilities).  Based on such approvals, on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, we entered into a commitment letter and related fee letters for the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), which we expect to enter into prior to exiting bankruptcy.   The ABL Revolving Facility will include a $150 million sub-limit for letters of credit.  The commitments for the Term Loan Facility and the ABL Revolving Facility will terminate on July 16, 2010 unless our emergence from bankruptcy and satisfaction of certain funding date conditions under the Term Loan Facility and the ABL Revolving Facility occur on or prior to such date, and the Term Loan Facility is funded.

We are permitted, subject to obtaining lender commitments, to add one or more incremental facilities to the Term Loan Facility in an aggregate amount up to $400 million.  Each incremental facility is conditioned on (a) there existing no defaults, (b) in the case of incremental term loans, such loans have a final maturity no earlier than, and a weighted average life no shorter than, the Term Loan Facility, and (c) after giving effect to one or more incremental facilities, the consolidated senior secured leverage ratio shall be less than 3.00 to 1.00.  If the interest rate spread applicable to any incremental facility exceeds the interest rate spread applicable to the Term Loan Facility by more than 0.25%, then the interest rate spread applicable to the Term Loan Facility will be increased to equal the interest rate spread applicable to the incremental facility.

On the date we emerge from bankruptcy, the Term Loan will be funded and borrowings are expected to be available under the ABL Revolving Facility.   The proceeds of the borrowings under the Term Loan

Facility, together with available cash will be used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay fees, costs and expenses of approximately $50 million related to and contemplated by the Exit Credit Facilities and the Proposed Plan of Reorganization. Borrowings under the ABL Revolver Facility will be available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.

For additional information on the Exit Credit Facilities, see Part I, Item 1. Business - Bankruptcy Proceedings - Proposed Plan of Reorganization and Exit Credit Facilities - “Exit Credit Facilities”.

FUTURE CASH FLOWS

Contractual Obligations and Commitments

In addition to our debt commitments at December 31, 2009, we had other commitments and contractual obligations that require us to make specified payments in the future. The filing of the Chapter 11 Petition and Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us and the application of applicable bankruptcy law. The following table summarizes the total amounts due as of December 31, 2009 under all debt agreements, commitments and other contractual obligations.  We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our bankruptcy proceedings. The table indicates the years in which payments are due under the contractual obligations.

		Amounts Payable During
(In millions)	Total	2010	2011-12	2013-14	2015 & Beyond

Long-term debt, including capital leases (1)	$3,793	$3,793	$	$	$
Operating leases	333	61	86	58	128
Purchase obligations (2)	338	109	103	62	64
Commitments for capital expenditures (3)	147	147
Net unrecognized tax benefits (4)
Other long-term liabilities (5)	1,212	128	657	411	16
Total contractual obligations	$5,823	$4,238	$846	$531	$208

(1)          Projected contractual interest payments are excluded.  Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2009, hypothetical projected contractual interest payments would be approximately $232 million in 2010 and for each future year.  However, due to the bankruptcy proceedings, we do not expect to pay interest on our unsecured senior notes ($182 million) and certain other unsecured debt ($10 million).  For the purpose of this disclosure, our variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt. This disclosure does not attempt to predict future cash flows or changes in interest rates.  See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Risk.”  Outstanding secured debt of $1,354 million at December 31, 2009 is expected to be paid in cash with proceeds from our Exit Credit Facilities.  In addition, unsecured debt of $2,439 million is expected to be exchanged for common stock of Reorganized Smurfit-Stone upon our emergence from bankruptcy in the second quarter of 2010.

(2)          Amounts shown consist primarily of national supply contracts to purchase steam and other energy resources, the processing of wood and to purchase containerboard. Compared to 2008, our purchase obligations have declined significantly due primarily to the rejection of executory contracts for electricity, natural gas and coal.   We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(3)          Amounts shown are estimates of future spending on capital projects which were committed to prior to December 31, 2009, but were not completed by December 31, 2009.

(4)          As of December 31, 2009, our ASC 740, Income Taxes (ASC 740), net unrecognized tax benefits totaled $37 million, which are excluded from the table since we cannot make a reasonably reliable estimate of the timing of future payments.

(5)          Amounts shown consist primarily of future minimum pension contributions, severance costs and other rationalization expenditures and environmental liabilities which have been recorded in our December 31, 2009 consolidated balance sheet. The table does not include our deferred income tax liability and accruals for self-insured losses because it is not certain when these liabilities will become due.  See Future Cash Flows - “Pension Obligations.”

Contingent Obligations

We issue standby letters of credit primarily for performance bonds and for self-insurance.  Letters of credit are issued under SSCE’s revolving credit facilities, generally have a one-year maturity and are renewed annually.  As of December 31, 2009, SSCE had approximately $102 million of letters of credit outstanding, including $15 million under our DIP Credit Agreement.

We have certain woodchip processing contracts, which provide for guarantees of third party contractors’ debt outstanding, with a security interest in the chipping equipment.  Guarantee payments would be triggered in the event of a loan default by any of the contractors.  The maximum potential amount of future payments related to all of such arrangements as of December 31, 2009 was $25 million.  Cash proceeds received from liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

Pension Obligations

As of December 31, 2009, our pension benefit obligations exceeded the fair value of pension plan assets by $1,129 million, an increase of $123 million from $1,006 million at the end December 31, 2008.  The majority of the increase was due to lower discount rates in 2009.  Approximately $1,020 million of this amount relates to qualified defined benefit pension plans, which are expected to be assumed under the Proposed Plan of Reorganization. We currently estimate that these cash contributions under the U.S. and Canadian qualified pension plans will be approximately $77 million in 2010, and potentially up to approximately $107 million depending upon how unpaid Canadian contributions for 2009 are impacted by the Proposed Plan of Reorganization.  We currently estimate that contributions will be in the range of approximately $290 million to $330 million annually in 2011 through 2013, and will then decrease to approximately $280 million in 2014, approximately $240 million in 2015, $170 million in 2016 and $60 million in 2017, at which point almost all of the shortfall would be funded.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding.

Exit Liabilities

We recorded restructuring charges of $319 million in 2009, net of gains of $4 million from the sale of properties related to previously closed facilities.  Restructuring charges include non-cash charges of $254 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $69 million were primarily for severance and benefits.  In 2009, we incurred cash expenditures of $31 million for these exit liabilities.

We had $33 million of exit liabilities as of December 31, 2008, related to the restructuring of our operations.  During 2009, we incurred cash expenditures of $10 million for these exit liabilities and reduced lease commitment exit liabilities by $7 million.  The exit liabilities remaining as of December 31, 2009, including the 2009 restructuring activities, totaled $54 million. Future cash outlays, principally for severance and benefits cost and long-term lease commitments and facility closure cost, are expected to be $49 million in 2010, $3 million in 2011, an insignificant amount in 2012 and $2 million thereafter.  We intend to continue funding exit liabilities through operations as originally planned.

Environmental Matters

As discussed in Part I, Item 1.  Business, “Environmental Compliance,” we completed all projects required to bring us into compliance with the now vacated Boiler MACT.  However, we could incur significant expenditures due to changes in law or discovery of new information.  In addition, it is not yet known when greenhouse gas emission laws or regulations may come into effect, nor is it currently possible to estimate the cost of compliance with such laws or regulations.  Excluding the spending on the Boiler MACT projects and other one-time compliance costs, we have spent an average of approximately $4 million in each of the last three years on capital expenditures for environmental purposes and, we expect to spend approximately $6 million in 2010.

OFF-BALANCE SHEET ARRANGEMENT

At December 31, 2009, we had one off-balance sheet financing arrangement.

We sold 980,000 acres of owned and leased timberland in October 1999.  The final purchase price, after adjustments, was $710 million. We received $225 million in cash and $485 million in the form of installment notes.  Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Note Holdings LLC (TNH), a qualified special purpose entity under the provisions of ASC 860, Transfers and Servicing (ASC 860), for $430 million in cash proceeds and a residual interest in the notes.  The residual interest included in other assets in the accompanying consolidated balance sheet was $36 million at December 31, 2009.  TNH and its creditors have no recourse to us in the event of a default on the installment notes.

EFFECTS OF INFLATION

Increases in costs for fiber, energy, freight, chemicals and other materials including corn starch and ink have had an adverse impact on our operating results. Although we experienced lower costs for these items in 2009, we expect to see increases in these costs in 2010.  Fiber, energy and freight cost increases are strongly influenced by supply and demand factors including competition in global markets and from hurricanes or other natural disasters in certain regions of the United States, and when supplies become tight, we have experienced increases in the cost of these items.  We continue to seek ways to mitigate the impact of such cost increases and, to the extent permitted by competition, pass the increased cost on to customers by increasing sales prices over time.

We used the last-in, first-out method of accounting for approximately 41% of our inventories at December 31, 2009.  Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

Replacement of existing fixed assets in future years will be at higher costs, but this will take place over many years.  New assets will result in higher depreciation charges; but, in many cases, due to technological improvements, there may be operating cost savings as well.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP.  The preparation of financial statements in accordance with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experiences and changes in the business environment.  However, actual results may differ from these estimates.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  Our most critical accounting policies and use of estimates are described below.

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

Long-Lived Assets

We conduct impairment reviews of long-lived assets in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets.  Based upon our review as of December 31, 2009, we determined that there was no impairment of long-lived assets.  Such reviews require us to make estimates of future cash flows and fair values.  Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and costs. Our estimates of fair value are determined using a variety of valuation techniques, including cash flows. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable.  However, should our assumptions change in future years, our fair value models could indicate lower fair values for long-lived assets, which could materially affect the carrying value of property, plant and equipment and results of operations.

Restructurings

In recent years, we have closed a number of operating facilities, including paper mills, and exited non-core businesses.  Identifying and calculating the cost to exit these businesses requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value.  We believe our estimates are reasonable, considering our knowledge of the paper industry, previous experience in exiting activities and valuations received from independent third parties in the calculation of such estimates.  Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

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

Pension and Postretirement Benefits

We have significant long-term liabilities related to our defined benefit pension and postretirement benefit plans.  The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates applied to plan liabilities.  Consulting actuaries assist us in determining these assumptions, which are described in Note 15 of the Notes to Consolidated Financial Statements.  In 2009, the expected long-term rates of return on our U.S. plan assets and foreign plan assets were 8.50% and 7.50%, respectively, which were consistent with 2008.  The weighted average discount rates used to determine the benefit obligations for the U.S. and foreign retirement plans at December 31, 2009 were 5.88% and 6.30%, respectively.  The assumed rate for the long-term return on plan assets was determined based upon target asset allocations and expected long-term rates of return by asset class.  For determination of the discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.  A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $12 million.  A decrease in the discount rate of 0.50% would increase our pension expense by approximately $17 million and our pension benefit obligations by approximately $182 million.

Related to our postretirement benefit plans, we make assumptions for future trends for medical care costs.  The effect of a 1% change in the assumed health care cost trend rate would increase our accumulated postretirement benefit obligation as of December 31, 2009 by $10 million and would increase the annual net periodic postretirement benefits cost by $1 million for 2009.

Income Taxes

We apply the provisions of ASC 740 which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Under the provisions of ASC 740, we elected to classify interest and penalties related to our unrecognized tax benefits in the income tax provision (See Note 14 of the Notes to Consolidated Financial Statements).

At December 31, 2009, we had $37 million of net unrecognized tax benefits.  The primary differences between gross unrecognized tax benefits and net unrecognized tax benefits are associated with offsetting benefits in other jurisdictions related to transfer pricing and the U.S. federal tax benefit from state tax deductions. (See Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of 2009 activity).

For the year ended December 31, 2009, $3 million of interest was recorded related to tax positions taken during the current and prior years. The interest was computed on the difference between the tax position recognized in accordance with ASC 740 and the amount previously taken or expected to be taken in our tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items.  During 2009, no penalties were recorded related to current and prior year tax positions.  At December 31, 2009, $25 million of interest and penalties are recognized in the consolidated balance sheet.  All net unrecognized tax benefits, if recognized, would affect our effective tax rate.

Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate.  These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes.  In addition, unrecognized tax benefits under the provisions of ASC 740 reflect estimates of our current tax exposures.  Based on our evaluation of our tax positions, we believe we were adequately reserved for these matters at December 31, 2009.

At December 31, 2009, we had deferred tax assets of $1,353 million.  A valuation allowance of $382 million has been established on a portion of these deferred tax assets based on the expected timing of deferred tax liability reversals and the expiration dates of the tax loss carryforwards. The valuation allowance increased during 2009, primarily to offset higher deferred tax assets related to tax losses on our investment in our Canadian subsidiaries. At December 31, 2009, we expect our deferred tax assets, net of the valuation allowance, will be fully realized through the reversal of net taxable temporary differences.

As previously disclosed, the Canada Revenue Agency (CRA) is examining our income tax returns for tax years 1999 through 2005.  In connection with the examination, the CRA has issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries.  Additionally, the CRA is considering certain significant adjustments related principally to taxable income related to our acquisition of a Canadian company.  We have appealed the assessments related to the transfer pricing matter.  In order to appeal the assessments, we made payments of $25 million to the CRA in 2008.  The remaining matters may be resolved at the examination level or subsequently upon appeal within the next twelve months.  While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, we believe that the examination or subsequent appeals will not have a material adverse effect on our consolidated financial condition or results of operations.

The U.S. federal statute of limitations is closed through 2005, except for any potential correlative adjustments for the years 1999 through 2005 relating to the CRA examinations noted above.  There are currently no federal examinations in progress.  In addition, we file tax returns in numerous states.  The states’ statutes of limitations are generally open for the same years as the federal statute of limitations.

Federal income taxes have not been provided on undistributed earnings of our foreign subsidiaries during 2007 through 2009, as we intend to indefinitely reinvest such earnings into our foreign subsidiaries.  The restrictions on remittance of these earnings, pursuant to our bankruptcy status, make it not practicable to determine the amount of the unrecognized deferred tax liability on these undistributed foreign earnings.

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

Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed.  Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the Proposed Plan of Reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Differences between liability amounts estimated by us and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

PROSPECTIVE ACCOUNTING STANDARDS

In June 2009, the FASB issued amendments to ASC 860, effective for fiscal years beginning after November 15, 2009.  The amendments remove the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements.  We do not expect these amendments to have a material impact on our consolidated financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk.  To manage the volatility related to these risks, we have on a periodic basis entered into various derivative contracts.  The majority of these contracts are settled in cash.  However, such settlements have not had a significant effect on our liquidity in the past, nor are they expected to be significant in the future.  We do not use derivatives for speculative or trading purposes.

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  During 2009, a letter of credit in the amount of $18 million was drawn on related to the settlement of certain commodity derivative instruments.  Excluding these settled liabilities, the Company’s termination value related to its remaining derivative liabilities was approximately $60 million, recorded in other current liabilities in the consolidated balance sheet at December 31, 2009.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition at which time, these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings during 2009 when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur, except for a $1 million loss (net of tax) which remained in OCI at December 31, 2009.  See Note 10 of the Notes to Consolidated Financial Statements.

Commodity Price Risk

We historically used financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities including fuel and heating oil.  Our objective was to fix the price of a portion of the purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  Excluding the impact of derivative instruments, the potential change in our expected 2009 and 2008 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse price change, would be approximately $9 million and $9 million, respectively.  The changes in energy cost discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include the impact of the natural gas derivative instruments.  See Note 10 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We have historically used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  These instruments typically have maturities of twelve months or less.  In 2009, 2008 and 2007, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar by 7.1%, (1.0)% and 5.2%, respectively.

We performed a sensitivity analysis as of December 31, 2009 and 2008 that measures the change in the book value of our net monetary Canadian liability arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant.  Excluding the impact of derivative instruments, the potential change in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate at December 31, 2009 and 2008, would be $11 million and $10 million, respectively.  Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses, which are credited or charged to income.

Interest Rate Risk

Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness.  Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable rate debt differently.  A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows.  Our objective is to mitigate interest rate volatility and reduce or cap interest expense within acceptable levels of market risk.  We have historically entered into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy.  Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge.

We performed a sensitivity analysis as of December 31, 2009 and 2008 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates.  Based on our outstanding variable rate debt as of December 31, 2009 and 2008, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $14 million and $10 million, respectively.

The filing of the Chapter 11 Petition and Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us and the application of applicable bankruptcy law. The following table presents principal amounts for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period.  Variable interest rates disclosed do not attempt to project future interest rates and do not reflect the impact of our interest rate swap contracts.  This information should be read in conjunction with Note 9 of the Notes to Consolidated Financial Statements.

Current Maturities of Debt

As of December 31, 2009 (in millions)	Outstanding	Fair Value
Bank term loans and revolver 3.2% average interest rate (variable)	$1,303	$1,296
U.S. senior notes 8.0% average interest rate (fixed)	2,275	2,008
U.S. industrial revenue bonds 6.4% average interest rate (fixed)	164	164
Other U.S	51	51
Total debt	$3,793	$3,519

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Corporation, as such term is defined in Rule 13a-15(f) under the Exchange Act.  As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year.  The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, is included herein.

/s/ Patrick J. Moore
Patrick J. Moore
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Smurfit-Stone Container Corporation

We have audited Smurfit-Stone Container Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Smurfit-Stone Container Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows of the Company for each of the three years in the period ended December 31, 2009. Our report dated March 2, 2010, expressed an unqualified opinion thereon and included an explanatory paragraph related to the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri

March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Smurfit-Stone Container Corporation

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Smurfit Stone Container Corporation will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and Companies’ Creditors Arrangement Act in Canada on January 26, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of the liabilities that may result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smurfit-Stone Container Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri

March 2, 2010

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2009	2008
Assets

Current assets
Cash and cash equivalents	$704	$126
Restricted cash	9
Receivables, less allowances of $24 in 2009 and $7 in 2008	615	96
Receivable for alternative energy tax credits	59
Retained interest in receivables sold		120
Inventories
Work-in-process and finished goods	105	112
Materials and supplies	347	400
	452	512
Refundable income taxes	23
Prepaid expenses and other current assets	43	27
Total current assets	1,905	881
Net property, plant and equipment	3,081	3,509
Timberland, less timber depletion	2	32
Deferred income taxes	23	55
Other assets	66	117
	$5,077	$4,594
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,354	$3,718
Accounts payable	387	506
Accrued compensation and payroll taxes	145	164
Interest payable	12	66
Income taxes payable		9
Current deferred income taxes		21
Other current liabilities	164	195
Total current liabilities	2,062	4,679
Other long-term liabilities	117	1,320
Total liabilities not subject to compromise	2,179	5,999

Liabilities subject to compromise	4,272
Total liabilities	6,451	5,999

Stockholders’ equity
Preferred stock, aggregate liquidation preference of $124; 25,000,000 shares authorized; 4,599,300 issued and outstanding	104	101
Common stock, par value $.01 per share; 400,000,000 shares authorized, 257,482,839 and 257,087,296 issued and outstanding in 2009 and 2008, respectively	3	3
Additional paid-in capital	4,081	4,073
Retained earnings (deficit)	(4,883)	(4,888)
Accumulated other comprehensive income (loss)	(679)	(694)
Total stockholders’ equity (deficit)	(1,374)	(1,405)
	$5,077	$4,594

See notes to consolidated financial statements

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions, except per share data)	2009	2008	2007

Net sales	$5,574	$7,042	$7,420
Costs and expenses
Cost of goods sold	5,023	6,338	6,404
Selling and administrative expenses	569	645	643
Restructuring expense	319	67	16
Goodwill and intangible asset impairment charges		2,761
(Gain) loss on disposal of assets	3	(5)	62
Other operating income	(633)
Operating income (loss)	293	(2,764)	295
Other income (expense)
Interest expense, net	(265)	(262)	(285)
Debtor-in-possession debt issuance costs	(63)
Loss on early extinguishment of debt	(20)		(29)
Foreign currency exchange gains (losses)	(14)	36	(52)
Other, net	14	(5)	(5)
Loss before reorganization items and income taxes	(55)	(2,995)	(76)
Reorganization items	40
Loss before income taxes	(15)	(2,995)	(76)
(Provision for) benefit from income taxes	23	177	(27)
Net income (loss)	8	(2,818)	(103)
Preferred stock dividends and accretion	(11)	(12)	(12)
Net loss attributable to common stockholders	$(3)	$(2,830)	$(115)

Basic and diluted earnings per common share
Net loss attributable to common stockholders	$(.01)	$(11.01)	$(.45)
Weighted average shares outstanding	257	257	256

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock				Accumulated
	Number	Par	Number		Additional	Retained	Other
	of	Value,	of		Paid-In	Earnings	Comprehensive
(In millions, except share data)	Shares	$.01	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance at January 1, 2007	255,300,904	$3	4,599,300	$93	$4,040	$(1,945)	$(412)	$1,779
Comprehensive income (loss)
Net loss						(103)		(103)
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax expense of $3							5	5
Employee benefit plan liability adjustments, net of tax expense of $99							154	154
Comprehensive income								56
Adjustment to initially apply FIN No. 48						2		2
Issuance of common stock under stock option and restricted stock plans	900,875				26			26
Preferred stock dividends and accretion				4		(12)		(8)
Balance at December 31, 2007	256,201,779	3	4,599,300	97	4,066	(2,058)	(253)	1,855
Comprehensive income (loss)
Net loss						(2,818)		(2,818)
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax benefit of $22							(34)	(34)
Foreign currency translation adjustment, net of tax benefit of $4							(6)	(6)
Employee benefit plan liability adjustments, net of tax benefit of $241							(401)	(401)
Comprehensive income (loss)								(3,259)
Issuance of common stock under stock option and restricted stock plans	885,517				7			7
Preferred stock dividends and accretion				4		(12)		(8)
Balance at December 31, 2008	257,087,296	3	4,599,300	101	4,073	(4,888)	(694)	(1,405)
Comprehensive income (loss)
Net income						8		8
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax expense of $23							36	36
Foreign currency translation adjustment, net of tax expense of $1							3	3
Employee benefit plan liability adjustments, net of tax benefit of $6							(24)	(24)
Comprehensive income								23
Issuance of common stock under stock option and restricted stock plans	395,543				8			8
Preferred stock accretion				3		(3)
Balance at December 31, 2009	257,482,839	$3	4,599,300	$104	$4,081	$(4,883)	$(679)	$(1,374)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$8	$(2,818)	$(103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash goodwill and intangible asset impairment charges		2,761
Loss on early extinguishment of debt	20		29
Depreciation, depletion and amortization	364	357	360
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	6	7	8
Deferred income taxes	(26)	(221)	11
Pension and postretirement benefits	76	(30)	(59)
(Gain) loss on disposal of assets	3	(5)	62
Non-cash restructuring (income) expense	250	21	(21)
Non-cash stock-based compensation	9	3	21
Non-cash foreign currency exchange (gains) losses	14	(36)	52
Non-cash reorganization items	(96)
Change in restricted cash	(9)
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(4)	199	(71)
Receivable for alternative energy tax credits	(59)
Inventories	55	3	(6)
Prepaid expenses and other current assets	(13)	3	7
Accounts payable and accrued liabilities	219	(78)	(39)
Interest payable	165	1	(13)
Other, net	49	31	5
Net cash provided by operating activities	1,094	198	243
Cash flows from investing activities
Expenditures for property, plant and equipment	(172)	(394)	(384)
Proceeds from property disposals and sale of businesses	48	9	452
Advances to affiliates, net	(15)
Net cash provided by (used for) investing activities	(139)	(385)	68
Cash flows from financing activities
Proceeds from debtor-in-possession financing	440
Repayments of debtor-in-possession financing	(440)
Proceeds from long-term debt			675
Net borrowings (repayments) of long-term debt	71	314	(952)
Debt repurchase premiums			(23)
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Preferred dividends paid		(8)	(8)
Proceeds from exercise of stock options			2
Deferred debt issuance costs			(7)
Net cash provided by (used for) financing activities	(377)	306	(313)

Increase (decrease) in cash and cash equivalents	578	119	(2)
Cash and cash equivalents
Beginning of year	126	7	9
End of year	$704	$126	$7

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

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations were stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.

The Company and its U.S. and Canadian subsidiaries are currently operating as “debtors-in-possession” under the jurisdiction of the U.S. Court and Canadian Court (the “Bankruptcy Courts”) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

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

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan (“U.S. DIP Term Loan”) for borrowings by Smurfit-Stone Container Enterprises, Inc. (“SSCE”); a $35 million Canadian term loan (“Canadian DIP Term Loan”) for borrowings by Smurfit-Stone Container Canada Inc. (“SSC Canada”); a $250 million U.S. revolving loan (“U.S. DIP Revolver”) for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan (“Canadian DIP Revolver”) for borrowings by SSCE and/or SSC Canada.

Under the DIP Credit Agreement, on January 28, 2009, the Company borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver.  In accordance with the terms of the DIP Credit Agreement, in January 2009 the Company used U.S. DIP Term Loan proceeds of $360 million, net of lenders’ fees of $40 million, and

Canadian DIP Term Loan proceeds of $30 million, net of lenders’ fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the Canadian DIP Revolver and available cash.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, were due and payable in full at maturity, which was January 28, 2010.  During 2009, the Company made voluntary prepayments of $383 million on the U.S. DIP Term Loan with available cash provided by operating activities. In addition, the Company repaid $17 million on the U.S. DIP Term Loan with proceeds from property sales.  As of December 31, 2009, no borrowings were outstanding under the U.S. DIP Term Loan or the U.S. DIP Revolver.

During 2009, the Company repaid $35 million on the Canadian DIP Term Loan primarily with proceeds from property sales including $27 million from the sale of the Company’s Canadian timberlands.  In addition, during 2009, the Company repaid $5 million on the Canadian DIP Revolver. As of December 31, 2009, no borrowings were outstanding under the Canadian DIP Term Loan or the Canadian DIP Revolver.

As all borrowings under the DIP Credit Agreement were paid in full as of December 31, 2009, the Company allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010 (See Note 9).

Reorganization Process

The Bankruptcy Courts approved payment of certain of the Company’s pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods received and services rendered subsequent to the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business.  The Company retained legal and financial professionals to advise it on the bankruptcy proceedings.

Immediately after filing the Chapter 11 Petition and Canadian Petition, the Company notified all known current or potential creditors of the bankruptcy filings.  Subject to certain exceptions under the Bankruptcy Code and the CCAA, the Company’s bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition.  Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against its property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Courts lift the automatic stay.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to the Company.  A monitor was appointed by the Canadian Court with respect to proceedings before the Canadian Court.

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

Since the Petition Date, the Company received approval from the Bankruptcy Courts to reject a number of leases and other executory contracts of various types.  The Company is continuing to review all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject. The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.  The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise.  Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with certainty.

In June 2009, the Bankruptcy Courts entered an order establishing August 28, 2009, as the bar date for potential creditors to file claims.  The bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of the Company’s bankruptcy cases.  Creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

In September 2009, the U.S. Trustee denied a request by certain holders of the Company’s common stock and Preferred Stock to form an official equity committee to represent the interests of equity holders on matters before the U.S. Court. The equity holders subsequently filed a motion for the appointment of an equity committee with the U.S. Court.  In December 2009, the U.S. Court entered an order denying the motion for an order appointing an official committee of equity security holders.

Proposed Plan of Reorganization and Exit Credit Facilities

In order to successfully emerge from bankruptcy, the Company must propose and obtain confirmation by the Bankruptcy Courts of a plan of reorganization that satisfies the requirements of the Bankruptcy Code and the CCAA.  A plan of reorganization would resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to the Company’s exit from bankruptcy.

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

The Proposed Plan of Reorganization

On December 1, 2009, the Debtors filed their Joint Plan of Reorganization and Plan of Compromise and Arrangement and Disclosure Statement with the U.S. Court.  On December 22, 2009, January 27, 2010 and February 4, 2010, the Debtors filed amendments to the Proposed Plan of Reorganization (the “Proposed Plan of Reorganization”) and to the Disclosure Statement (the “Disclosure Statement”).  Key elements of the Proposed Plan of Reorganization were as follows:

•                  the Company and its subsidiary, SSCE, would merge and become the reorganized company (“Reorganized Smurfit-Stone”) that would be governed by a board of directors that will include Patrick J. Moore, the Company’s current Chairman and Chief Executive Officer, Steven J. Klinger, the Company’s current President and Chief Operating Officer, and a number of independent directors, including a non-executive chairman, to be selected by the Creditors’ Committee in consultation with the Debtors;

•                  all of the existing secured debt of the Debtors would be fully repaid with cash;

•                  substantially all of the existing unsecured debt and claims against SSCE, including all of the outstanding unsecured senior notes, would be exchanged for common stock of the Reorganized Smurfit-Stone, which would be traded on either the New York Stock Exchange or the NASDAQ market, with holders of unsecured claims against SSCE of less than or equal to $10,000 entitled to receive payment of 100% of such claims in cash, and eligible cash-out participants having the opportunity to indicate on their ballot the percentage amount of their allowed claim they would be willing to receive in cash in lieu of common stock;

•                  all of the Company’s existing equity securities would be cancelled and existing shareholders of the Company’s common and Preferred Stock would receive no distribution on account of their shares;

•                  the assets of the Canadian Debtors would be sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for  (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors’ unsecured creditors if they vote to accept the Proposed Plan of Reorganization and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors; and

•                  Reorganized Smurfit-Stone and its newly-formed Canadian subsidiary would assume all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions.

The Proposed Plan of Reorganization will not become effective until certain conditions are satisfied or waived, including: (i) entry of an order by the Bankruptcy Courts confirming the Proposed Plan of Reorganization, (ii) all actions, documents and agreements necessary to implement the Proposed Plan of Reorganization having been effected or executed, (iii) access of the Debtors to funding under the exit credit facility and (iv) specified claims of the Debtors’ secured lenders having been paid in full pursuant to the Proposed Plan of Reorganization.

On January 14, 2010, the U.S. Court granted approval to extend the Debtors’ exclusive right to file a plan of reorganization to July 21, 2010, and granted the Debtors approval to solicit acceptance of a plan of reorganization until May 21, 2011.  If the Debtors’ exclusivity period lapses, any party in interest would be able to file a plan of reorganization.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

On January 29, 2010, the U.S. Court approved the Debtors’ Disclosure Statement as containing adequate information for the holders of impaired claims and equity interest, who are entitled to vote to accept or reject the Proposed Plan of Reorganization.

The Bankruptcy Code requires the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization.  The confirmation hearing on the Proposed Plan of Reorganization is scheduled to begin on April 14, 2010.  The confirmation hearing may be adjourned from time to time by the Bankruptcy Court without further notice except for an announcement of the adjourned date made at the confirmation hearing or any subsequent adjourned confirmation hearing. There can be no assurance at this time that the Proposed Plan of Reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

Exit Credit Facilities

On January 14, 2010, the U.S. Court entered an order authorizing the Debtors to (i) enter into an exit term loan facility engagement and arrangement letter and fee letters, (ii) pay associated fees and expenses and (iii) furnish related indemnities.   On February 1, 2010, the Company filed a motion with the U.S. Court seeking approval to enter into a senior secured term loan exit facility (the “Term Loan Facility”).

On February 16, 2010, the U.S. Court granted the motion and authorized the Company and certain of its affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted the Company’s February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the “ABL Revolving Facility”) (together with the Term Loan Facility, the “Exit Credit Facilities”).  Based on such approvals, on February 22, 2010, the Company and certain of its subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, the Company entered into a commitment letter and related fee letters for the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), which the Company expects to enter into prior to exiting bankruptcy.   The ABL Revolving Facility will include a $150 million sub-limit for letters of credit.  The commitments for the Term Loan Facility and the ABL Revolving Facility will terminate on July 16, 2010 unless the Company’s emergence from bankruptcy and satisfaction of certain funding date conditions under the Term Loan Facility and the ABL Revolving Facility occur on or prior to such date, and the Term Loan Facility is funded.

The Company is permitted, subject to obtaining lender commitments, to add one or more incremental facilities to the Term Loan Facility in an aggregate amount up to $400 million.  Each incremental facility is conditioned on (a) there existing no defaults, (b) in the case of incremental term loans, such loans have a final maturity no earlier than, and a weighted average life no shorter than, the Term Loan Facility, and (c) after giving effect to one or more incremental facilities, the consolidated senior secured leverage ratio shall be less than 3.00 to 1.00.  If the interest rate spread applicable to any incremental facility exceeds the interest rate spread applicable to the Term Loan Facility by more than 0.25%, then the interest rate spread applicable to the Term Loan Facility will be increased to equal the interest rate spread applicable to the incremental facility.

On the date the Company emerges from bankruptcy, the Term Loan will be funded and borrowings are expected to be available under the ABL Revolving Facility.   The proceeds of the borrowings under the Term Loan Facility, together with available cash will be used to repay the Company’s outstanding secured indebtedness under its pre-petition Credit Facility and pay fees, costs and expenses of approximately $50 million related to and contemplated by the Exit Credit Facilities and the Proposed Plan of Reorganization. Borrowings under the ABL Revolver Facility will be available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.

The term loan (the “Term Loan”) matures six years from the funding date of the Term Loan Facility and is repayable in equal quarterly installments of $3 million beginning on September 30, 2010, with the balance payable at maturity.  Additionally, following the end of each fiscal year, varying percentages of the Company’s excess cash flow, as defined in the Term Loan Facility, based on certain agreed levels of secured leverage ratios, must be used to repay outstanding principal amounts under the Term Loan.  Subject to specified exceptions, the Term Loan Facility will also require the Company to use the net proceeds of asset sales and the net proceeds of the incurrence of indebtedness to repay outstanding borrowings under the Term Loan Facility.

The Term Loan will bear interest at the Company’s option at a rate equal to: (A) 3.75% plus the alternate base rate  (the “Term Loan ABR”) defined as the greater of: (i) the U.S. prime rate, (ii) the overnight federal funds rate plus 0.50%, or (iii) the one month adjusted LIBOR rate plus 1.0%, provided that the Term Loan ABR shall never be lower than 3.00% per annum, or (B) the adjusted LIBOR rate plus 4.75%, provided that the adjusted LIBOR rate shall never be lower than 2.00% per annum.

The ABL revolver loan (the “ABL Revolver”) will mature four years from the funding date of the ABL Revolving Facility. The Company will have the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus:(i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter. The rate could be adjusted in the future from 3.25% to a rate as high as 3.75% based on the average historical utilization under the ABL Revolving Facility.   The Company would also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility.  The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

Borrowings under the Exit Credit Facilities will be guaranteed by the Company and certain of its subsidiaries, and would be secured by first priority liens and second priority liens on substantially all its presently owned and hereafter acquired assets and those of each of its subsidiaries party to the Exit Credit Facilities, subject to certain exceptions and permitted liens.

The Exit Credit Facilities contain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations and those of certain of its subsidiaries, including their ability to incur indebtedness, incur liens, make investments, sell assets, pay dividends or make acquisitions.  The Exit Credit Facilities contain events of default customary for financings of this type.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although its bankruptcy filings raise substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on restructuring its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Courts.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Financial Reporting Considerations

For periods subsequent to the bankruptcy filings, the Company has applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statement of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet in liabilities subject to compromise .  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser or greater amounts.

Reorganization Items

The Company’s reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA, as recorded in its 2009 consolidated statement of operations, consist of the following:

Provision for rejected/settled executory contracts and leases	$(78)
Professional fees	(56)
Accounts payable settlement gains	11
Reversal of accrued post-petition unsecured interest expense	163
Total reorganization items	$40

Provision for rejected/settled executory contracts and leases for 2009 includes a $9 million special termination benefits charge due to funding obligations related to certain non-qualified pension plans.

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors’ Committee and certain secured creditors.

Under the Proposed Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date would not be paid.  In addition, holders of the Company’s Preferred Stock would not be entitled to receive any amounts under the Proposed Plan of Reorganization.  As a result, the Company concluded it was not probable that interest expense or preferred stock dividends that were accrued from the Petition Date through November 30, 2009 would be allowed claims.  In December 2009, the Company recorded income in reorganization items for the reversal of $163 million of accrued post-petition unsecured interest expense in the consolidated statements of operations.  Preferred stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in December 2009.

Net cash paid for reorganization items for 2009 totaled $41 million related to professional fees.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statements of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31, 2009

Unsecured debt	$2,439
Accounts payable	339
Interest payable	47
Retiree medical obligations	176
Pension obligations	1,136
Unrecognized tax benefits	46
Executory contracts and leases	72
Other	17
Liabilities subject to compromise	$4,272

Liabilities subject to compromise represent pre-petition unsecured obligations that will be settled under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed.  Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser or greater amounts.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items, such as qualified defined benefit pension and retiree medical obligations that may be assumed under the Proposed Plan of Reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

The Bankruptcy Courts approved payment of certain pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and the Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business. Obligations associated with these matters are not classified as liabilities subject to compromise.

The Company has rejected certain pre-petition executory contracts and unexpired leases with respect to the Company’s operations with the approval of the Bankruptcy Courts and may reject additional contracts or unexpired leases in the future.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise.

Debtor Financial Statements

The following condensed combined financial statements represent the financial statements for the Debtors only.  The Company’s Non-Debtor Subsidiaries are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included in “equity in losses of Non-Debtor Subsidiaries,” in the condensed combined statement of operations and their net assets are included as “Investments in and advances to Non-Debtor Subsidiaries” in the condensed combined balance sheet.  The Debtor’s financial statements have been prepared in accordance with the guidance in ASC 852.

Intercompany transactions between the Debtors have been eliminated in the financial statements. Intercompany transactions between the Debtors and Non-Debtor Subsidiaries have not been eliminated in the Debtors’ financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED BALANCE SHEET — DEBTORS

December 31,
(In millions)	2009
Assets

Current assets
Cash and cash equivalents	$683
Restricted cash	9
Receivables	583
Receivable for alternative energy tax credits	59
Inventories	436
Refundable income taxes	23
Prepaid expenses and other current assets	41
Total current assets	1,834
Net property, plant and equipment	3,049
Timberland, less timber depletion	2
Deferred income taxes	21
Investments in and advances to non-debtor subsidiaries	76
Other assets	66
$5,048
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,350
Accounts payable	370
Accrued compensation and payroll taxes	142
Interest payable	12
Other current liabilities	159
Total current liabilities	2,033
Other long-term liabilities	117
Total liabilities not subject to compromise	2,150

Liabilities subject to compromise	4,272
Total liabilities	6,422

Total equity (deficit)	(1,374)
$5,048

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED STATEMENT OF OPERATIONS — DEBTORS

Year Ended December 31, (In millions)	2009
Net sales	$5,476
Costs and expenses
Cost of goods sold	4,941
Selling and administrative expenses	551
Restructuring expenses	318
Loss on disposal of assets	3
Other operating income	(633)
Operating income	296
Other income (expense)
Interest expense, net	(264)
Debtor-in-possession debt issuance costs	(63)
Loss on early extinguishment of debt	(20)
Foreign currency exchange losses	(14)
Equity in losses of non-debtor subsidiaries	(5)
Other, net	14
Loss before reorganization items and income taxes	(56)
Reorganization items	40
Loss before income taxes	(16)
Benefit from income taxes	24
Net income	8
Preferred stock dividends and accretion	(11)
Net loss attributable to common stockholders	$(3)

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED STATEMENT OF CASH FLOWS — DEBTORS

Year Ended December 31, (In millions)	2009
Cash flows from operating activities
Net income	$8
Adjustments to reconcile net income to net cash provided by operating activities
Loss on early extinguishment of debt	20
Depreciation, depletion and amortization	360
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	6
Deferred income taxes	(26)
Pension and postretirement benefits	76
Loss on disposal of assets	3
Non-cash restructuring expenses	249
Non-cash stock-based compensation	9
Non-cash foreign currency exchange losses	14
Non-cash reorganization items	(96)
Change in restricted cash	(9)
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(9)
Receivable for alternative energy tax credit	(59)
Inventories	55
Prepaid expenses and other current assets	(15)
Accounts payable and accrued liabilities	223
Intercompany receivable with non-debtors	(11)
Interest payable	165
Other, net	54
Net cash provided by operating activities	1,080
Cash flows from investing activities
Expenditures for property, plant and equipment	(170)
Proceeds from property disposals	48
Advances to affiliates	(18)
Net cash used for investing activities	(140)
Cash flows from financing activities
Proceeds from debtor-in-possession financing	440
Repayments of debtor-in-possession financing	(440)
Net borrowings of long-term debt	71
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Net cash used for financing activities	(377)

Increase in cash and cash equivalents	563
Cash and cash equivalents
Beginning of period	120
End of period	$683

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

Cash and Cash Equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, the Company had restricted cash of $9 million as approved by the U.S. Court to provide financial assurance to certain utility vendors.  Changes in restricted cash are reflected in operating activities in the consolidated statements of cash flows.

Revenue Recognition:  The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, title passes to external customers and collectibility is reasonably assured.  Shipping and handling costs are included in cost of goods sold.

The Company records certain inventory buy/sell transactions between counterparties within the same line of business as a single exchange transaction on a net basis in the consolidated statements of operations.

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

Inventories:  Inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) method, except for $268 million in 2009 and $296 million in 2008, which are valued at the lower of average cost or market.  First-in, first-out (“FIFO”) costs (which approximate replacement costs) exceed the LIFO value by $94 million and $120 million at December 31, 2009 and 2008, respectively.

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

The Company applies the provisions of ASC 740, “Income Taxes” (“ASC 740”), which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Under the provisions of ASC 740, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company’s income tax provision (See Note 14).

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

Derivatives and Hedging Activities:  The Company’s derivative instruments were effectively terminated upon the filing of the Chapter 11 Petition and the Canadian Petition.  Termination values were calculated based on potential settlement value.  Prior to the bankruptcy filing, the Company recognized all derivatives on the balance sheet at fair value.  Derivatives not qualifying for hedge accounting were adjusted to fair value through income.  Derivatives qualifying for cash flow hedge accounting were recognized in OCI until the hedged item was recognized in earnings.  Hedges related to anticipated transactions were designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly (See Note 10).

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

Stock-Based Compensation:  The Company has stock-based employee compensation plans, including stock options and restricted stock units (“RSUs”), which are recognized in the financial statements based on the fair values as of the grant date (See Note 17).

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

Asset Retirement Obligations:  The Company accounts for asset retirement obligations in accordance with ASC 410, “Accounting for Asset Retirement and Environmental Obligations,” which established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  Asset retirement obligations recorded consist primarily of landfill capping and closure and post-closure maintenance on the landfills.  The Company has other asset retirement obligations upon closure of facilities, principally costs for the closure of wastewater treatment ponds and the removal of asbestos and chemicals, for which retirement obligations are not recorded because the fair value of the liability could not be reliably measured due to the uncertainty and timing of facility closures or demolition.  These asset retirement obligations have indeterminate settlement dates because the period over which the Company may settle these obligations is unknown and cannot be estimated.  The Company will recognize a liability when sufficient information is available to reasonably estimate its fair value (See Note 13).

Restructuring:  Costs associated with exit or disposal activities are generally recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 3).

Employee Benefit Plans:  Under the provisions of ASC 715, “Compensation — Retirement Benefits” (“ASC 715”), the funded status of the Company’s defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, is recorded as an asset or liability with the after-tax impact recorded to OCI based on an actuarial valuation as of the balance sheet date.  Subsequent changes in the funded status of the plans are recognized in OCI in the year in which the changes occur (See Note 15).

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications:  Certain reclassifications of prior year presentations have been made to conform to the 2009 presentation.

Recently Adopted Accounting Standards:  The FASB’s Accounting Standards Codification 105 was released on July 1, 2009 and became the single source of authoritative U.S. GAAP.  The change was established by ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”).  Pursuant to the

provisions of ASC 105, the Company has updated its references to GAAP in its consolidated financial statements issued for the period ended December 31, 2009.  The adoption of ASC 105 did not impact the Company’s financial position, results of operations or cash flows.

Effective June 15, 2009, the Company adopted the provisions of ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 requires entities to evaluate subsequent events through the date the consolidated financial statements were issued.  The Company has determined that no material subsequent events have occurred.

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

Effective December 31, 2009, the Company adopted the provisions of ASC 715-20-65-2, “Compensation - Retirement Benefits,” which requires further disclosures about plan assets of a defined benefit pension or other post-retirement plan, including the employer’s investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and concentrations of risk within plan assets (See Note 15).

Prospective Accounting Pronouncements:  In June 2009, the FASB issued amendments to ASC 860, “Transfers and Servicing”  (“ASC 860”), effective for fiscal years beginning after November 15, 2009.  The amendments remove the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements.  The Company does not expect these amendments to have a material impact on the consolidated financial statements.

3.   Restructuring Activities

The Company continues to review and evaluate various restructuring and other alternatives to streamline operations, improve efficiencies and reduce costs.  These actions subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

In 2009, the Company closed 11 converting facilities and permanently ceased production at the Ontonagon, Michigan medium mill and the Missoula, Montana linerboard mill.  As a result of these closures and other ongoing initiatives, the Company reduced its headcount by approximately 2,350 employees.  The Company recorded restructuring charges of $319 million, net of gains of $4 million from the sale of properties related to previously closed facilities.  Restructuring charges included non-cash charges of $254 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $69 million were primarily for severance and benefits.  The net sales of the closed converting facilities in 2009 prior to closure and for the years ended December 31, 2008 and 2007 were $62 million, $217 million and $258 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  The Ontonagon, Michigan medium mill had annual production capacity of 280,000 tons and the Missoula, Montana linerboard mill had annual production capacity of 620,000 tons.  Additional charges of up to $2 million are expected to be recorded in future periods for severance and benefits related to the closure of mill and converting facilities.

In 2008, the Company closed eight converting facilities, announced the closure of two additional converting facilities and permanently ceased operations of its containerboard machine at the Snowflake, Arizona mill and production at the Pontiac pulp mill located in Portage-du-Fort, Quebec.  As a result of these closures and other ongoing initiatives, the Company reduced its headcount by approximately 1,230 employees.  The Company recorded restructuring charges of $67 million, net of a gain of $2 million from the sale of a previously closed facility.  Restructuring charges included non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service.  The remaining charges of $46 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities in 2008 prior to closure and for the years ended December 31, 2007 were $264 million and $393 million, respectively.  The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually.  The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to the Company’s primary business.

In 2007, the Company closed 12 converting facilities and the Carthage, Indiana and Los Angeles, California medium mills and reduced its headcount by approximately 1,750 employees.  The Company recorded restructuring charges of $16 million, net of gains of $69 million from the sale of properties related to previously closed facilities.  Restructuring charges include non-cash charges of $48 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges of $37 million were primarily for severance and benefits.  The net sales of the closed converting facilities in 2007 prior to closure were $65 million.  The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

The following is a summary of the restructuring liabilities recorded as part of the rationalization of the Company’s mill and converting operations, including the termination of employees and liabilities for environmental and lease commitments at the closed facilities.

	Write-down of Property, Equipment and Inventory to Net Realizable Value	Severance and Benefits	Lease Commitments	Facility Closure Costs	Other	Total
Balance at January 1, 2007	$	$19	$17	$9	$	$45

(Income) expense	48	30		7	(69)	16
Payments		(43)	(6)	(5)		(54)
Non-cash reduction	(48)					(48)
Net gain on sale of assets					69	69
Balance at December 31, 2007		6	11	11		28

(Income) expense	23	34	2	10	(2)	67
Payments		(25)	(5)	(11)		(41)
Non-cash reduction	(23)					(23)
Net gain on sale of assets					2	2
Balance at December 31, 2008		15	8	10		33

(Income) expense	254	46	3	20	(4)	319
Payments		(27)	(3)	(11)		(41)
Non-cash reduction	(254)		(7)			(261)
Net gain on sale of assets					4	4
Balance at December 31, 2009	$	$34	$1	$19	$	$54

The $7 million non-cash reduction to lease commitments in 2009 relates to the transfer of lease accruals to liabilities subject to compromise for unexpired leases on closed facilities rejected during the bankruptcy process (See Note 1).

Cash Requirements

Future cash outlays under the restructuring of operations are anticipated to be $49 million in 2010, $3 million in 2011, an insignificant amount in 2012 and $2 million thereafter.

4.   Alternative Energy Tax Credits

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, the Company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service.  The Company, subsequently, submitted refund claims of approximately $654 million for the period December 1, 2008 through December 31, 2009 related to production at ten of its U.S. mills.  The Company received refund claims of approximately $595 million in

2009.  During 2009, the Company recorded other operating income of $633 million, net of fees and expenses, in its consolidated statements of operations related to this matter.

5.   (Gain) Loss on Disposal of Assets

In September 2009, the Company completed the sale of its Canadian timberlands for approximately $28 million, of which $1 million remained in escrow at December 31, 2009, pending completion of the title registration process on certain parcels.  The proceeds from the sale were used to prepay a portion of the Canadian DIP Term Loan (See Note 9).  The Company recorded a pretax loss of $2 million.

In September 2007, the Company completed the sale of its Brewton, Alabama, mill assets for $355 million. The Company received cash proceeds of $338 million, which excluded $16 million of accounts receivable previously sold to Stone Receivables Corporation (“SRC”) under the accounts receivable securitization program and was net of $1 million of other closing adjustments.  Substantially all of the proceeds from the sale were applied directly to debt reduction.  The Company recorded a pretax loss of $65 million, and a $32 million income tax provision, resulting in a net loss of $97 million.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $146 million.

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

In 2007, the Company recorded charges of $10 million to reserve for amounts due from Calpine Corrugated.

7.   Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consist of:

	2009	2008
Land and land improvements	$145	$151
Buildings and leasehold improvements	593	598
Machinery, fixtures and equipment	5,205	5,598
Construction in progress	117	169
	6,060	6,516
Less accumulated depreciation	(2,979)	(3,007)
Net property, plant and equipment	$3,081	$3,509

Depreciation expense was $364 million, $351 million and $355 million for 2009, 2008 and 2007, respectively.  Property, plant and equipment include capitalized leases of $19 million and $20 million and related accumulated amortization of $17 million and $16 million at December 31, 2009 and 2008, respectively.

8.   Transfers of Financial Assets

On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 9).  The repurchase of receivables of $385 million has been included in the cash flows from financing activities in the consolidated statement of cash flows.

Receivables Securitization Program

Prior to termination, the Company had a $450 million accounts receivable securitization program whereby the Company sold, without recourse, on an ongoing basis, certain of its accounts receivable to SRC, a wholly-owned non-consolidated subsidiary of the Company.

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

SRC was a qualified special—purpose entity under the provisions of ASC 860, “Transfers and Servicing” (“ASC 860”).  Accordingly, accounts receivable sold to SRC, for which the Company did not retain an interest, were not included in the accompanying consolidated balance sheets.

At December 31, 2008, $465 million of accounts receivable had been sold to SRC, of which $97 million were retained by the Company as a subordinated interest.  The off-balance sheet SRC debt at December 31, 2008 was $365 million.  The Company’s retained interest was carried at fair value and was included in retained interest in receivables sold in the accompanying consolidated balance sheet at December 31, 2008.  The Company recognized a loss on sales of receivables to SRC of $14 million in 2008 which was included in other, net in the consolidated statements of operations.

Canadian Securitization Program

Prior to termination, the Company had a $70 million Canadian (approximately $57 million U.S. as of December 31, 2008) accounts receivable securitization program, whereby the Company sold, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company held a variable interest, but was not the primary beneficiary.  Accordingly, under ASC 810, “Consolidation,” accounts receivable sold to the trust, for which the Company was not the primary beneficiary, were not included in the accompanying consolidated balance sheets.  The Company had retained servicing responsibilities and a subordinated interest in future cash flows from the receivables.  The Company received rights to future cash flows arising after the investors in the securitization trust had received the return for which they had contracted.

The Company’s residual interest in the securitization program was recorded at fair value and was based upon the total outstanding receivables sold, adjusted for dilution and loss reserves of approximately 4.0% at December 31, 2008 less the amount funded to the Company.

At December 31, 2008, $58 million of accounts receivable had been sold under the program, of which $23 million were retained by the Company as a subordinated interest.  The amount funded to the Company at December 31, 2008 was $33 million.  The Company’s retained interest was included in retained interest in receivables sold in the accompanying consolidated balance sheet at December 31,

2008.  The Company recognized a loss on sales of receivables to the trust of $3 million in 2008 which was included in other, net in the consolidated statements of operations.

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999.  The final purchase price, after adjustments, was $710 million.  The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.  The Company entered into a program to monetize the installment notes receivable.  The notes were sold without recourse to Timber Note Holdings LLC (“TNH”), a qualified special-purpose entity under the provisions of ASC 860, for $430 million cash proceeds and a residual interest in the notes.  The transaction was accounted for as a sale under ASC 860.  The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the Company’s Credit Agreement.  The residual interest was $36 million and $34 million at December 31, 2009 and 2008, respectively, and is included in other assets in the accompanying consolidated balance sheets.  Cash flows received on the Company’s retained interest in TNH were $1 million and $13 million in 2009 and 2008, respectively.  The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%).  At December 31, 2009, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was an insignificant amount and $1 million, respectively.

9.   Long-Term Debt

Long-term debt as of December 31 is as follows:

	2009	2008
Secured Debt

Bank Credit Facilities
Tranche B Term Loan (2.5% weighted average variable rate), due in various installments through November 1, 2011	$137	$137
Tranche C Term Loan (2.5% weighted average variable rate), due in various installments through November 1, 2011	258	258
Tranche C-1 Term Loan (2.5% weighted average variable rate), due in various installments through November 1, 2011	78	78
SSCE revolving credit facility (2.9% weighted average variable rate), due November 1, 2009	512	461
SSC Canada revolving credit facility (3.1% weighted average variable rate), due November 1, 2009	198	172
Deposit Funded Drawn Letters of Credit (4.5% weighted average variable rate), due November 1, 2009	120
	1,303	1,106
Other Secured Debt
Other (including obligations under capitalized leases of $3 and $5)	51	53
Variable rate industrial revenue bonds		120
Total secured debt, not subject to compromise	1,354	1,279

Unsecured Debt

Senior Notes
8.375% unsecured senior notes, due July 1, 2012	400	400
8.25% unsecured senior notes, due October 1, 2012	700	700
7.50% unsecured senior notes, due June 1, 2013	300	300
7.375% unsecured senior notes, due July 15, 2014	200	200
8.00% unsecured senior notes, due March 15, 2017	675	675
	2,275	2,275

Other Unsecured Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 5.1% to 7.5%), payable in varying annual payments through 2027	164	164
Total unsecured debt, subject to compromise	2,439	2,439

Total debt	3,793	3,718
Less liabilities subject to compromise	(2,439)
Less current maturities	(1,354)	(3,718)
Total long-term debt	$	$

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable.  Any efforts to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  The accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, the Company’s unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at December 31, 2009 (See Note 1).

Bank Credit Facilities

The Company, as guarantor, and SSCE and its subsidiary, SSC Canada, as borrowers, entered into a credit agreement, as amended (the “Credit Agreement”) on November 1, 2004.  The Credit Agreement provided for (i) a revolving credit facility of $600 million to SSCE (“U.S. Revolver”), of which $512 million was borrowed as of December 31, 2009 and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada (“SSC Canada Revolver”), of which $198 million was borrowed as of December 31, 2009.  Each of these revolving credit facilities matured on November 1, 2009.  The Credit Agreement provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million, with an outstanding balance of $137 million at December 31, 2009.   The Credit Agreement also provided to SSC Canada a Tranche C term loan in the aggregate principal amount of $300 million and a Tranche C-1 term loan in the aggregate principal amount of $90 million, with outstanding balances of $258 million and $78 million, respectively, at December 31, 2009.  The term loans are payable in quarterly installments and mature on November 1, 2011.  The Company has the option to borrow at a rate equal to LIBOR plus 2.25% or ABR plus 1.25% for the term loan facilities and LIBOR plus 2.50% or ABR plus 1.50% for the revolving credit facilities (the “Applicable Rate”).

The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by the Company and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by the Company, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of the Company, SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The security interests securing SSCE’s obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement exclude certain other real property located in New Brunswick and Quebec.

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

As of December 31, 2009, as a result of the Company’s default, the Company had no availability for borrowings under SSCE’s revolving credit facilities, after giving consideration to outstanding letters of credit of $87 million.  As of December 31, 2009, the Company had available unrestricted cash and cash equivalents of $704 million primarily invested in money market funds at a variable interest rate of 0.13%.

During the year ended December 31, 2009, letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under the Company’s U.S. Revolver and SSC Canada Revolver by $44 million and $27 million, respectively.

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

At December 31, 2009, the Company had interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans (See Note 10).

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

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. DIP Term Loan for borrowings by SSCE; a $35 million Canadian DIP Term Loan for borrowings by SSC Canada; a $250 million U.S. DIP Revolver for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian DIP Revolver for borrowings by SSCE and/or SSC Canada.

The use of proceeds under the DIP Credit Agreement was limited to (i) working capital, letters of credit and capital expenditures; (ii) other general corporate purposes of the Company and certain of its subsidiaries (including certain intercompany loans); (iii) the refinancing in full of indebtedness outstanding under the receivables securitization programs; (iv) payment of any related transaction costs, fees and expenses; and (v) the costs of administration of the cases arising out of the Chapter 11 Petition and the Canadian Petition.

Under the DIP Credit Agreement, on January 28, 2009, the Company borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver.  In accordance with the terms of the DIP Credit Agreement, in January 2009 the Company used U.S. DIP Term Loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian DIP Term Loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the Canadian DIP Revolver and available cash.

During 2009, the Company made voluntary prepayments of approximately $383 million on the $400 million U.S. DIP Term Loan with available cash provided by operating activities.  In addition, during 2009, the Company repaid $17 million of the U.S. DIP Term Loan with proceeds from property sales.  As of December 31, 2009, no borrowings were outstanding under the U.S. DIP Term Loan or the U.S. DIP Revolver.

During 2009, the Company repaid $35 million on the Canadian DIP Term Loan primarily with proceeds from property sales, including $27 million from the sale of the Company’s Canadian timberlands.  In addition, during 2009, the Company repaid $5 million on the Canadian DIP Revolver. As of December 31, 2009, no borrowings were outstanding under the Canadian DIP Term Loan or the Canadian DIP Revolver.

At December 31, 2009, the Company had outstanding letters of credit of $15 million under the DIP Credit Agreement.  Prior to the maturity of the DIP Credit Agreement on January 28, 2010, the Company transferred $15 million of available cash to a restricted cash account to secure these letters of credit.

U.S. and Canadian borrowings under the DIP Credit Agreement were each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves.  As of December 31, 2009, the applicable borrowing base was $680 million and the amount available for borrowings under the DIP Credit Agreement was $300 million. As all borrowings under the DIP Credit Agreement were paid in full, the Company allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010.

Other Secured Debt

In conjunction with the acquisition of Calpine Corrugated in July 2008 (See Note 6), the Company guaranteed approximately $45 million of Calpine Corrugated’s third party outstanding debt.  The balance at December 31, 2009 consisted of a $35 million term loan (4.24% weighted average variable rate), due on June 30, 2009 and a revolving credit facility (2.75% weighted average variable rate) with an outstanding balance of $9 million due on June 30, 2009.  The Company’s obligation under the guarantee was stayed as a result of the filing of the Chapter 11 Petition.

Senior Notes

The 8.375% unsecured senior notes of $400 million are redeemable in whole or in part at the option of SSCE at a price of 101.396% plus accrued interest.  The redemption price will decline each year after 2008 and beginning on July 1, 2010 will be 100% of the principal amount, plus accrued interest.

The 8.25% unsecured senior notes of $700 million are redeemable in whole or in part at the option of SSCE at a price of 101.375% plus accrued interest.  The redemption price will decline each year after 2008 and beginning on October 1, 2010 will be 100% of the principal amount, plus accrued interest.

The 7.50% unsecured senior notes of $300 million are redeemable in whole or in part at the option of SSCE at a price of 103.75% plus accrued interest.  The redemption price will decline each year after 2008 and beginning on June 1, 2011 will be 100% of the principal amount, plus accrued interest.

The 7.375% unsecured senior notes of $200 million are redeemable in whole or in part at the option of SSCE at a price of 103.688% plus accrued interest.  The redemption price will decline each year after 2009 and beginning on July 15, 2012 will be 100% of the principal amount, plus accrued interest.

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

Other

Interest costs capitalized on construction projects in 2009, 2008 and 2007 totaled $9 million, $17 million and $10 million, respectively.  Interest payments on all debt instruments for 2009, 2008 and 2007 were $103 million, $259 million and $302 million, respectively.

10. Derivative Instruments and Hedging Activities

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  During 2009, a letter of credit in the amount of $18 million was drawn on related to the settlement of certain commodity derivative instruments (See Note 9).  Excluding these settled liabilities, the Company’s termination value related to its remaining derivative liabilities was approximately $60 million, recorded in other current liabilities in the consolidated balance sheet at December 31, 2009.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition, at which time, these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings during 2009 when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur, except for a $1 million loss (net of tax) which remained in OCI at December 31, 2009.

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

For the years ended December 31, 2009 and 2008, the Company reclassified a $27 million loss (net of tax) and an $8 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

For the years ended December 31, 2009 and 2008, the Company recorded a $3 million gain (net of tax), prior to the Petition Date, and an $8 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the years ended December 31, 2009 and 2008, the Company recorded a $3 million loss (net of tax), prior to the Petition Date, and a $9 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company used foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.

For the years ended December 31, 2009 and 2008, the Company reclassified a $4 million loss (net of tax) and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

In addition, during the second quarter 2009, the Company reclassified the remaining foreign currency derivative instruments from OCI to cost of goods sold since the underlying transactions were no longer expected to occur, resulting in a loss of $2 million (net of tax).

Interest Rate Swap Contracts

The Company used interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.

For the years ended December 31, 2009 and 2008, the Company reclassified a $4 million loss (net of tax) and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.

During the fourth quarter of 2008, the Company expected that its Tranche B and Tranche C term loans would be refinanced prior to their current maturity.  As a result, a portion of the interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $1 million (net of tax) at December 31, 2009, consisting of a $1 million loss (net of tax) on interest rate swap contracts.  The cumulative deferred hedge loss in OCI on all derivative instruments was $37 million (net of tax) at December 31, 2008, including a $26 million loss (net of tax) on commodity derivative instruments, a $6 million loss (net of tax) on foreign currency derivative instruments and a $5 million loss (net of tax) on interest rate swap contracts.  The Company expects to reclassify the remaining $1 million loss (net of tax) into interest expense during 2010 related to the interest rate swap contracts.

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

2010	$61
2011	48
2012	38
2013	31
2014	27
Thereafter	128
Total minimum lease commitments	$333

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $119 million, $132 million and $132 million for 2009, 2008 and 2007, respectively.  Under the Bankruptcy Code, the Company may assume or reject certain unexpired leases, including, without limitation, leases of real property and equipment.  Since the Petition Date, the Company has received Bankruptcy Court approval to reject a number of leases (See Note 1).

12.  Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At December 31, 2009 and 2008, the maximum potential amount of future payments related to these guarantees was approximately $25 million and $28 million, respectively, and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

The Company was contingently liable for $18 million under a one year letter of credit, which was to expire in April 2009, which supported the borrowings of a previously non-consolidated affiliate.  On March 4, 2009, this letter of credit was drawn on, which increased borrowings under the Company’s pre-petition credit facilities by $18 million (See Note 9).  As a result of providing substantial financial support for the affiliate, in accordance with ASC 810-10-05, “Consolidation of Variable Interest Entities,” the Company consolidated the affiliate’s balance sheet and results of operations into its consolidated financial statements in March 2009.

13.  Asset Retirement Obligations

The following table provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2007	$14
Accretion expense	1
Adjustments	(2)
Payments	(2)
Balance at December 31, 2007	11
Accretion expense	1
Balance at December 31, 2008	12
Accretion expense	1
Balance at December 31, 2009	$13

The 2007 adjustments relate to the reclassification of the Brewton, Alabama, mill asset retirement obligations to a liability related to the Brewton sale agreement.

14.  Income Taxes

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2009	2008

Deferred tax liabilities

Property, plant and equipment and timberland	$(684)	$(821)
Inventory	(42)	(37)
Timber installment sale	(93)	(91)
Other	(129)	(42)
Total deferred tax liabilities	(948)	(991)

Deferred tax assets
Employee benefit plans	537	466
Net operating loss, alternative minimum tax and tax credit carryforwards	676	479
Purchase accounting liabilities and restructuring	23	21
Other	117	101
Total deferred tax assets	1,353	1,067
Valuation allowance for deferred tax assets	(382)	(42)

Deferred tax assets, net of valuation allowance	971	1,025

Net deferred tax assets	$23	$34

At December 31, 2009, the Company had $1.1 billion of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes that expire from 2024 through 2029, with a tax value of $391 million.  The Company had NOL carryforwards for state purposes which expire from 2009 to 2028 with a tax value of $81 million and state tax credits that expire from 2009 to 2039, with a tax value of $4 million.  Further, the Company had $396 million of NOL carryforwards for Canadian tax purposes that expire from 2017 to 2029, with a tax value of $115 million, and Canadian investment tax credits that expire from 2015 to 2018, with a tax value of $15 million.  The Company had $68 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.  In addition, the Company had other tax carryforwards of $2 million at December 31, 2009, which can be carried forward indefinitely.  Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

At December 31, 2009 and 2008, the Company had a valuation allowance of $382 million and $42 million, respectively, for a portion of the deferred tax assets.  The valuation allowance increased during 2009 primarily to offset higher deferred tax assets related to tax losses on the Company’s investment in its Canadian subsidiary.

Federal income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiaries during 2009, as the Company intends to indefinitely reinvest such earnings into its foreign subsidiaries.  The restrictions on remittance of these earnings, pursuant to the Company’s bankruptcy status, make it not practicable to determine the amount of the unrecognized deferred tax liability on these undistributed foreign earnings.

(Provision for) benefit from income taxes on loss before income taxes is as follows:

	2009	2008	2007
Current
Federal	$26	$	$(6)
State and local	(1)	(6)	(1)
Foreign	1	(5)	(5)
Total current (provision for) benefit from income taxes	26	(11)	(12)

Deferred
Federal		63	(2)
State and local	(1)	21	(7)
Foreign	(2)	104	(6)
Total deferred (provision for) benefit from income taxes	(3)	188	(15)
Total (provision for) benefit from income taxes	$23	$177	$(27)

The Company’s (provision for) benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes as follows:

	2009	2008	2007

Tax benefit at statutory U.S. income tax rate	$5	$1,048	$26
Permanent differences and other items	333	(2)	23
State income taxes, net of federal income tax effect	38	9	(5)
Foreign taxes	(7)	(37)	(2)
Valuation allowance	(343)
Non-deductibility of goodwill and other intangible assets impairment		(934)
Release of unrecognized tax benefits		82
Non-deductibility of goodwill on the sale of Brewton, Alabama mill			(51)
Non-cash foreign currency exchange income (loss)	(3)	11	(18)
Total (provision for) benefit from income taxes	$23	$177	$(27)

The components of the loss before income taxes are as follows:

	2009	2008	2007
United States	$61	$(2,421)	$(31)
Foreign	(76)	(574)	(45)
Loss before income taxes	$(15)	$(2,995)	$(76)

At December 31, 2009 and 2008, the Company had $37 million and $38 million, respectively, of net unrecognized tax benefits.  The primary differences between gross unrecognized tax benefits and net unrecognized tax benefits are associated with offsetting benefits in other jurisdictions related to transfer pricing and the U.S. federal tax benefit from state tax deductions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2008	$185
Additions based on tax positions taken in prior years	12
Additions for tax positions taken in current year	1
Reductions relating to settlements with taxing authorities	(84)
Reductions relating to lapses of applicable statute of limitations	(8)
Foreign currency exchange loss on Canadian tax positions	(18)
Balance at December 31, 2008	88
Reductions based on tax positions taken in prior years	(4)
Additions for tax positions taken in current year	1
Reductions relating to settlements with taxing authorities	(6)
Foreign currency exchange gain on Canadian tax positions	8
Balance at December 31, 2009	$87

For the years ended December 31, 2009, 2008 and 2007, $3 million, $6 million and $11 million, respectively, of interest was recorded related to tax positions taken during the current and prior years.  During 2008, $12 million of interest was released due to settlements with taxing authorities.  The interest was computed on the difference between the tax position recognized in accordance with ASC 740 and the amount previously taken or expected to be taken in the Company’s tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items.  During 2009, no penalties were recorded related to current and prior year tax positions.  During 2008, $3 million of penalties were recorded related to these tax positions.  At December 31, 2009 and 2008, $25 million and $22 million, respectively, of interest and penalties are recognized in the consolidated balance sheet.  All net unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

As previously disclosed, the Canada Revenue Agency (“CRA”) is continuing its examination of the Company’s income tax returns for tax years 1999 through 2005.  In connection with the examination, the CRA has issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries.  Additionally, the CRA is considering certain significant adjustments related principally to taxable income related to the Company’s acquisition of a Canadian company.  The Company has appealed the assessments related to the transfer pricing matter.  In order to appeal the assessment, the Company made payments totaling $25 million to the CRA in 2008.  The remaining matters may be resolved at the examination level or subsequently upon appeal within the next twelve months.  While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination or subsequent appeals will not have a material adverse effect on its consolidated financial condition or results of operations.

The U.S. federal statute of limitations is closed through 2005, except for any potential correlative adjustments for the years 1999 through 2005 relating to the CRA examinations noted above.  There are currently no federal examinations in progress.  In addition, the Company files tax returns in numerous states.  The states’ statutes of limitations are generally open for the same years as the federal statute of limitations.

The Company made income tax payments of $12 million, $55 million and $17 million in 2009, 2008 and 2007, respectively.

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

On August 31, 2007, the Company announced the freeze of its defined benefit pension plans for salaried employees.  The U.S. and Canadian defined benefit pension plans for salaried employees were frozen effective January 1, 2009 and March 1, 2009, respectively.  In accordance with ASC 715, “Compensation-Retirement Benefits,” the Company accounted for this freeze as a plan curtailment, remeasured its assets and obligation as of August 31, 2007 and recognized a curtailment gain of $3 million during the third quarter of 2007.  Upon remeasurement, the Company reduced its benefit obligation in other long-term liabilities by $106 million, decreased accumulated other comprehensive loss by $64 million and increased deferred income tax liability by $42 million.

Defined Benefit Plans Assets

The Company’s pension plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	U.S. Plans		Canadian Plans
	2009	2008	2009	2008

Cash equivalents	4%	3%	1%	1%
Debt securities	42%	49%	49%	50%
Equity securities	52%	46%	46%	45%
Real estate			4%	4%
Other	2%	2%
Total	100%	100%	100%	100%

At December 31, 2009, no SSCC common stock shares were included in the U.S. plan assets. Equity securities for the U.S. plans at December 31, 2008 included 2.7 million shares of SSCC common stock with a market value of $1 million (less than 1% of total U.S. plan assets).

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

The fair value of plan assets is based on a hierarchy of inputs, both observable and unobservable, as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$	$72	$	$72
Debt securities - Government	82	338		420
Debt securities — Corporate (a)		649		649
Equity securities — U.S. (b)	575	98		673
Equity securities — International (c)	157	373		530
Private equity			39	39
Real estate			27	27
Other		31		31
	$814	$1,561	$66	$2,441

(a)          Comprised primarily of investment grade U.S. and Canadian corporate debt issues.

(b)         Comprised primarily of diversified U.S. equity securities held in both separate accounts and common/collective trust funds.

(c)          Comprised primarily of diversified international equity securities held in both separate accounts and common/collective trust funds.

Cash equivalents and Corporate and Government debt securities

Certain investments in government fixed income securities are valued at the closing price reported on the major market on which the individual security is traded on and classified within Level 1 of the valuation hierarchy. The remaining investments in fixed income securities are valued by third-party pricing services using credit risk spreads determined from the new issue market and dealer quotes, which is then added to the U.S. treasury curve.  Such investments are classified within Level 2 of the valuation hierarchy.

Common stocks and Common/collective trusts

Common stocks are valued at the closing price reported on the major market on which the individual securities are traded. Such investments are classified within Level 1 of the valuation hierarchy.  Common/collective trusts are valued using the net asset value (“NAV”) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in a market that is not active and classified within Level 2 of the valuation hierarchy.

Private Equity

Private equity is valued by deriving the Company pension plans’ proportionate share of equity investment from audited financial statements from the previous calendar year updated with changes in value, withdrawals and contributions for the current year.  These investments primarily consist of private equity investments that require significant judgment on the part of the general partner due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. Such investments are classified within Level 3 of the valuation hierarchy.

The following table presents the changes in Level 3 pension plan assets for the year ended December 31, 2009:

	Private Equity	Real Estate	Total
Balance at January 1, 2009	$36	$27	$63
Actual returns on plan assets:
Relating to assets still held at December 31, 2009	(2)		(2)
Purchases, sales, and settlements	5		5
Balance at December 31, 2009	$39	$27	$66

In identifying the target asset allocation that would best meet the Company’s investment policy, consideration is given to a number of factors including the various pension plans’ demographic characteristics, the long-term nature of the liabilities, the sensitivity of the liabilities to interest rates and inflation, the long-term return expectations and risks associated with key asset classes as well as their return correlation with each other, diversification among asset classes and other practical considerations for investing in certain asset classes.

The target asset allocation for the pension plans during a complete market cycle is as follows:

	U.S. Plans	Canadian Plans
Equity securities	53%	33%
Debt securities	45%	63%
Alternative asset classes	2%	4%

The Company has approved a revised Canadian target asset allocation, increasing the debt securities percentage effective January 1, 2010.

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who reached the age of 60 with ten years of service as of January 1, 2007.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) at December 31 are as follows:

	2009	2008
U.S. Plans
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year the rate reaches the ultimate trend rate	2030	2015

Canadian Plans
Health care cost trend rate assumed for next year	7.80-9.40%	7.90-8.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.70-4.90%	4.80-4.90%
Year the rate reaches the ultimate trend rate	2029	2015

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of December 31, 2009 by $10 million and $9 million, respectively, and would increase and decrease the annual net periodic postretirement benefit cost for 2009 by $1 million and $1 million, respectively.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit		Postretirement
	Plans		Plans
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at January 1	$3,194	$3,526	$163	$189
Service cost	26	44	2	3
Interest cost	205	201	10	10
Amendments	1	7		(1)
Settlements	(41)	(10)
Curtailments	(2)	(8)	(1)	(1)
Actuarial (gain) loss	280	(170)	10	(13)
Plan participants’ contributions	3	4	8	8
Benefits paid and expected expenses	(218)	(220)	(22)	(23)
Foreign currency rate changes	122	(180)	6	(9)
Benefit obligation at December 31	$3,570	$3,194	$176	$163

Change in plan assets:
Fair value of plan assets at January 1	$2,188	$3,119	$	$
Actual return on plan assets	371	(625)
Settlements	(41)	(10)
Employer contributions	37	69	14	15
Plan participants’ contributions	3	4	8	8
Benefits paid and expenses	(218)	(216)	(22)	(23)
Foreign currency rate changes	101	(153)
Fair value of plan assets at December 31	$2,441	$2,188	$	$

Under funded status:	$(1,129)	$(1,006)	$(176)	$(163)

	Defined Benefit		Postretirement
	Plans		Plans
	2009	2008	2009	2008
Amounts recognized in the balance sheet:
Current liabilities	$(1)	$(9)	$(14)	$(15)
Non-current liabilities	(1,128)	(997)	(162)	(148)
Net liability recognized in balance sheet	$(1,129)	$(1,006)	$(176)	$(163)

Reconciliation of amounts recognized in accumulated OCI to net liability recognized in balance sheet:
Prior service credit (cost)	$(9)	$(12)	$22	$24
Net actuarial gain (loss)	(1,093)	(1,078)	13	29
Accumulated other comprehensive income (loss)	(1,102)	(1,090)	35	53
Prepaid (unfunded accrued) benefit cost	18	99	(212)	(214)
Foreign currency remeasurement	(45)	(15)	1	(2)
Net liability recognized in balance sheet	$(1,129)	$(1,006)	$(176)	$(163)

Change in accumulated OCI:
Accumulated other comprehensive income (loss) at January 1	$(1,090)	$(442)	$53	$ 47
Prior service (cost) credit arising during the period	(1)	(6)		1
Net (loss) gain arising during the period	(115)	(688)	(10)	12
Amortization of prior service (credit) cost	4	3	(4)	(4)
Amortization of net (gain) loss	100	43	(4)	(3)
Accumulated other comprehensive income (loss) at December 31	(1,102)	(1,090)	35	53
Deferred income taxes	405	405	(13)	(19)
Accumulated other comprehensive income (loss), net of tax	$(697)	$(685)	$22	$34

Estimated amounts to be amortized from accumulated OCI over the next fiscal year:
Prior service credit (cost)	$(2)	$(3)	$3	$3
Net actuarial gain (loss)	(93)	(79)	2	3
Total	$(95)	$(82)	$5	$6

The accumulated benefit obligation for all defined benefit pension plans was $3,522 million and $3,161 million at December 31, 2009 and 2008, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,564 million, $3,516 million and $2,434 million, respectively, as of December 31, 2009 and $3,103 million, $3,076 million, and $2,100 million, respectively, as of December 31, 2008.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $3,564 million and $2,434 million, respectively, as of December 31, 2009 and $3,190 million and $2,183 million, respectively, as of December 31, 2008.

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2009	2008	2007	2009	2008	2007
Service cost	$26	$44	$53	$2	$3	$3
Interest cost	205	201	198	10	10	11
Expected return on plan assets	(201)	(245)	(238)
Amortization of prior service cost (benefit)	2	3	6	(3)	(3)	(3)
Amortization of net (gain) loss	86	41	54	(4)	(3)	(1)
Curtailment (gain) loss	2	1		(1)	(1)	(3)
Settlement loss	11	2	2
Multi-employer plans	6	7	4
Net periodic benefit cost	$137	$54	$79	$4	$6	$7

In 2007, closed facilities resulted in a $3 million curtailment loss related to the defined benefit plans and a $3 million curtailment gain related to the postretirement plans.  The salaried defined benefit plan freeze, resulting in a $3 million gain, offset the impact of the closed facilities.

The settlement losses in each year and the 2008 and 2009 curtailment (gains) losses are related to closed facilities and are included as part of restructuring charges (See Note 3).

The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2009	2008	2009	2008
U.S. Plans
Discount rate	5.88%	6.25%	5.88%	6.25%
Rate of compensation increase	3.13%	3.04%	N/A	N/A
Canadian Plans
Discount rate	6.30%	7.45%	6.30%	7.45%
Rate of compensation increase	3.20%	3.20%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2009	2008	2009	2008
U.S. Plans
Discount rate	6.25%	6.19%	6.25%	6.19%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.17%	3.08%	N/A	N/A
Canadian Plans
Discount rate	7.45%	5.50%	7.45%	5.50%
Expected long-term return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	3.20%	3.20%	N/A	N/A

The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.  Based on adjustments to the future target asset allocation, effective January 1, 2010, the expected long-term rate of return for the Canadian plans is 6.30%.

The Company expects to contribute approximately $77 million to its defined benefit plans and $14 million to its postretirement plans in 2010.

Expected Future Benefit Plan Payments

Expected future benefit plan payments to participants, which reflect expected future service, are as follows:

	Defined Benefit Plans	Postretirement Plans
2010	$223	$14
2011	229	14
2012	233	14
2013	237	14
2014	252	15
2015-2019	1,291	75

Savings Plans

The Company sponsors savings plans covering substantially all salaried and certain hourly employees.  The Company match is invested according to the employees’ selected investment allocation.  Effective January 1, 2009 for the salaried plan, the Company contributes an additional amount equal to 1% of each eligible employee’s salary.  In addition, the matching formula for the salaried plan was changed from 70% of the first 6% of an employee’s deferral to 100% of the first 6% of an employee’s deferral.  The Company’s expense for the savings plans totaled $25 million, $17 million and $18 million in 2009, 2008 and 2007, respectively.

16.  Preferred Stock

The Company was prohibited from paying future dividends under the DIP Credit Agreement.  Preferred stock dividends have been paid through November 15, 2008.  No preferred stock dividends were declared or paid in 2009.  At December 31, 2009, the amount of dividends in arrears was $9 million.  Under the Proposed Plan of Reorganization, holders of the Company’s preferred stock would not be entitled to receive any amounts.  As a result, the Company concluded it was not probable that dividends on preferred stock would be an allowed claim.

The holders of the Company’s preferred stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances.  SSCC had approximately 4.6 million shares of preferred stock issued and outstanding as of December 31, 2009 and 2008.  Preferred stock dividends of $8 million were paid during 2008 and 2007.  Preferred stock accretion of $3 million in 2009 and $4 million in 2008 and 2007, respectively, was charged to stockholders’ equity.  The holders of preferred stock are not entitled to voting rights on matters submitted to the Company’s stockholders.  The preferred stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of 0.729 shares of SSCC common stock for each share of preferred stock), subject to adjustment based on certain events.  The preferred stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures due February 15, 2012.  The preferred stock is redeemable at the Company’s option until February 15, 2012, at which time the preferred stock must be redeemed.  The preferred stock may be redeemed, at the Company’s option, with cash or SSCC common stock with an equivalent fair value.  The redemption price is 100% of the liquidation preference.  The liquidation preference is $25 per share plus dividends accrued and unpaid.

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

The Company uses a lattice option pricing model to estimate the fair value of stock options as it more fully reflects the substantive characteristics of the Company’s stock-based compensation.  The lattice option pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical volatility on the Company’s common stock and current implied volatilities from traded options on the Company’s common stock.  The risk-free interest rate was based on U.S. Treasury security yields at the time of grant.  The dividend yield on the Company’s common stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future.  The expected life was determined from the lattice option pricing model.  The lattice option pricing model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The following table provides the assumptions used in determining the fair value of the stock-based awards using a lattice option pricing model in 2008 and 2007.  There were no stock-based awards granted in 2009.

	2008	2007
Weighted-average volatility	36.84%	34.40%
Weighted-average risk-free interest rate	3.36%	4.72%
Weighted-average dividend yield	0.00%	0.00%
Weighted-average expected life in years	6	6

Total pretax stock-based compensation costs recognized in selling and administrative expenses in the consolidated statements of operations for 2009, 2008 and 2007 were $9 million, $3 million and $21 million, respectively.  The related tax benefit for 2009, 2008 and 2007 was $3 million, $1 million and $8 million, respectively.

During 2008, the Company reversed stock compensation expense of $13 million related to performance-based stock options granted in 2006 and 2007 as the vesting requirements were no longer attainable.

At December 31, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $5 million to be recognized through December 31, 2011, with a weighted-average expense period of approximately 1 year.

Stock Options

Grants issued subsequent to June 2004 vest and become exercisable on the third anniversary of the award date.  The stock options granted prior to January 2007 are fully vested and exercisable.  Additional information relating to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2007	17,588,959	$14.08

Granted	1,331,190	12.74
Exercised	(167,046)	12.03
Cancelled	(1,691,978)	14.02
Outstanding at December 31, 2007	17,061,125	14.00

Granted	2,406,500	6.36
Exercised
Cancelled	(4,086,431)	13.03
Outstanding at December 31, 2008	15,381,194	13.06

Granted
Exercised
Cancelled	(4,862,038)	13.21
Outstanding at December 31, 2009	10,519,156	12.99	4.72

Exercisable at December 31, 2009	7,381,538	$14.86	3.33

The weighted-average grant date fair value of stock options granted during 2008 and 2007 was $2.24 and $4.69, respectively.  There were no stock options granted during 2009.

The total intrinsic value of stock options exercised was immaterial in 2009, 2008 and 2007.

The aggregate intrinsic value of stock options exercisable at December 31, 2009 was an immaterial amount.  The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price as of December 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.

RSUs

Through December 31, 2008, the Company issued RSUs to pay a portion of employee bonuses under its annual management incentive plan.  These RSUs vest immediately, but are not distributed to active employees until the third anniversary of the award date.  Through December 31, 2008, the Company paid a premium on the employee bonuses in the form of RSUs (“Premium RSUs”) to certain employees.  The Company also issued non-vested RSUs under the 2004 Plan to certain employees.  Non-employee directors were also annually awarded non-vested RSUs as part of their director compensation.  These non-vested RSUs and Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date.  The RSUs are non-transferable and do not have voting rights.  There were no RSU’s issued during 2009.

Additional information relating to RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Vested RSUs
Outstanding vested RSUs at January 1, 2007	576,578	$15.04

Granted	348,040	10.89
Converted	(589,661)	16.60
Transfer from non-vested	381,668	17.15
Outstanding vested RSUs at December 31, 2007	716,625	12.84

Granted	426,777	7.92
Converted	(680,906)	13.34
Transfer from non-vested	452,780	13.10
Outstanding vested RSUs at December 31, 2008	915,276	10.31

Granted
Converted	(580,808)	11.51
Canceled	(99,716)	13.05
Transfer from non-vested	492,103	11.76
Outstanding vested RSUs at December 31, 2009	726,855	$9.95

Non-Vested RSUs
Outstanding non-vested RSUs at January 1, 2007	1,602,001	$13.60

Granted	810,577	12.63
Forfeited	(132,688)	12.51
Transfer to vested	(381,668)	17.15
Outstanding non-vested RSUs at December 31, 2007	1,898,222	12.55

Granted	581,826	7.98
Forfeited	(116,974)	11.48
Transfer to vested	(452,780)	13.10
Outstanding non-vested RSUs at December 31, 2008	1,910,294	11.10

Granted
Forfeited	(245,333)	12.30
Transfer to vested	(492,103)	11.76
Outstanding non-vested RSUs at December 31, 2009	1,172,858	10.57

Total outstanding RSUs at December 31, 2009	1,899,713	$10.33

18.  Stockholder Rights Plan

In September 2002, the Company adopted a stockholder rights plan under which the Board of Directors declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock held of record as of the close of business on September 17, 2002.  Each Right entitles the holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”).  The Rights become exercisable following a public announcement that an acquiring person (“Acquiring Person”), as determined by the Board of Directors, has obtained beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or commenced a tender or exchange offer that would result in such ownership threshold being attained.  Each Right, if and when it becomes exercisable, will entitle holders of the Rights (other than an Acquiring Person), upon payment of the exercise price, to the number of shares of Series B Preferred Stock having a fair value equal to approximately two times the exercise price.  In addition, if after a person or group becomes an Acquiring Person and the Company was acquired in a merger or other business combination, each holder of Rights (other than an Acquiring Person) will have the right to acquire, upon payment of the exercise price, that number of shares of common stock of the acquiring company having a fair value equal to approximately two times the exercise price.  The Rights expire on September 9, 2012 unless earlier redeemed or exchanged by the Company.

19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustments	Employee Benefit Plans Liability Adjustments	Deferred Hedge Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	$	$(404)	$(8)	$(412)

Net loss reclassified into earnings			5	5
Current period change		55		55
Net impact of defined benefit plan remeasurement (See Note 15)		64		64
Net deferred employee benefit plan expense reclassified into earnings		35		35
Balance at December 31, 2007		(250)	(3)	(253)

Net changes in fair value of hedging transactions			(42)	(42)
Net loss reclassified into earnings			8	8
Current period change	(6)	(426)		(432)
Net deferred employee benefit plan expense reclassified into earnings		25		25
Balance at December 31, 2008	(6)	(651)	(37)	(694)

Net changes in fair value of hedging transactions			(1)	(1)
Net loss reclassified into earnings			37	37
Current period change	3	(85)		(82)
Net deferred employee benefit plan expense reclassified into earnings		61		61
Balance at December 31, 2009	$(3)	$(675)	$(1)	$(679)

20.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$8	$(2,818)	$(103)
Preferred stock dividends and accretion	(11)	(12)	(12)
Net loss from continuing operations attributable to common stockholders	$(3)	$(2,830)	$(115)

Denominator:
Denominator for basic and diluted earnings per share — weighted average shares and assumed conversions	257	257	256

Basic and diluted earnings per share from continuing operations	$(.01)	$(11.01)	$(.45)

Convertible preferred stock to acquire three million shares of common stock with an effect of $11 million, $12 million, and $12 million on net loss from continuing operations attributable to common stockholders for 2009, 2008 and 2007, respectively, is excluded from the diluted earnings per share computation because they are antidilutive for all years presented.  Employee stock options and non-vested RSUs are excluded from the diluted earnings per share calculation for 2009, 2008 and 2007 because they are antidilutive.

21.  Goodwill and Other Intangible Assets

The Company evaluates goodwill and other intangible assets for impairment in accordance with ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), annually or at other times when events and circumstances indicate the carrying value of this asset may no longer be fully recoverable.  In the fourth quarter of 2008, as the result of the significant decline in value of the Company’s equity securities and debt instruments and the downward pressure placed on earnings by the weakening U.S. economy, the Company determined that goodwill and other intangible assets were potentially impaired.

The Company engaged a third-party to assist with its impairment review.  As outlined in ASC 350, the amount of the goodwill impairment, if any, is measured by comparing the implied fair value of goodwill to its book value, or carrying amount.  The third-party valuation report as of December 31, 2008, indicated that the carrying amount of goodwill was fully impaired based on declines in current and projected operating results and cash flows due the current economic conditions.  At December 31, 2008, the Company recognized an impairment charge of $2,723 million, net of an income tax benefit of $4 million, which eliminated all goodwill.   The goodwill consisted primarily of amounts recorded in connection with the Company’s merger with Stone Container Corporation in November 1998.

In addition, the Company also determined that the carrying values of its other intangible assets were fully impaired.  The other intangible assets at December 31, 2008 consisted of definite life customer relationships of $22 million and $12 million of an indefinite life trade name, which were primarily recorded in connection with the Company’s acquisition of the remaining 50% ownership in Smurfit-MBI in 2003.  As a result, the Company recognized a pretax impairment charge on other intangible assets of $34 million in the fourth quarter of 2008.

There were no goodwill and other intangible assets acquired during 2009.  As a result, the goodwill and intangible asset balances were zero at December 31, 2009 and December 31, 2008.

22.  Related Party Transactions

Transactions with Non-consolidated Affiliates

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties.  The following table summarizes the Company’s related party transactions with its non-consolidated affiliates for each year presented:

	2009	2008	2007
Product sales	$65	$85	$78
Product and raw material purchases	40	57	50
Trade receivables at December 31	6	7	9
Notes receivable at December 31	1		1
Trade payables at December 31	6	7	3

Other Transactions

William D. Smithburg, a member of the Company’s Board of Directors, is a member of the Board of Directors of Barry-Wehmiller Companies, Inc. (“Barry-Wehmiller”) and the Board of Directors of Abbott Laboratories, (“Abbott”).  Barry-Wehmiller sold the Company equipment for $15 million, $28 million and $15 million during 2009, 2008 and 2007, respectively.  The Company sold products to Abbott for $4 million, $5 million, and $5 million during 2009, 2008 and 2007, respectively.  All such sales were made on an arm’s-length basis.

James J. O’Connor, a member of the Company’s Board of Directors, is a member of the Board of Directors of Armstrong World Industries, Inc, (“Armstrong”).  The Company sold products to Armstrong for $3 million, $4 million and $3 million in 2009, 2008 and 2007, respectively.  All such sales were made on an arm’s-length basis.

Patrick J. Moore, Chairman and Chief Executive Officer and a member of the Company’s Board of Directors, is a member of the Board of Directors of Archer Daniels Midland Company (“ADM”).  ADM sold the Company $12 million, $16 million and $13 million of supplies used in mill operations in 2009, 2008 and 2007, respectively.  The Company sold products to ADM of $3 million, $5 million and $7 million in 2009, 2008 and 2007, respectively.  All such sales were made on an arm’s-length basis.

23.  Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 10), the Company’s retained interest in receivables sold to the accounts receivable programs (See Note 8) prior to termination of these programs on January 28, 2009 and the Company’s residual interest in TNH (See Note 8).

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches.  ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy for inputs is broken down into three levels based on their reliability as follows:

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The Company’s assets and liabilities utilizing Level 3 inputs include the residual interest in the TNH investment.  The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Residual interest in TNH investment	$	$	$36	$36

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the year ended December 31, 2009:

	Retained Interest in Receivables Sold	Residual Interest in TNH Investment	Derivative Instruments	Total
Balance at January 1, 2009	$120	$34	$(87)	$67
Net payments, sales and settlements	(119)	(1)	30	(90)
Realized gains/(losses)	(1)	3		2
Unrealized gains/(losses)			(3)	(3)
Termination of derivative instruments			60	60
Balance at December 31, 2009	$	$36	$	$36

Unrealized gains (losses) associated with derivative instruments represent the change in fair value included in OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting (See Note 10).

The net settlements associated with retained interest in receivables sold are due to the termination of the securitization programs (See Note 8).  The net payments associated with derivative instruments relate to pre-bankruptcy filing contract settlements and the settlement of contracts at termination, which were supported by letters of credits (See Note 9).

Due to termination of all existing derivative instruments, these liabilities are no longer measured at fair value on a recurring basis (See Note 10).

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

The Company’s borrowings are recorded at historical amounts.  The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  At December 31, 2009, the carrying value and fair value of the Company’s secured borrowings were $1,354 million and $1,347 million, respectively.  At December 31, 2009, the carrying value and the fair value of the Company’s unsecured borrowings, included in liabilities subject to compromise, were $2,439 and $2,172, respectively.  At December 31, 2008, the carrying value and fair value of the Company’s borrowings were $3,718 million and $1,678 million, respectively.

24.  Other, Net

The significant components of other, net in the Company’s consolidated statements of operations are as follows:

	2009	2008	2007
Loss on sales of receivables	$	$(17)	$(27)
Gain on sale of emission credits and water rights	3		15
Other	11	12	7
Total other, net	$14	$(5)	$(5)

On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased by the Company (See Note 8).

25.  Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of December 31, 2009, the Company had approximately $28 million reserved for environmental liabilities, of which $14 million is included in other long-term liabilities and $14 million in other current liabilities, in the consolidated balance sheets.  The Company believes the liability for these matters was adequately reserved at December 31, 2009.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In January 2009, the Company settled two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company’s California corrugated container facilities.  These cases alleged violations of the California on-duty meal break and rest period statutes.  The court approved a settlement for a total of $9 million for both cases on January 21, 2009.  The cases were automatically stayed due to the filing of the Chapter 11 Petition on January 26, 2009 (See Note 1).  The Company established reserves of $9 million during 2008 related to these matters, which was included in selling and administrative expenses in the accompanying consolidated statement of operations.  It is anticipated that the Company’s liability for the settlement of these cases will be satisfied as an unsecured claim in the U.S. bankruptcy proceedings.

In May 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the four individual committee members of the Administrative Committee (“Administrative Committee”) of the Company’s savings plans and Patrick Moore, the Company’s Chief Executive Officer (together, the “Defendants”).  The suit alleges violations of the Employee Retirement Income Security Act (“ERISA”) (the “2009 ERISA Case”) between January 2008 and the date it was filed.  The plaintiffs in the 2009 ERISA Case brought the complaint on behalf of themselves and a class of similarly situated participants and beneficiaries of four of the Company’s savings plans (the “Savings Plans”).  The plaintiffs assert that the Defendants breached their fiduciary duties to the Savings Plans’ participants and beneficiaries by allegedly making imprudent investments with the Savings Plans’ assets, making misrepresentations and failing to disclose material adverse facts concerning the Company’s business conditions, debt management and viability, and not taking appropriate action to protect the Savings Plans’ assets.  Even though the Company is not a named defendant in the 2009 ERISA Case, management believes that any indemnification obligations to the Defendants would be covered by applicable insurance.

On January 11, 2010, a second ERISA class action lawsuit was filed in the United States District Court for the Western District of Missouri.  The defendants in this case are the individual committee members of the Administrative Committee, several other of the Company’s executives and the individual members of its Board of Directors.  The suit has similar allegations as the 2009 ERISA Case described above, with the addition of breach of fiduciary duty claims related to the Company’s pension plans.  The Company expects that both of these matters will be consolidated in some manner as they purport to represent a similar class of employees and former employees and seek recovery under similar allegations and any of the Company’s indemnification obligations would be covered by applicable insurance.

The Company is a defendant in a number of other lawsuits and claims arising out of the conduct of its business.  All litigation that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provision of the bankruptcy laws and any recovery by plaintiffs in those matters will be paid consistent with all other general unsecured claims in the bankruptcy.  As a result, the Company believes that these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

26.  Business Segment Information

The following table presents net sales to external customers by country of origin:

	2009	2008	2007
United States	$4,823	$6,170	$6,518
Canada	562	664	694
Other	189	208	208
Total net sales	$5,574	$7,042	$7,420

The following table presents long-lived assets by country:

	2009	2008	2007
United States	$2,612	$3,012	$2,931
Canada	437	513	537
Other	34	16	18
	3,083	3,541	3,486
Goodwill			2,727
Total long-lived assets	$3,083	$3,541	$6,213

The Company’s export sales from the United States were approximately $549 million for 2009, $768 million for 2008 and $814 million for 2007.

27.  Quarterly Results (Unaudited)

The following table is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$1,371	$1,407	$1,417	$1,379
Gross profit	154	151	133	113
Income (loss) from continuing operations (a) (b) (c)	(214)	158	68	(4)
Net income (loss)	(214)	158	68	(4)
Preferred stock dividends and accretion	(3)	(3)	(3)	(2)
Net income (loss) attributable to common stockholders	(217)	155	65	(6)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(.84)	$.60	$.25	$(.02)
Net income (loss) attributable to common stockholders	$(.84)	$.60	$.25	$(.02)

2008
Net sales	$1,795	$1,835	$1,879	$1,533
Gross profit	212	176	183	133
Income (loss) from continuing operations (d)	(13)	(37)	65	(2,833)
Net income (loss)	(13)	(37)	65	(2,833)
Preferred stock dividends and accretion	(3)	(3)	(3)	(3)
Net income (loss) attributable to common stockholders	(16)	(40)	62	(2,836)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(.06)	$(.16)	$.24	$(11.04)
Net income (loss) attributable to common stockholders	$(.06)	$(.16)	$.24	$(11.04)

(a)          Income (loss) from continuing operations includes restructuring expense of $281 million in the fourth quarter of 2009.

(b)         Income (loss) from continuing operations includes reversal of post-bankruptcy filing unsecured interest expense of $163 million in the fourth quarter of 2009.

(c)          Income (loss) from continuing operations includes tax benefit of $28 million related to recognition of refunds of AMT credits.

(d)         Income (loss) from continuing operations includes goodwill and other intangible asset impairment charges of $2,761 million and restructuring expense of $40 million in the fourth quarter of 2008.

SMURFIT-STONE CONTAINER CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D		Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe		Deductions Describe		Balance at End of Period

Allowance for doubtful accounts and sales returns and allowances:

Year ended December 31, 2009	$7	$8		$17	(a)	$8	(b)	$24

Year ended December 31, 2008	$7	$5		$		$5	(b)	$7

Year ended December 31, 2007	$7	$3		$		$3	(b)	$7

Restructuring:

Year ended December 31, 2009	$33	$319	(c)	$4	(c)	$302	(d)	$54

Year ended December 31, 2008	$28	$67	(c)	$2	(c)	$64	(d)	$33

Year ended December 31, 2007	$45	$16	(c)	$69	(c)	$102	(d)	$28

(a)	Includes the establishment of reserves related to the repurchase of all outstanding receivables upon termination of the accounts receivable securitization programs (See Note 8).
(b)	Uncollectible amounts written off, net of recoveries
(c)

Gain on sale of closed properties reduces the charge by $4 million, $2 million and $69 million for 2009, 2008 and 2007, respectively, and is added back to other, since there is no impact on exit liabilities.

(d)	Charges against the reserves.

ITEM 9.                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

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

ITEM 9B.    OTHER INFORMATION

Pursuant to the authorization of the U.S. Court to continue our performance-based short-term and long-term incentive plans, on February 24, 2010, our Compensation Committee adopted certain modifications to the 2009 MIP for the 2010 MIP (each as defined below).  Other than the modifications described in this Item 9B. “Other Information,” all other terms and conditions of the 2009 MIP will continue with respect to the 2010 MIP.  The Committee reduced MIP performance targets for the NEOs for the second six-month performance period under the 2010 MIP due, in part, to the anticipated grants of equity described below upon our emergence from bankruptcy.  The MIP targets for the second six-month performance period, expressed as a percentage of base salary, for each of the NEOs will be as follows: 115% for Mr. Moore, 115% for Mr. Klinger, 60% for Mr. Hunt, and 70% for Mr. Strickland. The Committee did not approve an adjusted 2010 MIP target for Mr. Murphy because he resigned from the Company effective as of February 25, 2010, but did approve a 70% post-emergence 2010 MIP target for any interim or new Chief Financial Officer that may be appointed during 2010.  In addition to the adjusted second six-month performance period targets, the Committee also approved certain other modifications to the 2010 MIP that will become effective after our emergence from bankruptcy that will apply to the NEOs.  These additional modifications are: (1) the annual performance period will be eliminated and each NEOs MIP bonus will be determined based upon our performance for two six-month performance periods: (2) maximum Company performance (140% of the performance target) will earn a 200% payout of the NEOs target MIP bonus; and (3) earned MIP bonuses will be paid annually.

Also on February 24, 2010, the Committee approved, subject to confirmation of our Proposed Plan of Reorganization, equity grants to certain of the currently employed NEOs upon emergence from bankruptcy, including an award of 0.900% of our New Common Stock for Mr. Klinger, and 0.153% of our New Common Stock for each of Messrs. Hunt and Strickland.  Approximately 76% of each NEOs equity grant will be made in the form of a stock option award, and approximately 24% in the form of restricted shares.  Mr. Moore will not receive an equity grant upon emergence from bankruptcy due to his anticipated retirement, and Mr. Murphy will not receive an equity grant because of his resignation.

The Committee elected not to evaluate base salaries for the NEOs until after our emergence from bankruptcy, with the exception of Mr. Strickland’s base salary, which the Committee increased to $415,000 effective March 1, 2010 due to his assumption of additional responsibilities.

The Committee also approved two forms of amended and restated employment security agreements for Mr. Hunt and Mr. Strickland and certain of our other Senior Vice Presidents other than the NEOs.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is certain information concerning Smurfit-Stone’s directors. In assembling the Board, the Nominating and Governance Committee conducted thorough searches for qualified nominees for election to the Board of Directors, and has engaged prominent search firms to assist in that process. The Nominating and Governance Committee has also relied upon the advice of independent legal counsel in assessing the appropriate composition of the Board of Directors.  The Nominating and Governance Committee seeks to identify independent nominees that would, in combination with the other directors, bring a strong balance of financial, sales and marketing, manufacturing, and managerial expertise and experience to the Board of Directors.

James R. Boris, born October 25, 1944, is the retired Chairman and Chief Executive Officer of EVEREN Capital Corporation and its primary subsidiary, EVEREN Securities, Inc.  He is also the lead director of the Chicago Board Options Exchange, is the former non-executive Chairman of the Board of Integrys Energy Group, Inc., and previously served as a director of Peoples Energy Corporation, Loyola University Health Systems, Inc. and Midwest Air Group, Inc.

Connie K. Duckworth, born November 3, 1954, has been President and Chairman of Arzu, Inc. since August 2003 and became Chief Executive Officer and Chairman in 2009.  She was a partner of Circle Financial Group, LLC from January 2003 to December 2004.  Ms. Duckworth retired from Goldman Sachs & Co. as Advisory Director in 2001.  Ms. Duckworth is a director of Northwestern Mutual Life Insurance Co. and Frank Russell Investment Group, and previously served as a director of DNP Select Income Fund and Nuveen Investments, Inc.

Steven J. Klinger, born March 5, 1959, was appointed President and Chief Operating Officer on May 11, 2006. He was appointed to the board of Smurfit-Stone Container Corporation on December 11, 2008 and is a board member of Navistar International Corporation.  Prior to joining Smurfit-Stone, Mr. Klinger was employed by Georgia Pacific Corporation for 23 years, most recently as Executive Vice President, Packaging from February 2003 to May 2006 and President, Packaging and Containerboard Sales / Logistics from August 2001 to January 2003.

William T. Lynch, Jr., born December 3, 1942, has been President and Chief Executive Officer of Liam Holdings, LLC since April 1997.  He is the retired President and Chief Executive Officer of Leo Burnett Company.  Mr. Lynch is a director of Pella Corporation and previously served as a director of Krispy Kreme Doughnuts, Inc., Ygomi LLC and SEI Information Technology.

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

James J. O’Connor, born March 15, 1937, is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company.  Mr. O’Connor is Chairman of the Board of Directors of Armstrong World Industries, Inc., and is the lead independent director of Corning, Incorporated and UAL Corporation.  He previously served as a director of Trizec Properties, Inc.

Jerry K. Pearlman, born March 27, 1939, is the retired Chairman of the Board and Chief Executive Officer of Zenith Electronics Corporation.  Mr. Pearlman is a director of Nanophase Technologies Corporation and, from 1984 to 1998, served as director of Stone Container, a predecessor of Smurfit-Stone.  He previously served as a director of Ryerson, Inc.

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

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Mr. Pearlman (Chairman), Mr. Boris and Mr. O’Connor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Executive Officers and Directors, and persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive Officers, Directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Executive Officers and Directors, the Company believes that during the period from January 1, 2009 through December 31, 2009, its Executive Officers, Directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which stockholders may recommend director nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The purpose of this discussion is to describe the compensation philosophy of SSCC and how this philosophy is applied to the compensation of the named executive officers (NEOs).   As noted herein the Compensation Committee (the Committee) has responsibility for evaluating and determining the compensation of executive officers.  The overall goal of the Committee is to assure that compensation paid to the NEOs is fair, reasonable and competitive, and is linked to increasing the long-term enterprise value of SSCC.  The executives that this discussion covers are:

Patrick J. Moore, Chairman and Chief Executive Officer

Steven J. Klinger, President and Chief Operating Officer

John R. Murphy, Former Senior Vice President and Chief Financial Officer*

Craig A. Hunt, Senior Vice President, Secretary and General Counsel

Steven C. Strickland, Senior Vice President/General Manager - Container Division

Charles A. Hinrichs, Former Senior Vice President and Chief Financial Officer*

*      Mr. Murphy resigned from his employment with us on February 25, 2010. Mr. Hinrichs’ employment with us terminated on May 18, 2009.

Philosophy and Objectives of Compensation Programs

In accordance with the overall goal of the Committee described above, the Company’s compensation programs have followed the objectives listed below:

• Compensation should be competitive with the market.

• Compensation should be significantly performance-based.

• Compensation should have a significant long-term component.

To balance these objectives, our executive compensation program uses the following elements:

• Base salary: to provide a minimum level of market competitiveness.

• Short-term incentives: to recognize short-term operating performance.

• Long-term incentives:  to align executives with the long-term value creation of the enterprise.

The significant impact of the economic downturn on the Company and the Company’s bankruptcy filing in January 2009 made it inappropriate to continue the equity-based component of the annual and long-term incentive awards.  We will describe below how our 2009 and 2010 programs continued to meet these overall objectives, despite this constraint.

Compensation Committee Practices

The Committee typically holds at least one meeting each year to review information prepared by its consultant and management relevant to the establishment of the elements of compensation for executive officers for the following year. The Committee then holds meetings to review all of the elements of compensation of the executive officers, individually and in comparison to each other, as well as benefits and perquisites, benefits accrued under retirement plans, and compensation and benefits payable following the termination of employment under employment and severance agreements. The Committee then approves changes in all elements of compensation for the executive officers at one time. The Committee held six meetings in 2009 and has held two meetings in 2010. Due to the nature of the bankruptcy proceedings the Committee met more frequently than normal in 2009.

Use of Consultants and Benchmarking

The Committee has the authority to retain, terminate and compensate consultants to provide information and counsel to the Committee. The Committee has engaged Hewitt Associates, LLC (Hewitt) to provide executive and director compensation consulting services since 2003. Hewitt provides the Committee with research and analysis on competitive data and guidance on overall compensation trends and strategies. Hewitt collects and analyzes executive compensation data from two comparator groups: a peer group of nine companies that the Committee believes are the most relevant direct competitors of the Company, which have median annual sales of $4.0 billion (Boise Cascade LLC, Graphic Packaging Corporation, International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, Pactiv Corporation, Sonoco Products Company, Temple Inland Inc., and Weyerhaeuser Company) (the Peer Group), and a broader group of 83 industrial companies of similar size and complexity to the Company, which have median annual sales of approximately $7.6 billion (the General Group). Hewitt annually conducts this analysis for the Committee in the categories of base salaries, annual incentive targets and awards, long-term incentives, total compensation, and target total compensation, and measures the compensation of each of the executive officers against the median of their counterparts of the Peer Group and the General Group. The Committee uses this analysis as the basis for comparing the Company’s compensation against general market trends in light of the performance of the Company, the paper packaging industry, and industrial companies in general. Hewitt does not make specific recommendations as to the level of any element of compensation of any Executive Officer.  Hewitt also supported the Committee in determining the appropriateness of its programs in the bankruptcy context.

Role of Management

The Committee seeks the recommendation of the Chairman and Chief Executive Officer as to adjustments in the amount of base salary and the amount of long-term incentive awards for each of the other executive officers. The Committee also seeks the recommendation of the Chairman and Chief Executive Officer and the Senior Vice President—Human Resources as to the annual target levels and the design and weighting of performance objectives for the annual incentives of the executive officers (other than the Chairman and Chief Executive Officer). The Committee periodically approves levels of long-term incentive awards and authorizes the Senior Vice President—Human Resources to grant such awards to non-executive officers, including non-executive officers hired between the dates of meetings of the Committee or the Board to the extent necessary to induce such employees to join the Company.   For

2009, the Committee approved the design and the targets for both the short-term and long-term incentive programs.

Elements of Compensation and 2009 and 2010 Compensation Decisions

General

The Committee has designed each element of compensation for executive officers to further the philosophy and objectives set forth above and to support and enhance the business strategy of the Company.

Base Salaries

It is the intent of the Committee to maintain base salary levels of executive officers at or near the median levels of comparable companies (using the data for the two comparator groups provided by Hewitt). The Committee makes adjustments in base salary once per year, to be effective on April 1, except in case of promotions or other exceptional circumstances that justify adjustments outside of the annual review process. Adjustments in base salary are based on the performance of the Executive Officer and the relationship of his or her salary to the median of the comparator groups; however, it has been the practice of the Committee to make gradual adjustments in base salaries over a multi-year period to address market-based differences, rather than large one-year adjustments. In light of the bankruptcy proceedings and the current economic environment, the Chairman and Chief Executive Officer did not recommend any base salary increases for NEOs in 2009, and the Committee approved no salary increases for NEOs in 2009 (including the Chairman and Chief Executive Officer).   In light of our anticipated emergence from bankruptcy proceedings in the second quarter of 2010, it is not anticipated that base salaries for the NEOs for 2010 will be evaluated until after emergence, with the exception of Mr. Strickland’s base salary, which will increase to $415,000 effective March 1, 2010 due to his assumption of additional responsibilities.

Short-term Incentives

The Management Incentive Plan (MIP) is generally designed to incentivize management to drive short-term operating results. On April 22, 2009, the U.S. Court authorized the Company to continue its performance-based short-term incentives for 2009 pursuant to the terms and conditions contained in the U.S. Court’s order (the Order).  For 2009, annual and semi-annual incentives were paid pursuant to the 2009 Management Incentive Plan (the 2009 MIP).

Because of the significant uncertainty around the Company’s business and the economy, the Committee felt it appropriate to make certain modifications to the MIP for 2009. The 2009 MIP encompassed three performance periods, with the following payout weights:

•                  The period January 1, 2009 through June 30, 2009  was set at 40% of individual target.

•                  The period July 1, 2009 through December 31, 2009 was set at 30% of individual target

•                  The period January 1, 2009 through December 31, 2009 was set at 30% of individual  target

A financial goal was established for each performance period.  Performance in each period was assessed against the same payout curve (with interpolation between levels), outlined below:

•                  Below threshold (less than 85%) performance: 0% payout

•                  Threshold performance (85% of goal):  50% payout

•                  Target performance (100% of goal): 100% payout

•                  Maximum performance (140% of goal): 175% payout

For each performance period, consistent with the Order, awards under the 2009 MIP for the executive officers were based on the measurement of adjusted earnings before interest, taxes, depreciation, amortization and restructuring charges, which was based on the consolidated EBITDA budget (as defined in the DIP Credit Agreement (DCA)) approved in connection with the DIP Credit Agreement, adjusted to reflect the agreement between us and the Creditors’ Committee established in our bankruptcy proceedings (DCA Adjusted EBITDAR).  Listed below are the goals for the three performance periods and the Company’s performance results:

(Dollars in thousands)

	First half of 2009	Second half of 2009	Full Year 2009
EBITDAR budget	$199,074	$271,928	$471,002
EBITDAR results	$341,454	$281,881	$623,335
Percent	172%	104%	132%

Additionally, the Committee reviewed the individual targets for market appropriateness and internal equity.  This analysis resulted in adjustments for the NEOs. The aggregate 2009 MIP targets, expressed as a percentage of base salary, for each of the NEOs were as follows: 125% for Mr. Moore, 125% for Mr. Klinger, 100% for Mr. Murphy, 80% for Mr. Hinrichs, 100% for Mr. Hunt, and 100% for Mr. Strickland.

Prior to 2008 a portion of the earned MIP award was paid in restricted shares.  Due to the inappropriateness of using equity as a payout vehicle during the bankruptcy process, the Committee (consistent with the Order) designed the 2009 MIP payments to be paid entirely in cash.

Based upon the approved 2009 MIP, the first semi-annual payment (40% of target) was paid based upon performance for the first semi-annual performance period (January 1st to June 30th).   Performance for the first semi-annual performance period exceeded the maximum DCA Adjusted EBITDAR performance relative to budget, resulting in a 175% payout.  Per the terms of the 2009 MIP, executives were paid at target (100%).  The remaining 75% payment for the first semi-annual performance period was paid after the end of the 2009 MIP plan year.  For the second semi-annual performance period from July 1, 2009 through December 31, 2009, we exceeded the DCA Adjusted EBITDAR performance target.  As a result, the NEOs earned incentive bonuses in amounts equal to 107% of the portion of their target level incentive bonuses attributable to the second semi-annual performance period.  For the annual performance period from January 1, 2009 through December 31, 2009, we exceeded the DCA Adjusted EBITDAR performance target.  As a result, the NEOs earned incentive bonuses in amounts equal to 161% of the portion of their target level incentive bonuses attributable to the annual performance period.  The total payments for 2009 performance are as follows:

Name	Job Title	Total Amount Earned Under 2009 MIP

Patrick J. Moore	Chairman and Chief Executive Officer	$2,079,104
Steven J. Klinger	President and Chief Operating Officer	$1,493,123
John R. Murphy*	Former Senior Vice President and Chief Financial Officer	$240,685
Craig A. Hunt	Senior Vice President, Secretary and General Counsel	$613,777
Steven C. Strickland	Senior Vice President/General Manager - Container Division	$536,397
Charles A. Hinrichs*	Former Senior Vice President and Chief Financial Officer	$89,173

* Mr. Murphy joined us on May 18, 2009, and was not eligible to participate in the 2009 MIP for the first semi-annual performance period.  Mr. Hinrichs employment with us terminated on May 18, 2009 and he received a prorated MIP payment for the first semi-annual performance period.

The Order also provided for the continuation of the MIP into 2010, if the bankruptcy case was not resolved by the beginning of the plan year.  For 2010, this plan would replicate the 2009 MIP (performance periods and payout curve).  The specific DCA Adjusted EBITDAR targets and individual targets for the performance periods for 2010 were adjusted to reflect the business conditions for 2010 and were developed in consultation with the Creditors’ Committee and reviewed by other stakeholders, as defined in the Order.

The Committee reviewed certain aspects of the 2010 MIP for continued market appropriateness and internal equity in the anticipated event that we emerge from bankruptcy in 2010.  This analysis resulted in anticipated reductions of the 2010 MIP targets for the NEOs for the second six-month performance period under the 2010 MIP due, in part, to the anticipated grants of equity to the NEOs that are described below and are subject to confirmation of our Proposed Plan of Reorganization.  The MIP targets for the second six-month performance period, expressed as a percentage of base salary, for each of the NEOs will be as follows: 115% for Mr. Moore, 115% for Mr. Klinger, 60% for Mr. Hunt, and 70% for Mr. Strickland.  The Committee did not approve an adjusted 2010 MIP target for Mr. Murphy because he resigned from his employment with us effective as of February 25, 2010 but did approve a 70% post-emergence 2010 MIP target for any interim or new Chief Financial Officer that may be appointed during 2010.  In addition to the post-emergence 2010 MIP targets, the Committee also approved certain modifications to the 2010 MIP that will become effective after we emergence from bankruptcy that will apply to the NEOs:  (1) the annual performance period will be eliminated and each NEOs MIP bonus will be determined based upon our performance for two six-month performance periods: (2) maximum Company performance (140% of the performance target) will earn a 200% payout of the NEOs target MIP bonus; and (3) earned MIP bonuses will be paid annually.

Long-Term Incentives

As stated above, granting equity to executives during the bankruptcy proceedings is not appropriate. The Committee oversaw a redesign of the our long-term incentives that were historically a mix of stock options and restricted stock (pursuant to the 2004 Long-Term Incentive Plan) into a performance-based cash plan, the 2009 Long-Term Incentive Plan (2009 LTIP).

2009 LTIP. The 2009 LTIP was approved by the Committee and the U.S. Court (in the Order described above).  Each participant is eligible to receive a potential payout subject to performance achieved in a two-year performance cycle that began on January 1, 2009 and runs through the earlier of emergence from bankruptcy or December 31, 2010.  This plan is designed to incentivize management to achieve a combination of operating performance and restructuring goals which the Committee believes supports the goal of increasing the enterprise value of SSCC.

Specifically, the 2009 LTIP has two metrics.  Each metric is weighted 50% for payout purposes.  Each metric will be assessed independently on the specific performance criteria.  The first metric is a financial performance metric based upon the achievement of DCA Adjusted EBITDAR for the full calendar years of 2009 and 2010 (pro-rated as appropriate for 2010 if we emerge from our bankruptcy proceedings in 2010).  The second metric is a restructuring goal based upon the average trading price of our publicly traded bonds during the thirty days preceding our emergence from the bankruptcy proceedings.  Additional information concerning these performance metrics is set forth in our Proposed Plan of Reorganization filed in our bankruptcy proceedings.

The Committee reviewed the market data provided by Hewitt to set the compensation targets for the 2009 LTIP.  The market-based targets, expressed as percentage of base salary, for the NEOs are as follows:

Patrick J. Moore:  375%

Steven J. Klinger:  375%

Craig A. Hunt:  150%

Steven C. Strickland:  120%

John R. Murphy:  100%

No LTIP payments were made in 2009.  The 2009 LTIP payments based upon the financial performance metric described above will occur in accordance with the plan upon the earlier of emergence from bankruptcy or December 31, 2010, and the payments based upon the restructuring goal described above will occur upon our emergence from bankruptcy.

Equity Grants upon Emergence from Bankruptcy.  As a result of our bankruptcy proceedings, we have not had the ability to make any equity-based awards that provide appropriate long-term incentives.  Upon emergence, however, we again plan to implement an equity-based compensation vehicle to provide its executive management and other members of its management team with appropriate, market-based, long-term incentive compensation opportunities that will be substantially dependent on our performance.  Subject to confirmation of our Proposed Plan of Reorganization, the Committee has approved equity grants for certain of the currently employed NEOs and other key employees that will be made following our emergence from bankruptcy, with the following grants to be made to certain NEOs:

Steven J. Klinger:  0.900% of our New Common Stock

Craig A. Hunt:  0.153% of our New Common Stock

Steven C. Strickland:  0.153% of our New Common Stock

Approximately 76% of each NEO’s equity grant will be made in the form of a stock option award, and approximately 24% of each grant will be made in the form of restricted shares.  Additional information concerning the terms and conditions applicable to these equity grants is set forth in our Proposed Plan of Reorganization filed in our bankruptcy proceedings.

Mr. Moore will not be receiving an equity grant upon emergence from bankruptcy due to his anticipated retirement within one year of our emergence from bankruptcy.  See the “Employment Agreements and Post-Termination Payments” section below for additional information concerning Mr. Moore’s post-emergence, long-term incentive compensation.  Mr. Murphy will not be receiving an equity grant upon emergence from bankruptcy because he resigned from his employment with us prior to our emergence from bankruptcy.

Other Benefits and Perquisites

We provide customary benefits to executive officers such as group insurance and company-sponsored savings plans that are generally available to all other salaried employees. We provide perquisites to executive officers not available to salaried employees generally, which in most cases are limited to an additional level of group term life insurance for Mr. Moore, and executive physicals, supplemental disability benefits and reimbursement for financial, tax planning and certain legal services for Messrs. Moore and Klinger. The perquisites provided to NEOs are limited by the terms of their employment agreements and are more fully described in footnote (f) to the Summary Compensation Table under “Executive Compensation”.

The Committee had also established a policy as described below to allow the Chairman and Chief Executive Officer to use the Company aircraft for personal use for up to 30 hours per year and to receive a gross-up payment in connection with the taxable income attributed to him as the result of receiving this benefit. This policy was intended to accommodate personal travel that may be adjunct to business travel, in which the Chairman and Chief Executive Officer utilizes the Company aircraft for security and convenience. This policy was eliminated in 2009 when we elected not to retain our Company aircraft.

Post-Termination Benefits

All of the executive officers hired by us prior to January 1, 2006 participate in our qualified pension plan for salaried employees. Depending on the date of hire and legacy company, different executive officers participate in different supplemental non-qualified pension plans for salaried employees. Mr. Moore participates in the Jefferson Smurfit Corporation Supplemental Income Pension Plan II.  Mr. Hunt participates in the Jefferson Smurfit Corporation Supplemental Income Pension Plan III.  Messrs. Murphy and Strickland are not eligible to participate in any pension plan.  We entered into an Executive Retirement Agreement with Mr. Klinger at the time of his employment in 2006 that provides substantial non-qualified pension benefits equivalent to what he had in place with his prior employer, offset by the benefits actually received from his prior employer.  In 2007, we announced our intent to freeze our salaried pension plan effective December 31, 2008 to address the ongoing cost of the pension plan to us, and implemented an enhanced salaried 401(k) savings plan benefit as of January 1, 2009.  See “Pension Plans” for a more complete description of each plan.  It is anticipated that all of the non-qualified post-termination benefits will be considered pre-petition unsecured claims in our bankruptcy proceedings, except as set forth in the employment and retirement agreements with Mr. Moore and Mr. Klinger that are anticipated to become effective upon emergence from bankruptcy proceedings that provide for the assumption of such benefits.

Employment and Severance Agreements

Prior to commencement of bankruptcy proceedings, the Board approved Employment Agreements for Mr. Moore, Mr. Klinger and Mr. Hinrichs. See “Employment Agreements and Post-Termination Payments”.  The agreement with Mr. Hinrichs was terminated in connection with his resignation from the Company.  In anticipation of emergence from bankruptcy, the Committee approved amended and restated Employment Agreements for Mr. Moore and Mr. Klinger, which will become effective upon our emergence from bankruptcy.  The Committee and the Board believe that retention of these two executive officers is critical to the our success as we transition from bankruptcy, and that these Employment Agreements are beneficial to us by providing strong incentives on the part of these executive officers to remain employed with us for the periods specified in the individual arrangements.

Additionally, prior to the bankruptcy filing, the Board or the Committee also had approved Employment Security Agreements for each of our other Senior Vice Presidents, which provide for payments under certain circumstances following a change of control of the Company. See “Employment Agreements and Post-Termination Payments”.  It is anticipated that these agreements will not be assumed by us in the bankruptcy proceedings.  Certain of these executives will be parties to one of two forms of amended and restated employment security agreements approved by the Committee to be effective upon our emergence from bankruptcy. The Committee believes that these agreements are beneficial to us by providing for the retention and continuity of service of these executive officers who will continue to be critical to our success after we emerge from our bankruptcy proceedings.

Policies Related to Compensation

In addition to the actions taken by the Committee in accordance with the philosophy and objectives described above, we have in place some specific policies relating to compensation matters that have been adopted as warranted in order to institute and document controls over certain aspects of the compensation process. Policies that impact the compensation of executive officers are adopted and amended by the Board or the Committee, and policies applicable to all salaried employees generally are adopted and amended by management, at the direction of either the Chairman and Chief Executive Officer or the Senior Vice President—Human Resources. Policies that impact our retirement and savings plans are approved by the Administrative Committee of such plans, which is comprised of members of management.

Compensation-related policies approved by the Board or the Committee (some of which have been suspended due to our bankruptcy proceedings) include:

• Executive Stock Ownership Guidelines.  Each Executive Officer is required to own Common Stock with a value equal to a multiple of his or her base salary at the time of appointment or promotion into such a position. The multiple for the Chairman and Chief Executive Officer is three times base salary; the multiple for the President and Chief Operating Officer and the Senior Vice President and Chief Financial Officer is two times base salary; and the multiple for all other executive officers is one time base salary. Compliance was required by the later of December 31, 2007 or within three years of the date of promotion or appointment. This policy has been suspended indefinitely due to the bankruptcy proceedings.

• Limitation on Severance Payments.  Unless approved or ratified by the holders of a majority of our outstanding Common Stock, the Committee will not approve any agreements with any Executive Officer that provide for the payment upon retirement or other termination of employment of benefits (other than those payable in the ordinary course pursuant to retirement plans) in excess of 2.99 times the aggregate amount of the Executive Officer’s then-current salary, bonus and perquisites.  We have suspended this policy based upon our current circumstances, and expect to revisit this policy upon emergence from bankruptcy.

• Equity Award Practices.  In December 2006, the Committee adopted a set of practices that prescribe that a grant of stock options may only be approved at meetings of the Board or the Committee, and not by written consent in lieu of a meeting; that the grant date for options granted by the Senior Vice President—Human Resources pursuant to authority delegated to him by the Committee relating to non-executive officers shall be the fifth business day of the calendar month immediately following the first day worked, for any newly-hired employee, or the effective date of any promotion or other change in employment circumstance for any current employee; and that no discretionary awards of stock options can be made to any Executive Officer. We do not grant stock options based on the timing of the announcement of material non-public information and prohibit the backdating or repricing of stock options. The Committee does not expect to grant any additional stock options during the pendency of the bankruptcy proceedings.

Tax and Accounting Implications

The Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1 million to certain persons. We believe that payments under the 2009 MIP are fully tax-deductible. The Committee considers accounting treatment in the process of making decisions regarding executive compensation, but makes executive compensation decisions based on the philosophy and objectives set forth above, and not primarily on the basis of tax or accounting treatment.

Conclusion

The Committee believes that the total compensation of each of the executive officers, including the NEOs discussed in the tabular presentations in this annual report on Form 10-K, is reasonable and not excessive, and is in line with our Compensation Philosophy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Committee currently is or was during the year ended December 31, 2009, an officer, former officer or employee of ours or any of our subsidiaries. During the year ended December 31, 2009, no Executive Officer of ours served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Board.  During the year ended December 31, 2009, no member of the Committee had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Submitted by the Compensation Committee of the Board of Directors.

Compensation Committee
William D. Smithburg, Chairman
Connie K. Duckworth
William T. Lynch, Jr.
Jerry K. Pearlman

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by each of our  NEOs, for the fiscal year ended December 31, 2009. The three primary elements of compensation (base salary, short-term incentives and long-term incentives), as well as other benefits and perquisites, are discussed in detail under “Compensation Discussion and Analysis.” Pension benefits payable to the NEOs are discussed in detail under “Pension Plans,” and detailed information regarding compensation of the NEOs pursuant to their employment agreements or employment security agreements is set forth under “Employment Agreements and Post-Termination Payments.”

The Committee established MIP target awards for fiscal 2009 at 125% for Messrs. Moore and Klinger, 100% for Messrs. Murphy, Hunt and Strickland, and 80% for Mr. Hinrichs. Actual MIP awards payable for fiscal 2009, approved on January 22, 2010, were made at the discretion of the Committee. MIP awards earned by the NEOs for the year ended December 31, 2009 were $2,079,104 for Mr. Moore; $1,493,123 for Mr. Klinger; $240,685 for Mr. Murphy; $89,173 for Mr. Hinrichs; $613,777 for Mr. Hunt and $536,397 for Mr. Strickland. These awards were paid entirely in cash for 2009, were paid in two installments on July 31, 2009 and January 29, 2010 (except for Mr. Hinrichs, who was paid in one installment on July 31, 2009), and are disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)(a)	STOCK AWARDS ($)(b)	OPTION AWARDS ($)(c)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(d)	CHANGE IN PENSION VALUE & NON- QUALIFIED DEFERRED COMPENSATION EARNINGS ($)(e)	ALL OTHER COMPENSATION ($)(f)	TOTAL ($)
Patrick J. Moore	2009	1,107,000	0	0	0	2,079,104	2,384,903	43,019	5,614,026
Chairman and Chief	2008	1,089,000	0	894,000	900,000	553,500	63,285	93,527	3,593,312
Executive Officer	2007	1,035,000	0	1,545,001	1,120,800	437,505	47,235	127,726	4,313,267

John R. Murphy	2009	250,000	25,000	0	0	240,685	0	44,828	560,513
Senior Vice President
and Chief
Financial Officer (Resigned)

Steven J. Klinger	2009	795,140	0	0	0	1,493,123	355,724	17,150	2,661,137
President and Chief	2008	783,750	0	670,500	675,000	397,500	108,966	11,022	2,646,738
Operating Officer	2007	750,000	0	1,146,001	840,600	317,504	92,990	17,684	3,164,778

Craig A. Hunt	2009	408,500	0	0	0	613,777	78,264	17,150	1,117,691
Senior Vice President,	2008	403,875	0	116,220	117,000	204,250	70,660	11,403	923,408
General Counsel	2007	386,250	50,000	199,351	112,080	81,123	21,032	17,923	867,758
and Secretary

Steven C. Strickland	2009	357,206	116,703	0	0	536,397	0	17,150	1,027,456
Senior Vice President—	2008	349,000	65,000	143,040	144,000	129,000	0	7,750	837,790
Container Operations

Charles A. Hinrichs	2009	424,646	0	0	0	89,173	286,049	17,150	817,018
Senior Vice President	2008	415,875	0	89,400	90,000	130,000	75,410	11,840	812,525
and Chief Financial	2007	409,500	0	204,971	112,080	85,816	82,594	20,758	915,719
Officer (Resigned)

(a)               Amounts shown under “BONUS” for Mr.  Hunt and Mr. Strickland in 2008 represent cash bonuses paid in connection with significant corporate transactions, and for Mr. Strickland in 2009 a payment in lieu of club initiation fees pursuant to our commitment in connection with his joining us.  The amount shown under this column for Mr. Murphy in 2009 represents a discretionary payment to Mr. Murphy in recognition of his service with us from May 18, 2009, when he joined us, to June 30, 2009.

(b)              Amounts shown under “STOCK AWARDS” reflect the grant date fair value, computed in accordance with FASB’s Accounting Standards Codification Topic 718 (formerly SFAS 123(R)), of RSUs awarded to the NEOs under the LTIP in 2007 and 2008.  In addition, the NEOs were required to defer 50% of their MIP award into RSUs for the 2007 MIP, and we matched 20% of the amount deferred in the form of RSUs, which vest after three years.  The deferred amount and Company match are included in the amounts shown in the column titled “STOCK AWARDS” for 2007.

(c)            Amounts shown under “OPTION AWARDS” include the grant date fair value, computed in accordance with FASB’s Accounting Standards Codification Topic 718 (formerly SFAS 123(R)), of options granted to the NEOs in 2007 and 2008 under the LTIP.  See Note 17 to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of stock options.

(d)           Amounts shown under “NON-EQUITY INCENTIVE PLAN COMPENSATION” include the cash portion of each NEO’s award under the MIP.

(e)               Amounts shown under “CHANGE IN PENSION VALUE & NON-QUALIFIED DEFERRED COMPENSATION EARNINGS” include the change in pension value from January 1, 2009 to January 1, 2010, January 1, 2008 to January 1, 2009, and from January 1, 2007 to January 1, 2008, respectively, under our tax-qualified pension plan for our  salaried employees, and the particular non-qualified supplemental pension plan in which each of the respective NEOs participates. In addition, we have a non-qualified deferred compensation plan in which Mr. Moore is the only active participant.  For Mr. Moore, $38,167, $34,774 and $30,851 of income accrued during 2009, 2008 and 2007, respectively, under the non-qualified deferred compensation plan is also included in this column. Calculations for the change in pension value are based on the assumptions used for financial statement purposes as of the last day of the fiscal year except that retirement is assumed to be normal retirement age as defined in the plans (age 62 for Messrs. Moore, Klinger, Hinrichs and Hunt). Mr. Murphy and Mr. Strickland are not participants in any of our pension plans. See “Pension Plans” for a more detailed discussion of retirement benefits earned by the NEOs.

(f)                 Amounts shown under “ALL OTHER COMPENSATION” for 2009 include all other compensation paid to the NEOs, whether or not the particular element of compensation constitutes a perquisite that is not generally available to all salaried employees on a non-discriminatory basis and consist of  (1) Contributions of $17,150 to our Savings Plan for each of the NEOs, except Mr. Murphy ($17,117); (2) Company-paid split-dollar term life insurance premiums for Mr. Moore ($13,635); (3) financial planning services fees for Mr. Moore ($12,234); and (4) moving expense reimbursement ($16,196) and related tax gross up ($11,515) for Mr. Murphy.

Grants of Plan-Based Awards Table

The following table sets forth additional information about plan-based awards granted in the fiscal year ended December 31, 2009, or in the case of MIP awards, attributable to 2009.

		ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(a)
NAME	GRANT DATE	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Mr. Moore	*	$691,875	$2,079,104	$2,421,563

Mr. Murphy	*	$200,000	$240,685	$700,000

Mr. Klinger	*	$496,875	$1,493,123	$1,739,063

Mr. Hunt	*	$204,250	$613,777	$714,875

Mr. Strickland	*	$178,500	$536,397	$624,750

Mr. Hinrichs	*	$65,348	$89,173	$228,718

*                                         These awards under the 2009 MIP were paid in two installments on July 31, 2009 and January 29, 2010.  Mr. Hinrichs received the entire amount of his pro-rated 2009 MIP award on July 31, 2009.

(a)                                  Amounts shown in this column under “TARGET” reflect the NEOs’ award under the MIP for 2009, which may be more or less than the target MIP award established for the respective NEO under the 2009 MIP.  Amounts shown in this column under “THRESHOLD” and “MAXIMUM” reflect the minimum and maximum award the NEO could have received under the MIP for 2009. Meeting the threshold performance level for MIP awards entitles the NEOs to the minimum award (50% of the target MIP award), and MIP awards are capped at 1.75 times the target MIP award for each of the NEOs for 2009 (125% of salary for Messrs. Moore and Klinger, 100% of salary for Messrs. Murphy, Hunt and Strickland and 80% of salary for Mr. Hinrichs).

Outstanding Equity Awards at Fiscal Year-End Table

The following table discloses information regarding outstanding awards under the LTIP and the 1998 Long-Term Incentive Plan as of December 31, 2009.

	OPTION AWARDS(a)					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS THAT HAVE NOT VESTED (#)(b)	MARKET VALUE OF SHARES OR UNITS THAT HAVE NOT VESTED ($)(c)
Mr. Moore	200,000	0	0	$14.25	03/14/10	200,655	$56,183
	50,000	0	0	$14.42	06/15/11
	200,000	0	0	$15.38	02/12/12
	300,000	0	0	$13.53	02/20/13
	180,000	0	0	$18.78	07/22/14
	200,000	0	0	$16.37	02/23/15
	200,000	0	0	$13.05	03/02/16
	0	240,000	0	$12.75	02/26/17
	0	300,000	0	$8.94	02/27/18
	1,330,000	540,000	0

Mr. Murphy	0	0	0			0	$0
	0	0	0

Mr. Klinger	150,000	0	0	$13.10	05/11/16	147,489	$41,297
	0	180,000	0	$12.75	02/26/17
	0	225,000	0	$8.94	02/27/18
	150,000	405.,000	0

Mr. Hunt	60,000	0	0	$14.25	03/14/10	24,619	$6,893
	15,000	0	0	$14.42	06/15/11
	12,000	0	0	$17.03	05/10/12
	12,000	0	0	$14.38	05/08/13
	12,000	0	0	$18.78	07/22/14
	13,000	0	0	$16.37	02/23/15
	19,500	0	0	$13.05	03/02/16
	0	24,000	0	$12.75	02/26/17
	0	39,000	0	$8.94	02/27/18
	143,500	63,000	0

Mr. Strickland	35,000	0	0	$10.48	03/02/16	29,633	$8,297
	0	24,000	0	$12.75	02/26/17
	0	48,000	0	$8.94	02/27/18
	35,000	72,000	0

Mr. Hinrichs	10,000	0	0	$14.25	03/14/10	0	$0
	15,000	0	0	$14.42	06/15/11
	50,000	0	0	$14.98	01/18/12
	20,000	0	0	$17.03	05/10/12
	50,000	0	0	$13.53	02/20/13
	30,000	0	0	$18.78	07/22/14
	32,500	0	0	$16.37	02/23/15
	32,500	0	0	$13.05	03/02/16
	0	16,000	0	$12.75	02/26/17
	0	10,000	0	$8.94	02/27/18
	240,000	26,000	0

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

(c)               Amounts shown under this column represent the value of the Common Stock as of December 31, 2009 ($0.28 per share) multiplied by the number of RSUs held by each of the NEOs.

Option Exercises and Stock Vested Table

The following table summarizes information regarding the exercise of options and the vesting of stock awards during the fiscal year ended December 31, 2009.

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)
Mr. Moore	0	0	0	$0
Mr. Murphy	0	0	0	$0
Mr. Klinger	0	0	127,500	$12,750
Mr. Hunt	0	0	0	$0
Mr. Strickland	0	0	30,000	$17,400
Mr. Hinrichs	0	0	28,112	$13,494

PAYMENTS ON TERMINATION AND CHANGE IN CONTROL

Pension Benefits Table

We provide retirement benefits to each of the NEOs (other than Messrs. Klinger, Murphy and Strickland) under a tax-qualified defined benefit pension plan (the Smurfit-Stone Container Corporation Pension Plan for Salaried Employees (the Pension Plan, or the JSC Pension Plan or Universal Pension Plan, as defined below)) and one of three non-qualified defined benefit pension plans (the Jefferson Smurfit Corporation Supplemental Income Pension Plan II (SIPP II), the Jefferson Smurfit Corporation Supplemental Income Pension Plan III/Stone Top-Hat Plan/St. Laurent Paperboard Executive Supplemental Retirement Plan (SIPP III), or the plan established pursuant to the Executive Retirement Agreement with Mr. Klinger (the Klinger Retirement Agreement)). Benefits provided under the Pension Plan are based on one of two sets of plan provisions for service prior to January 1, 2007. Benefits for employees of the former Jefferson Smurfit Corporation are determined under the Jefferson Smurfit Corporation Pension Plan (the JSC Pension Plan).  For service after December 31, 2006, benefits are based on the provisions of the Universal Pension Plan. All benefit accruals in the Pension Plan ceased as of December 31, 2008. The following table discloses information regarding the present value of the current accrued pension benefits of the NEOs computed as of December 31, 2009. There were no payments made to the NEOs pursuant to these plans during the last fiscal year. See “Compensation Discussion and Analysis—Post-Termination Benefits” for additional information regarding our pension plans.

NAME	PLAN NAME(a)	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)(b)
Mr. Moore	Tax-Qualified Pension Plan	22	$501,105
	SIPP II	22	$8,778,608
	Total		$9,279,713

Mr. Hinrichs	Tax-Qualified Pension Plan	14	$321,484
	SIPP II	14	$0
	Total		$321,484

Mr. Klinger	Executive Retirement Agreement	2	$558,969
	Total		$558,969

Mr. Hunt	Tax-Qualified Pension Plan	18	$281,230
	SIPP III	18	$249,637
	Total		$530,867

Mr. Strickland	N/A	N/A	$0
	Total		$0

Mr. Murphy	N/A	N/A	$0
	Total		$0

(a)                                  Tax-Qualified Pension Plan means the Smurfit-Stone Container Corporation Pension Plan for Salaried Employees. All of the other plans are non-qualified plans, and are described below.

(b)                                 The assumptions used in computing the actuarial present value of accumulated benefits of the NEOs presented in the Pension Benefits Table are the same as those used in Note 15 to the Consolidated Financial Statements. A discount rate of 5.88% was used for the December 31, 2009 calculation. The mortality table used to estimate the life expectancy of the NEOs was the RP2000 Combined Mortality projected to 2015 on Scale AA with no collar adjustments. For lump-sum payments, an interest rate of 2.75% was used for the first five years, 5.75% for the next 15 years and 6.25% after 20 years, and the mortality table used was the 2010 combined static PPA funding mortality, blended 50% male and 50% female, and projected to the assumed payment date based on Scale AA. No pre-retirement decrements were taken into account. The form of payment assumed a life annuity for Mr. Hinrichs, Mr. Hunt and Mr. Moore’s tax qualified pension benefit, a five-year payout for Mr. Klinger and a lump-sum payout for Mr. Moore’s SIPP II benefit. The assumed normal retirement age used in these computations is 62, the earliest age at which unreduced benefits are available to a plan participant pursuant to the terms of the respective plans. Mr. Klinger’s normal retirement age is assumed to be 62 under the Klinger Retirement Agreement.   Mr. Moore and Mr. Hinrichs are the only NEOs currently eligible for early retirement under any of our pension plans.  Under the Tax-Qualified Pension Plan and SIPP II, employees age 55 or older with at least five years of service are eligible for early retirement.  Mr. Moore and Mr. Hinrichs would receive the benefit provided under the JSC Pension Plan for service through December 31, 2006, reduced by 5/12% for each month by which the commencement of pension benefit payments precedes his 62nd birthday, plus the benefit provided under the Universal Pension Plan for service from January 1, 2007 through December 31, 2008 reduced by 0.5% for each month by which the commencement of pension benefit payments precedes his 65th birthday. Mr. Moore would receive the benefit under SIPP II reduced by 5/12% for each month by which the commencement of pension benefit payments precedes his 62nd birthday. For service for the period after January 1, 2007, the benefit under SIPP II would be further reduced to the same extent the benefit under the Tax-Qualified Pension Plan was reduced upon the change to the Universal Pension Plan formula.  Mr. Hinrichs waived his claim to benefits under SIPP II when he entered into a Confidential Non-Compete and Consulting Agreement with us in connection with his termination of employment.  See “Pension Plans” below for a description of, and benefit formulas under, the Tax-Qualified Pension Plan, the JSC Pension Plan and SIPP II. Mr. Murphy and Mr. Strickland do not participate in any of our pension plans.

PENSION PLANS

Subject to final approval of our Proposed Plan of Reorganization, it is anticipated that the qualified pension plans described below will be assumed by the Reorganized Smurfit-Stone.  The non-qualified plans will not be assumed, and claims for benefits under these plans will be unsecured claims in the bankruptcy proceedings, with the exception of the claims of Messrs. Moore and Klinger, that will be waived in connection with the execution of their respective New Agreements (as defined below in the section titled “Employment Agreements and Post-Termination Payments”) in exchange for certain retirement benefits provided to them in those New Agreements.

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

Jefferson Smurfit Corporation Pension Plan

Participants earn service for the period of employment prior to January 1, 2007. The benefit formula is 1.5% of final average earnings minus 1.2% of the primary insurance amount, all multiplied by years of service. Earnings include total compensation except for payments under annual incentive plans, and any long-term incentive program or employment contract, up to the applicable tax-qualified plan compensation limit ($230,000 in 2008). Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to December 31, 2008. Participants vest in their benefits after completing five years of service with us. The normal retirement age is age 65, but participants who complete 25 years of service or are age 55 with five years of service may elect to retire early. Benefits are reduced by 5% per year from age 65 if the participant has less than 10 years of service at termination and from age 62 if the participant has at least 10 years of service.

Universal Pension Plan

Participants earn service for the period of employment with us for the period after December 31, 2006 and prior to January 1, 2009. The benefit formula is 0.9% of final average earnings plus 0.4% of final average earnings in excess of covered compensation, all multiplied by years of service up to 30 years (or 30 years less service earned prior to January 1, 2007 under the predecessor plan). Earnings include total compensation except for payments under the MIP, certain other annual incentive plans and any long-term incentive program or employment agreement, up to the applicable tax-qualified plan compensation limit ($230,000 in 2008). Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to the earlier of termination or December 31, 2008. Participants vest in their benefits after completing five years of service with us. The normal retirement age is age 65, but participants who are age 55 with 10 years of service may elect to retire early. Benefits are reduced by 6% per year from age 65.

SIPP II

SIPP II was designed to provide a benefit to certain participants selected by the Jefferson Smurfit Corporation Board of Directors.  We have not admitted new participants into this plan since 1998, and only two of our currently active officers are participants, including Mr. Moore. Mr. Hinrichs’ employment terminated May 18, 2009 and he waived his claim to benefits under this plan when he entered into a Confidential Non-Compete and Consulting Agreement with us. Participants earn service for the period of employment with us. The benefit formula is 2.5% of final average earnings multiplied by service limited to 20 years plus 1.0% of final average earnings multiplied by service in excess of 20 years minus 1.2% of the primary insurance amount multiplied by service and less the benefit earned under the tax-qualified pension plan. The portion of the benefit earned for service after December 31, 2006 (before the tax-qualified offset) is adjusted by a fraction, the numerator of which is the portion of the Universal tax-qualified benefit that would have been earned for service after December 31, 2006 if benefit accruals had not ceased under the Universal Plan and the denominator of which is the tax-qualified benefit that would have been earned for service after December 31, 2006 if the JSC Pension Plan provisions had not been amended. Earnings are base pay plus amounts earned under the MIP. Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to termination. Both of the current participants in this plan are vested in their benefits. The normal retirement age is age 65, but participants who are age 55 with five years of service may elect to retire early. The benefit is reduced by 5% per year from age 65 if the participant has less than 10 years of service at termination and from age 62 if the participant has at least 10 years of service. For the portion of the benefit earned for service after December 31, 2006, the early commencement factors are applied to the respective benefits before the fractional adjustment described above is made. The normal form of payment is a single-life annuity. Participants were required to elect to receive their benefits in the form of a lump-sum distribution or another optional form, which is actuarially equivalent, by making a written election by December 31, 2008.  Mr. Moore elected the lump-sum distribution.

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

Executive Retirement Agreement with Mr. Klinger

The Klinger Retirement Agreement was designed to provide a target benefit to Mr. Klinger. Service is earned while he is employed by us. The benefit formula is 50% of final average earnings, less $30,678 and benefits earned under any Company sponsored retirement plans, excluding accruals attributable to salary deferrals and matching employer contributions. Earnings include basic salary and annual incentive bonuses, but exclude compensation under long-term incentive plans and any other bonus or incentive compensation. Final average earnings are the average of the highest four consecutive years of earnings out of the last 10 years prior to termination. Mr. Klinger is immediately vested in his benefit. Prior to completing 15 years of service with us, the benefit will be prorated by the ratio of service at termination to 15. Mr. Klinger is entitled to a full retirement benefit after completion of 15 years of service.  Benefits commence on the first day of the seventh month following termination, if he has completed at least 15 years of service, or on the later of age 62 or the first day of the seventh month following termination if he has not completed 15 years of service.  The normal form of payment is a single-life annuity. The value of the single-life annuity benefit is converted and paid in five equal annual installments.

Non-Qualified Deferred Compensation Table

The following table discloses contributions, earnings and balances under our non-qualified deferred compensation plan for Mr. Moore as of December 31, 2009. This non-qualified deferred compensation plan is no longer offered by us, and Mr. Moore is the only NEO participating in the plan. He is no longer eligible to make executive contributions to the plan, and we make no registrant contributions to the plan. The only contributions made to this plan were employee contributions of deferred bonus payments from 1991. Earnings in Mr. Moore’s account accrue on the basis of a fixed rate of interest tied to Moody’s Corporate Bond Yield Index plus 2%. The earnings represent an unfunded liability of ours. Subject to the impact of our bankruptcy filing, Mr. Moore will be entitled to receive the payout under this plan only upon retirement or other termination of employment with us.

NAME	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEAR ($)	AGGREGATE EARNINGS IN LAST FISCAL YEAR ($)(a)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT LAST FISCAL YEAR END ($)(a)
Mr. Moore	$0	$38,167	$0	$487,946

(a)                                  The amount shown in the column titled Aggregate Earnings in Last Fiscal Year for Mr. Moore is included in the Change in Pension Value & Non-Qualified Deferred Compensation Earnings column of the Summary Compensation Table for 2009, and the portion of the amount shown in the column titled Aggregate Balance at Last Fiscal Year End for Mr. Moore attributable to aggregate earnings in 2007 and 2008 ($30,851 and $34,774, respectively) was reported in that column of the Summary Compensation Table for such years.

DIRECTOR COMPENSATION

Each Independent Director is entitled to receive an annual fee of $120,000 as compensation for serving on the Board.  Independent Directors also receive a fee of $1,500 per Board and committee meeting attended, plus travel expenses.  The Chairman of the Audit Committee receives an additional fee of $10,000 annually, and the Chairmen of the Compensation Committee, the Nominating and Governance Committee and the Strategy and Finance Committee receive an additional fee of $7,500 annually.  Mr. O’Connor, as Lead Independent Director, also receives a fee of $20,000 annually for his service in that capacity.  We also maintains a matching gift program for charitable donations of up to $7,500 per year made by Independent Directors. Messrs. Moore and Klinger do not receive any additional compensation by reason of their membership on, or attendance at meetings of, the Board.  In 2009, all Director compensation was paid entirely in cash.

Compensation for members of the Board has been established and is reviewed annually by the Nominating and Governance Committee.  The Nominating and Governance Committee may not delegate its authority regarding Director compensation.  The Nominating and Governance Committee considers the time spent on Board matters, which has dramatically increased in recent years, as well as the need to attract and retain high quality directors, as the key factors in determining such compensation. In determining the form and amount of director compensation, the Nominating and Governance Committee periodically solicits analysis from Hewitt Associates, LLP, the consultant retained by the Compensation Committee, regarding the level and form of director compensation at companies of similar size and complexity to us.  No Executive Officer has a role in determining or recommending Director compensation.  The Board previously adopted a policy to require Independent Directors to hold at least $100,000 worth of Common Stock at all times, but has indefinitely suspended such policy due to our bankruptcy filing.

Director Compensation Table

The following table discloses compensation paid for the fiscal year ended December 31, 2009 to the Independent Directors for serving as members of the Board.  For information relating to compensation of Messrs. Moore and Klinger, our Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, see “Executive Compensation.”

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(a)	OPTION AWARDS ($)(b)	ALL OTHER COMPENSATION ($)(c)	TOTAL ($)
James R. Boris	$162,000	$0	$0	$5,000	$167,000
Connie K. Duckworth	$151,500	$0	$0	$15,000	$166,500
William T. Lynch, Jr.	$157,500	$0	$0	$7,500	$165,000
James J. O’Connor	$185,000	$0	$0	$7,500	$192,500
Jerry K. Pearlman(c)	$164,500	$0	$0	$7,500	$219,926
Thomas A. Reynolds, III	$148,500	$0	$0	$2,500	$151,000
William D. Smithburg	$157,500	$0	$0	$0	$157,500

(a)                                  No Stock Awards or Option Awards were made to the directors in 2009.  The aggregate number of RSUs outstanding at fiscal year end for each of the directors is 53,019 for Mr. Boris, 39,963 for Ms. Duckworth, 15,982 for Messrs. Lynch, O’Connor, Pearlman and Reynolds and 49,017 for Mr. Smithburg; and the aggregate number of stock options outstanding at fiscal year end for each of the directors is 3,000 for Messrs. Boris, Lynch and Smithburg, 10,500 for Mr. O’Connor, 12,000 for Messrs. Pearlman and Reynolds and 0 for Ms. Duckworth.

(b)                                 Amounts shown under “ALL OTHER COMPENSATION” include the respective matching gift made by us to the charities designated by each respective director under our matching gift program for charitable donations by Independent Directors.

EMPLOYMENT AGREEMENTS AND POST-TERMINATION PAYMENTS

The Employment Agreements of Messrs. Moore, Klinger and Hinrichs

We have entered into agreements (the Employment Agreements) with Messrs. Moore, Klinger and Hinrichs. The Employment Agreements of Messrs. Moore and Klinger and Mr. Klinger’s Executive Retirement Agreement are expected to be replaced by new agreements (the New Agreements) upon our emergence from bankruptcy proceedings.  Accordingly, the following discussion will describe both the Employment Agreements and the New Agreements.  In connection with the termination of his employment, Mr. Hinrichs entered into a Confidential Non-Compete and Consulting Agreement.  Mr. Hinrichs waived all claims for any other payment under his Employment Agreement.

The Employment Agreements

The Employment Agreements require the executives to devote substantially all of their business time to our operations through the term of each executive’s respective Employment Agreement, unless sooner terminated by either party in accordance with the provisions of such Employment Agreement. The Employment Agreements provide that the executives shall be eligible to participate in any annual performance bonus plans, long-term incentive plans, and/or equity-based compensation plans established or maintained by us for our senior executive officers, including the MIP and the LTIP.

The Employment Agreements provide that if we terminate the executive’s employment “without cause” or the executive terminates his employment with “good reason”, we will: (i) pay the executive the full amount of base salary and annual bonus that we would have paid under the Employment Agreement had the executive’s employment continued to the end of the employment term; (ii) continue the executive’s coverage under our medical, dental, life, disability, pension, profit-sharing and other executive benefit plans through the end of the employment term; (iii) provide the executive with certain perquisites until the end of the employment term, provided that these Company-provided perquisites will be reduced to the extent the executive receives comparable perquisites without cost during a period of 36 months for Mr. Moore and 24 months for Mr. Klinger following each executive’s employment termination (the Post Termination Period); (iv) continue to count the period through the end of the employment term for purposes of determining the executive’s age and service with us with respect to (A) eligibility, vesting and the amount of benefits under our executive benefit plans, and (B) the vesting of any outstanding stock options, restricted stock or other equity-based compensation awards; and (v) provide outplacement services.

The Employment Agreements also provide that if, within 24 months following a “change of control” of the Company, we terminate the executive’s employment “without cause” or the executive terminates his employment with “good reason”, we will: (i) pay the executive a multiple (three times for Mr. Moore and two times for Mr. Klinger) of the executive’s base salary, as in effect on the date of his termination; (ii) a multiple (three times for Mr. Moore and two times for Mr. Klinger) of the highest of (A) the average annual bonus paid for a prescribed period immediately preceding the executive’s employment termination, (B) the target bonus for the fiscal year in which such termination of employment occurs, or (C) the actual bonus attained for the fiscal year in which such termination occurs; (iii) continue the executive’s coverage under our medical, dental, life, disability, and other executive benefit plans for the Post Termination Period; (iv) pay the value of continued coverage during the Post Termination Period under any pension, profit-sharing or other retirement plan maintained by us; (v) continue to provide the executive with certain perquisites, provided that these Company-provided perquisites will be reduced to the extent the executive receives comparable perquisites without cost during the Post Termination Period; (vi) immediately vest all stock options, restricted stock and other equity-based awards; and (vii) pay for certain outplacement services to the executive. We generally must make the payments described above within 10 days of the executive’s employment termination. Furthermore, the Employment Agreements provide that if the payments and benefits described above would be “excess parachute payments” as defined in Code Section 280G, with the effect that the executive is liable for the payment of an excise tax, then we will pay the executive an additional amount to “gross up” the executive for such excise tax.

In general, each of the following transactions is considered a change in control under the Employment Agreements: (a) a third party’s acquisition of 20% or more of the Common Stock; (b) an unapproved change in the majority of the Board; (c) completing certain reorganization, merger or consolidation transactions or a sale of all or substantially all of our assets; or (d) the complete liquidation or dissolution of the Company.

The Employment Agreements also prohibit the executives from: (i) disclosing our confidential information, inventions or developments; (ii) diverting any business opportunities or prospects from us; and (iii) during their employment and for a period of up to two years following termination of their employment, competing with any business conducted by us or any of our affiliates, or soliciting any employees, customers or suppliers of ours within the United States.  The impact of our bankruptcy filings on the Employment Agreements is not known at this time, although our Proposed Plan of Reorganization contemplates that the Employment Agreements of Messrs. Moore and Klinger will be terminated and replaced with the New Agreements.

The New Agreements

Mr. Moore’s New Agreement (which is subject to confirmation of our Proposed Plan of Reorganization) requires him to devote substantially all of his business time to our operations through the nine-month anniversary of our emergence from bankruptcy, at which time he will retire from his employment with us, unless his retirement date is accelerated due to his voluntary resignation for Good Reason or death, or due to our termination of his employment without Cause (or his employment otherwise terminates sooner in accordance with the provisions of the New Agreement).  He will continue in his position as Chief Executive Officer until his retirement.  During his employment, Mr. Moore will receive a base salary and will be eligible to participate in our annual incentive bonus plan and receive other benefits and perquisites as are made available to the senior executives generally.

Upon his retirement from the Company, Mr. Moore is eligible, pursuant to the terms of his New Agreement, to receive, among other things: (i) a retirement benefit determined under the benefit formula contained in the SIPP II pension plan; (ii) a special incentive bonus payment of $3,500,000 in lieu of Mr. Moore’s participation in our post-emergence Equity Incentive Plan (in which all other senior executives except Mr. Moore will participate) that is designed to provide market-based incentive compensation to Mr. Moore during his employment preceding his retirement, which payment is subject to reduction by the portion of his target level incentive bonus under the 2009 LTIP that is based on our financial performance (and not any restructuring goals) and will be earned in 2010; (iii) to the extent Mr. Moore’s retirement date is accelerated to a date earlier than December 31, 2010, certain additional amounts that represent the difference between one year of Mr. Moore’s annual base salary and incentive bonus amounts and the base salary and incentive bonus amounts already paid to him prior to his retirement date; and (iv) certain other benefits including continued health coverage until the earlier of the three-year anniversary of his retirement date and the date on which he becomes eligible for coverage through another employer, and secretarial support and office space through the end of the second year after his retirement (which will cease earlier if he becomes employed full time by another employer).  His New Agreement does not provide for any additional benefits if his employment terminates prior to the nine-month anniversary of our emergence from bankruptcy; however, he will remain eligible to receive certain of the payments and benefits described above depending on the circumstances of his termination of employment.  Additionally, payment of any benefits provided to Mr. Moore upon his retirement is conditioned upon, among other things, his execution of a valid release of claims and his compliance with post-employment obligations under the New Agreement.  If, at any time, the payments and benefits described above would be “excess parachute payments”, as defined in Section 280G of the Internal Revenue Code, with the effect that Mr. Moore is liable for the payment of an excise tax, then we will pay the executive an additional amount to “gross up” the executive for such excise tax (provided that such payments to Mr. Moore will be reduced to the extent necessary to avoid such excise tax if the aggregate of such payments is less than 110% of the “safe harbour” amount, the maximum amount an executive may receive without triggering an excise tax).

Because Mr. Moore is not participating in our post-emergence Equity Incentive Plan, the New Agreement provides that he is eligible to receive a cash incentive payment in the event that we receive, prior to the cessation of his employment, an offer to acquire us (or otherwise engage in a transaction) that results in a Change in Control prior to the fifteen-month anniversary of our emergence from bankruptcy, provided that Mr. Moore has participated in the efforts to attempt to sell us (or to engage in such other transaction).  The cash payment will be equal to the monetary value of the equity-based compensation that that the individual holding the positions of President and Chief Operating Officer (COO) of the Company as of the Effective Date would receive if all of the equity-based compensation that such President and COO received in accordance with our Proposed Plan of Reorganization were fully vested and liquidated upon the acquisition of us, reduced by the amount of the $3,500,000 special incentive bonus payment described above paid to Mr. Moore.

Mr. Moore’s New Agreement also prohibits him from: (i) disclosing our confidential information, inventions or developments; (ii) diverting any business opportunities or prospects from us that are presented to him in his capacity as an employee of ours; (iii) during his employment, competing with any business conducted by us or any of its affiliates (or with any material new line of business), within the United States, Canada, Mexico, or China or soliciting any employees, customers or suppliers of ours or any of our affiliates; (iv) for a period of two years following the termination of his employment, competing with any business conducted by us or any of our affiliates as of the termination of his employment (or with any material new line of business in which we or our affiliates engage within the one-year period following the termination of his employment); and (v) for a period of two years following the termination of his employment, soliciting employees, customers, or suppliers of ours or its affiliates to terminate their relationships with our or its affiliates.

Mr. Klinger’s New Agreement (which is subject to confirmation of our Proposed Plan of Reorganization) requires him to devote substantially all of his business time to our operations through the term of his employment and is subject to automatic renewal for successive two-year terms unless sooner terminated by either party in accordance with the provisions of the New Agreement.  His New Agreement also provides that he shall be eligible to participate in any annual performance bonus plans, long-term incentive plans, and/or equity-based compensation plans established or maintained by us for its senior executive officers, including the MIP and the Equity Incentive Plan, and provides that he will receive a specified grant of the reorganized Company’s common stock as set forth in our Proposed Plan of Reorganization filed in its bankruptcy proceedings.

Pursuant to Mr. Klinger’s New Agreement, no later than the earlier of the nine-month anniversary of our emergence from its bankruptcy proceedings and thirty days after we receive notice of the current Chief Executive Officer’s termination of employment (the Promotion Date), we will consider Mr. Klinger for employment as its Chief Executive Officer.  Any offer from us to Mr. Klinger to become Chief Executive Officer will be subject to good faith negotiations between them prior to the Promotion Date.  If we do not offer Mr. Klinger the position of Chief Executive Officer prior to the Promotion Date on mutually acceptable terms, or if they cannot agree on a mutually acceptable form of an employment agreement (or if we designate an executive chairperson of the board but does not offer such position to Mr. Klinger), Mr. Klinger has the right to voluntarily terminate his employment for “good reason” and receive the severance benefits described below (but, at our option, would remain employed for up to six months thereafter to transition his duties).

Mr. Klinger’s New Agreement also provides that if we terminate the executive’s employment “without cause” or the executive terminates his employment with “good reason”, we will pay as severance, in a lump sum, a multiple of two times (which multiple will increase to 2.99 times if he is Chief Executive Officer) the sum of his base salary and the higher of his (x) average annual incentive bonus for the three fiscal years preceding the effective termination date of his employment; and (y) actual annual incentive bonus paid with respect to the fiscal year immediately preceding the effective termination date of his employment, provided that in the event that Mr. Klinger’s employment terminates prior to the Promotion Date “without cause” or for “good reason”, then he is entitled to receive the greater of $5 million and the foregoing severance pay.  In particular, Mr. Klinger will be eligible to resign for “good reason” and receive the greater of $5 million and the foregoing severance pay in the event he is not offered the position of Chief Executive Officer as described above.  In addition to the foregoing severance pay, we also will:  (i) continue the executive’s coverage under its medical, dental, life, disability, pension, profit-sharing and other executive benefit plans and perquisites for two (2) years after the termination of his employment (which will increase to three (3) years if he becomes Chief Executive Officer); (ii) pay him the supplemental retirement benefit he would have received had he remained employed and retired at such time as set forth in the New Agreement;  (iii) cause accelerated vesting of 33.3% of any unvested equity-based awards if the termination of his employment or resignation for “good reason” occurs within the first 12 months after our emergence from our bankruptcy proceedings, and full accelerated vesting of such awards if such termination occurs after the first 12 months following our emergence from our bankruptcy proceedings (pursuant to the equity award agreements that are provided as part of the New Agreement); and (iv) provide outplacement services.  Upon a Change in Control, Mr. Klinger is entitled to full accelerated vesting of his Emergence Equity Awards but is not entitled to receive any severance or other benefits solely due a Change in Control.  If, at any time, the payments and benefits described above would be “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, with the effect that the executive is liable for the payment of an excise tax, then we will pay the executive an additional amount to “gross up” the executive for such excise tax (provided that such payments to Mr. Klinger will be reduced to the extent necessary to avoid such excise tax if the aggregate of such payments is less than 110% of the “safe harbour” amount, the maximum amount an executive may receive without triggering an excise tax).

Mr. Klinger’s New Agreement also prohibits him from: (i) disclosing our confidential information, inventions or developments; (ii) diverting any business opportunities our its affiliates (or with any material new line of business), within the United States, Canada, Mexico, or China, or soliciting any employees, customers or suppliers of ours; (iv) for a period of two years following the termination of his employment, competing with any business conducted by us or any of our affiliates as of the termination of his employment (or with any material new line of business in which we or our affiliates engage within the one-year period following the termination of his employment); and (v) for a period of two years following the termination of his employment, soliciting employees, customers, or suppliers of ours or our affiliates to terminate their relationships with us or our affiliates.

Mr. Klinger’s New Agreement also provides that he and the Company will enter into an amended and restated Executive Retirement Agreement that provides substantially the same retirement benefits as are provided in the Klinger Retirement Agreement described in the “Executive Retirement Agreement with Mr. Klinger” section above.

The Employment Security Agreements of Other Executives

Several other executives (including Messrs. Strickland and Hunt) are parties to Employment Security Agreements (collectively, the “Severance Agreements”) with us. The Employment Security Agreements of certain executives (including Messrs. Strickland and Hunt) are expected to be replaced by one of two forms of a new agreement upon confirmation of our Proposed Plan of Reorganization.  One form of the new agreement (the “New Employment Security Agreements”) will replace the Severance Agreements of certain executives (including Messrs. Strickland and Hunt) as described below.  The other form of the new agreement (the “New Severance Agreements”) will replace the Severance Agreements of those executives who will not receive New Employment Security Agreements.  The following discussion will describe the Severance Agreements, the New Employment Security Agreements, and the New Severance Agreements.

The Employment Security Agreements.   The Severance Agreements provide for a lump sum payment based on a specified multiple of salary and bonus plus the payment of certain fringe benefits under certain circumstances within two years after a “change of control” (as such term is defined in the Severance Agreements).

The New Employment Security Agreements.  We will enter into the New Employment Security Agreements with six Company executives (subject to confirmation of our Proposed Plan of Reorganization).  Each such executive’s New Employment Security Agreement requires him to devote substantially all of his business time to our operations through the term of his employment and is subject to automatic renewal for successive two-year terms unless sooner terminated by either party in accordance with the provisions of the New Employment Security Agreement.  His New Employment Security Agreement also provides that he shall be eligible to participate in any annual performance bonus plans, long-term incentive plans, and/or equity-based compensation plans established or maintained by us for our senior executive officers, including the MIP and the Equity Incentive Plan, and provides that he will receive a specified grant of the New Common Stock as set forth in our Proposed Plan of Reorganization filed in our bankruptcy proceedings.

The New Employment Security Agreement also provides that if we terminate the executive’s employment “without cause” or the executive terminates his employment with “good reason”, the Company will pay as severance, over a two-year period following such termination, a multiple of two times the sum of his base salary and the higher of the Executive’s (x) average annual incentive bonus for the three fiscal years preceding the effective termination date of his employment; and (y) actual annual incentive bonus paid with respect to the fiscal year immediately preceding the effective termination date of his employment.  In addition to the foregoing severance pay, we also will:  (i) continue the executive’s coverage under its medical, dental, life, disability, pension, profit-sharing and other executive benefit plans and perquisites for two (2) years after the termination of his employment; and (ii) cause accelerated vesting of 33.3% of any unvested equity-based awards if the termination of his employment or resignation for “good reason” occurs within the first 12 months after our emergence from our bankruptcy proceedings, and full accelerated vesting of such awards if such termination occurs after the first 12 months following our emergence from our bankruptcy proceedings pursuant to the equity award agreements that are provided as part of the New Employment Security Agreement).  Upon a Change in Control, each executive is entitled to full accelerated vesting of his Emergence Equity Awards but is not entitled to receive any severance or other benefits solely due to a Change in Control.  If, at any time, the payments and benefits described above would be “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, with the effect that the executive is liable for the payment of an excise tax, then we will pay the executive an additional amount to “gross up” the executive for such excise tax (provided that such payments to the executive will be reduced to the extent necessary to avoid such excise tax if the aggregate of such payments is less than 110% of the ”safe harbour” amount, the maximum amount an executive may receive without triggering an excise tax).

The New Employment Security Agreement also prohibits each executive from: (i) disclosing our confidential information, inventions or developments; (ii) diverting any business opportunities or prospects from the us; (iii) during his employment, competing with any business conducted by us or any of our affiliates (or with any material new line of business), within the United States, Canada, Mexico, or China, or soliciting any employees, customers or suppliers of ours; (iv) for a period of two years following the termination of his employment, competing with any business conducted by us or any of our affiliates as of the termination of his employment (or with any material new line of business in which we or our affiliates engage within the one-year period following the termination of his employment); and (v) for a period of two years following the termination of his employment, soliciting employees, customers, or suppliers of ours or our affiliates to terminate their relationships with us or our affiliates.

The New Severance Agreements.  The New Severance Agreements for certain of those executives who will not be entering into the New Employment Security Agreement (which are subject to confirmation of our Proposed Plan of Reorganization) provide for a multiple of base salary and annual bonus payable over a two-year period, plus the payment of certain fringe benefits, under certain circumstances within two years after a “change in control” (as such term is defined in the New Severance Agreements).

The New Severance Agreements also contain certain restrictive covenants that prohibit the executive from: (i) disclosing our confidential information, inventions or developments; (ii) diverting any business opportunities or prospects from us; (iii) during his employment, competing with any business conducted by us or any of our affiliates (or with any material new line of business), within the United States, Canada, Mexico, or China, or soliciting any employees, customers or suppliers of ours; (iv) for a period of two years following the termination of his employment, competing with any business conducted by us or any of our affiliates as of the termination of his employment (or with any material new line of business in which we or our affiliates engage within the one-year period following the termination of his employment); and (v) for a period of two years following the termination of the executive’s employment, soliciting employees, customers, or suppliers of ours or our affiliates to terminate their relationships with us or our affiliates.

The tables set forth below reflect the incremental cost to us of providing payments and benefits, which are generally not available on a non-discriminatory basis, in connection with a change of control of the Company or, with respect to Messrs. Moore and Klinger, any termination, including involuntary termination without cause and voluntary termination with good reason, death, and disability pursuant to the terms of their respective Employment Agreements, as opposed to their respective New Agreements. No amounts are payable to any of the NEOs in the event that their employment is involuntarily terminated for cause. Messrs. Moore and Klinger would be entitled to payment of MIP awards under their respective Employment Agreements in the event they voluntarily terminate their employment without good reason. The incremental cost to us for vesting stock options is reported as zero since the exercise prices of the NEOs’ outstanding stock options were greater than our stock price on December 31, 2009. The computation of health and welfare benefits is based on the assumptions applied under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. The amounts shown in the tables assume that such terminations occurred on December 31, 2009, and thus only include amounts earned through such time. The actual amounts that would be paid out under each circumstance can only be determined at the time of separation. The benefits set forth in the table below reflect the benefits provided by the Employment Agreements and the Employment Security Agreements, which are expected to be replaced with new employment agreements and employment security agreements to become effective upon our emergence from bankruptcy proceedings.

Mr. Moore

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$9,558,312	$0	$0	$0	$0	$0	$9,558,312
2009 Management Incentive Plan	$2,079,104	$1,383,750	$0	$2,079,104	$2,079,104	$0	$2,079,104
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$56,184	$0	$0	$56,184	$56,184	$56,184	$56,184
Retirement Benefits
Pension Plan	$2,864,000	$0	$8,778,608	$0	$0	$0	$2,864,000
Qualified 401(k) Plan	$51,450	$0	$0	$0	$0	$0	$51,450
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$95,000	$0	$0	$0	$0	$0	$95,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$1,107,000	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$489,000	$0	$0
Perquisites and Tax Payments
Perquisites	$24,114	$0	$0	$0	$0	$0	$24,114
Outplacement	$50,000	$0	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$6,775,646
Total	$14,778,164	$1,383,750	$8,778,608	$3,242,288	$2,624,288	$56,184	$21,553,810

Mr. Klinger

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$4,576,246	$0	$0	$0	$0	$0	$4,576,246
2009 Management Incentive Plan	$1,493,123	$993,750	$0	$1,493,123	$1,493,123	$0	$1,493,123
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$41,296	$0	$0	$41,296	$41,296	$41,296	$41,296
Retirement Benefits
Pension Plan	$565,000	$0	$0	$0	$0	$0	$565,000
Qualified 401(k) Plan	$34,300	$0	$0	$0	$0	$0	$34,300
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$39,000	$0	$0	$0	$0	$0	$39,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$605,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$50,000	$0	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$2,949,731
Total	$6,798,965	$993,750	$0	$1,534,419	$2,139,419	$41,296	$9,748,696

Mr. Murphy

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$0
2009 Management Incentive Plan	$265,685	$0	$0	$265,685	$265,685	$0	$265,685
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Qualified 401(k) Plan	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$0
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$323,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$0	$0	$0
Excise Tax	$0	$0	$0	$0	$0	$0	$0
Total	$265,685	$0	$0	$265,685	$588,685	$0	$265,685

Mr. Hunt

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$1,194,327
2009 Management Incentive Plan	$613,777	$0	$0	$613,777	$613,777	$0	$613,777
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$0	$0	$0	$6,893	$6,893	$6,893	$6,893
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Qualified 401(k) Plan	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$33,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$408,500	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$648,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$0	$0	$0
Forfeiture by Executive (a)	$0	$0	$0	$0	$0	$0	$(190,882)
Total	$613,777	$0	$0	$1,029,170	$1,268,670	$6,893	$1,657,115

Mr. Strickland

Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$968,000
2009 Management Incentive Plan	$536,397	$0	$0	$536,397	$536,397	$0	$536,397
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$0	$0	$0	$8,297	$8,297	$8,297	$8,297
Retirement Benefits
Pension Plan	$0	$0	$0	$0	$0	$0	$0
Qualified 401(k) Plan	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$51,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$413,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$0	$0	$0
Forfeiture by Executive (a)	$0	$0	$0	$0	$0	$0	$(66,763)
Total	$536,397	$0	$0	$544,694	$957,694	$8,297	$1,496,931

(a) Payments on termination triggers an excise tax for which the executive is not entitled to receive an excise tax and gross-up payment under the terms of his Employment Security Agreement.  It would be to the executive’s advantage, on an after-tax basis, to forfeit the minimum amount necessary to avoid triggering the excise tax, for which the executive would have been personally responsible.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Existing Equity Compensation Plan Information

The table below shows information with respect to all of our equity compensation plans as of January 31, 2010. As of January 31, 2010, there were 22,717,770 shares of Common Stock reserved for issuance under all of the stock- based incentive plans of ours.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($ per share)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column at Left)(#)
Equity compensation plans approved by security holders	10,473,408	13.12	10,353,239
Equity compensation plans not approved by security holders	0	N/A	0
Total	10,473,408	13.12	10,353,239

(a)                                  Does not include 1,891,123 shares to be issued upon conversion of RSUs that have been awarded under the LTIP, but which have not yet vested.

PRINCIPAL STOCKHOLDERS

Security Ownership of Certain Beneficial Owners

The table below sets forth certain information regarding the beneficial ownership of Common Stock by each person who is known to us to be the beneficial owner of more than 5% of the Common Stock as of February 26, 2009. Except as noted below, the stockholders named below have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)	Percent of Common Stock
Fir Tree, Inc. 505 Fifth Avenue 23rd Floor New York, NY 10017	13,800,000	5.37%

(a)                                  The number of shares of Common Stock beneficially owned and the percentages shown above were determined solely by a review of a Schedule 13D/A filed with the SEC, which states that (i) of the shares shown as beneficially owned by Fir Tree, Inc., such beneficial owner had sole voting and dispositive power as to none of such shares, and shared voting and dispositive power as to all of such shares.

Security Ownership of Management

The table below sets forth certain information regarding the beneficial ownership of shares of Common Stock as of February 26, 2010 for (i) each Director, (ii) each of the NEOs and (iii) all Directors and executive officers of the Company as a group.

	SHARES OF COMMON STOCK
NAME	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(a)(b)	PERCENT OF COMMON STOCK(c)
Patrick J. Moore	1,779,816	0.7%
Steven J. Klinger	474,235	0.2%
John R. Murphy	0	*
Craig A. Hunt	192,052	*
Steven C. Strickland	67,158	*
Charles A. Hinrichs	266,000	0.1%
James R. Boris	74,148	*
Connie K. Duckworth	27,404	*
William T. Lynch Jr.	3,000	*
James J. O’Connor	10,500	*
Jerry K. Pearlman	12,000	*
Thomas A. Reynolds III	16,958	*
William D. Smithburg	46,172	*
All directors and executive officers as a group (21 Persons)	3,750,752	1.5%

(a)                                  Shares shown as benefically owned include the number of shares of Common Stock that Directors and executive officers have the right to acquire within 60 days after January 31, 2010 pursuant to exercisable options under the stock option plans maintained by the Company (1,570,000 for Mr. Moore; 330,000 for Mr. Klinger; 0 for Mr. Murphy; 167,500 for Mr. Hunt; 59,000 for Mr. Strickland, 266,000 for Mr. Hinrichs; 3,000 for Messrs. Boris, Lynch and Smithburg; 10,500 for Mr. O’Connor; 12,000 for Messrs. Pearlman and Reynolds; 0 for Ms. Duckworth; and 3,102,510 for all Directors and executive officers as a group); and RSUs held by Directors and executive officers which, although fully vested, have no voting rights until converted to Common Stock on the third anniversary of the date awarded to them (103,267 for Mr. Moore; 62,437 for Mr. Klinger; 0 for Mr. Murphy; 18,085 for Mr. Hunt; 8,158 for Mr. Strickland; 0 for Mr. Hinrichs; 37,037 for Mr. Boris; 23,981 for Ms. Duckworth; 39,391 for Mr. Smithburg; and 375,312 for all Directors and executive officers as a group).

(b)                                 Based upon a total of 256,811,073 shares of Common Stock issued and outstanding as of February 26, 2010. Percentages less than 0.1% are indicated by an asterisk.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is the responsibility of the Company’s Audit Committee to review and approve all material related party transactions pursuant to its Charter. The Audit Committee’s current practice with respect to the review and approval of related party transactions is to apply standards consistent with the director independence standards of Nasdaq and the disclosure requirements of the SEC for such transactions.

Board of Directors

Each of the Directors other than Mr. Moore and Mr. Klinger satisfies the definition of an independent director set forth in the Company’s Corporate Governance Guidelines and Principles, and is referred to as an “Independent Director”.  In reaching its determination that Mr. Smithburg is an Independent Director, the Board considered the fact that Mr. Smithburg is a member of the board of directors of Barry-Wehmiller Companies, Inc., which sold the Company equipment for $15 million, $28 million and $15 million during

2009, 2008 and 2007, respectively, and a member of the board of directors of Abbott Laboratories, to which the Company sold products for $4 million in 2009 and $5 million in 2008.  Such sales were made on an arm’s-length basis, and Mr. Smithburg received no direct or indirect benefit from such transactions merely as a result of his serving on such companies’ boards of directors.  In reaching its determination that Mr. O’Connor is an Independent Director, the Board considered the fact that Mr. O’Connor is a member of the board of directors of Armstrong World Industries, Inc., to which the Company sold products for $3 million, $4 million and $3 million in 2009, 2008 and 2007, respectively.  Such sales were made on an arms-length basis, and Mr. O’Connor received no direct or indirect benefit from such transactions merely as a result of his serving on such company’s board of directors.  In reaching its determination that Mr. Reynolds is an Independent Director, the Board considered the fact that the fees paid to Mr. Reynolds’ law firm in 2009 were a minor percentage of the firm’s revenues.

The Bylaws of the Company provide that the Independent Directors shall hold regularly scheduled meetings (Executive Sessions) where only Independent Directors are present, and shall elect one director to act as the Lead Independent Director to preside at all Executive Sessions.  Mr. O’Connor currently serves as Lead Independent Director. The Board held 16 meetings in 2009, and the Independent Directors held Executive Sessions at five meetings. The Board maintains four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and a Strategy and Finance Committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP, independent registered public accounting firm for the Company since July 1982, has been appointed by the Audit Committee of the Company’s Board of Directors as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2010.

The following table shows fees for professional services rendered by Ernst & Young LLP for 2008 and 2009:

	2008	2009
Audit Fees	$2,724,650	$3,667,915
Audit-Related Fees	353,410	291,250
Tax Fees	247,467	2,382,423
All Other Fees	0	0
Total	$3,325,527	$6,341,588

Audit fees include services for the audit of the consolidated financial statements, attesting to the effectiveness of the Company’s internal control over financial reporting, the review of the quarterly financial statements, filings of registration statements with the SEC, comfort letters for underwriters, consultation concerning financial accounting and reporting standards and international statutory audits. Audit-related fees include audits of employee benefit plans, attest services related to financial reporting that are not required by statute or regulation and audits of disposed businesses. Tax fees include services for federal, state and foreign tax compliance and tax research assistance.

All audit, tax and other services to be performed by Ernst & Young LLP for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting. During 2008 and 2009, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy. The Audit Committee reviews all relationships with Ernst & Young LLP, including the provision of non-audit services, which may relate to the independent registered public accounting firm’s independence. The Audit Committee considered the effect of Ernst & Young LLP’s non-audit services in assessing the independence of such independent registered public accounting firm and concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

10.1(a)          Credit Agreement, dated November 1, 2004, by and among SSCC, as guarantor, SSCE and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent, Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K/A filed April 17, 2009 (File No. 0-23876)).

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

10.9(a)          Amended and Restated Credit Agreement, dated as of February 25, 2009 among Smurfit-Stone Container Corporation, as the parent and guarantor, Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-23876)).

10.9(b)          First Amendment to Amended and Restated Credit Agreement, dated as of February 27, 2009, by and among Smurfit-Stone Container Corporation, as the parent and guarantor, Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K/A filed April 17, 2009, amending SSCC’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-23876)).

10.10(a)*      Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23876)).

10.10(b)*      Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.11*           Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23876)).

10.12(a)*      Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23876)).

10.12(b)*      Smurfit-Stone Container Corporation 2009 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated May 4, 2009 (File No. 0-23876)).

10.13(a)*      Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container’s Proxy Statement dated as of April 7, 1995 (File No. 0-23876)).

10.13(b)*      Amendment of the 1995 Long-Term Incentive Plan of Stone Container Corporation (incorporated by reference to Exhibit 10.2 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.14(a)*      Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-23876)).

10.14(b)*      First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.14(c)*      Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-23876)).

10.14(d)*      Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23876)).

10.15(a)*      Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix I to SSCC’s Proxy Statement dated April 5, 2004 (File No. 0-23876)).

10.15(b)*      First Amendment of the Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.16*           Jefferson Smurfit Corporation Supplemental Income Pension Plan II (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-23876)).

10.17*           Form of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

10.18(a)*      Employment Agreement for Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23876)).

10.18(b)*      First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.18(c)*      Second Amendment of Employment Agreement of Patrick J. Moore effective as of July 25, 2006, between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).

10.18(d)*      Third Amendment to Employment Agreement of Patrick J. Moore entered into December 31, 2008 (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).

10.19(a)*      Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.19(b)*      Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.19(c)*      Amendment No. 2, dated December 31, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.20(c) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

10.20(a)*      Offer Letter dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.20(b)*      Employment Agreement dated as of May 11, 2006 between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.20(c)*      First Amendment of Employment Agreement of Steven J. Klinger, incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-23876)).

10.20(d)*      Amendment to Employment Agreement of Steven J. Klinger, entered into December 31, 2008 (incorporated by reference to Exhibit 10.3 to SSCC’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).

10.20(e)*      Executive Retirement Agreement, dated as of October 2, 2006, between SSCC and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated October 5, 2006  (File No. 0-23876)).

10.20(f)*       Amendment to Executive Retirement Agreement of Steven J. Klinger, entered into December 31, 2008 (incorporated by reference to Exhibit 10.4 to SSCC’s Current Report on Form 8-K filed December 31, 2008 (File No. 0-23876)).

10.21*           Employment Security Agreement, dated November 4, 2008, between SSCC and Craig A. Hunt (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-23876)).

10.22*           Employment Security Agreement, dated November 16, 2006, between SSCC and Steven C. Strickland (incorporated by reference to Exhibit 10.23 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-23876)).

10.23*           Offer Letter dated as of May 7, 2009 between the Company and John R. Murphy (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated May 21, 2009 (File No. 0-23876)).

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

DATE	March 2, 2010	SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

By	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Moore	Chairman and Chief Executive Officer and Director	March 2, 2010
Patrick J. Moore	(Principal Executive Officer)

/s/ Paul K. Kaufmann	Senior Vice President and Corporate Controller	March 2, 2010
Paul K. Kaufmann	(Principal Financial and Accounting Officer)

*
James R. Boris	Director

*
Connie K. Duckworth	Director

*
Steven J. Klinger	Director

*
William T. Lynch, Jr.	Director

*
James J. O’Connor	Director

*
Jerry K. Pearlman	Director

*
Thomas A. Reynolds, III	Director

*
William D. Smithburg	Director

*By /s/ Craig A. Hunt	Pursuant to Powers of Attorney filed	March 2, 2010
Craig A. Hunt	as part of Form 10-K.