Form 10-Q
period 2010-03-31
SMURFIT STONE CONTAINER CORP
filed 2010-05-05
CIK 919226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 3, 2010, the registrant had outstanding 257,261,844 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In millions, except per share data)	2010	2009
Net sales	$1,461	$1,371
Costs and expenses
Cost of goods sold	1,356	1,217
Selling and administrative expenses	151	145
Restructuring (income) expense	(4)	13
Loss on disposal of assets		2
Other operating income	(11)
Operating loss	(31)	(6)
Other income (expense)
Interest expense, net	(13)	(71)
Debtor-in-possession debt issuance costs		(63)
Loss on early extinguishment of debt		(20)
Foreign currency exchange gains (losses)	(6)	3
Other, net	2	(2)
Loss before reorganization items and income taxes	(48)	(159)
Reorganization items	(41)	(54)
Loss before income taxes	(89)	(213)
Provision for income taxes		(1)
Net loss	(89)	(214)
Preferred stock dividends and accretion	(2)	(3)
Net loss attributable to common stockholders	$(91)	$(217)

Basic and diluted earnings per common share
Net loss attributable to common stockholders	$(0.35)	$(0.84)
Weighted average shares outstanding	258	257

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share data)	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$702	$704
Restricted cash	22	9
Receivables, less allowances of $23 in 2010 and $24 in 2009	711	615
Receivable for alternative energy tax credits	11	59
Inventories
Work-in-process and finished goods	114	105
Materials and supplies	358	347
	472	452
Refundable income taxes	25	23
Prepaid expenses and other current assets	46	43
Total current assets	1,989	1,905
Net property, plant and equipment	3,029	3,081
Timberland, less timber depletion	2	2
Deferred income taxes	23	23
Other assets	60	66
	$5,103	$5,077
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,353	$1,354
Accounts payable	463	387
Accrued compensation and payroll taxes	140	145
Interest payable	14	12
Other current liabilities	143	164
Total current liabilities	2,113	2,062
Other long-term liabilities	119	117
Total liabilities not subject to compromise	2,232	2,179

Liabilities subject to compromise	4,307	4,272
Total liabilities	6,539	6,451

Stockholders’ equity
Preferred stock, aggregate liquidation preference of $126; 25,000,000 shares authorized; 4,599,300 issued and outstanding	104	104
Common stock, par value $.01 per share; 400,000,000 shares authorized; 257,725,167 and 257,482,839 issued and outstanding in 2010 and 2009, respectively	3	3
Additional paid-in capital	4,082	4,081
Retained earnings (deficit)	(4,972)	(4,883)
Accumulated other comprehensive income (loss)	(653)	(679)
Total stockholders’ equity (deficit)	(1,436)	(1,374)
	$5,103	$5,077

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2010	2009
Cash flows from operating activities
Net loss	$(89)	$(214)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on early extinguishment of debt		20
Depreciation, depletion and amortization	85	90
Debtor-in-possession debt issuance costs		63
Amortization of deferred debt issuance costs		2
Deferred income taxes	(2)	(1)
Pension and postretirement benefits	28	(7)
Loss on disposal of assets		2
Non-cash restructuring (income) expense	(3)	1
Non-cash stock-based compensation	1	2
Non-cash foreign currency exchange (gains) losses	6	(3)
Non-cash reorganization items	26	38
Change in restricted cash for utility deposits	2
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(93)	(61)
Receivable for alternative energy tax credits	48
Inventories	(19)	(15)
Prepaid expenses and other current assets	(3)	(3)
Accounts payable and accrued liabilities	46	159
Interest payable	3	26
Other, net	14	12
Net cash provided by operating activities	50	111
Cash flows from investing activities
Expenditures for property, plant and equipment	(34)	(39)
Proceeds from property disposals	6	1
Advances to affiliates, net		(15)
Net cash used for investing activities	(28)	(53)
Cash flows from financing activities
Proceeds from debtor-in-possession financing		440
Net borrowings (repayments) of long-term debt	(1)	72
Repurchase of receivables		(385)
Debtor-in-possession debt issuance costs		(63)
Deferred debt issuance costs	(9)
Change in restricted cash for collateralizing outstanding letters of credit	(15)
Net cash provided by (used for) financing activities	(25)	64

Effect of exchange rate changes on cash	1
Increase (decrease) in cash and cash equivalents	(2)	122
Cash and cash equivalents
Beginning of period	704	126
End of period	$702	$248

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

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations were stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  Since January 26, 2009, the date of the bankruptcy filings, the Company discontinued interest payments on its unsecured senior notes and certain other unsecured debt.

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

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, were due and payable in full at maturity, which was January 28, 2010.  As all borrowings under the DIP Credit Agreement were paid in full as of December 31, 2009, the Company allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010.  Prior to the maturity of the DIP Credit Agreement on January 28, 2010, the Company transferred $15 million of available cash to a restricted cash account to secure letters of credit under the DIP Credit Agreement.

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

Since the Petition Date, the Company received approval from the Bankruptcy Courts to reject a number of leases and executory contracts of various types.  Liabilities subject to compromise have been recorded related to the rejection of executory contracts and unexpired leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.  Due to the uncertain nature of many of the unresolved claims and rejection damages, the Company cannot project the magnitude of such claims and rejection damages with certainty.

On May 4, 2010, the U.S. Court granted the Company’s motion for an order authorizing the assumption of certain executory contracts and unexpired leases and finalizing all but an insignificant amount of the cure amounts related to these assumed executory contracts and unexpired leases.  As a result, the Company concluded its review of its executory contracts and unexpired leases and does not expect to reject any additional executory contracts or unexpired leases.  The Company expects that the assumption of the executory contracts and unexpired leases in the May 4, 2010 court order will convert certain of the liabilities shown on the accompanying consolidated balance sheets as liabilities subject to compromise to liabilities not subject to compromise.

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

The Proposed Plan of Reorganization

On December 1, 2009, the Debtors filed their Joint Plan of Reorganization and Plan of Compromise and Arrangement and Disclosure Statement with the U.S. Court.  On December 22, 2009, January 27, 2010 and February 4, 2010, the Debtors filed amendments to the proposed Plan of Reorganization (the “Proposed Plan of Reorganization”) and to the Disclosure Statement (the “Disclosure Statement”).  Also, on March 19, 2010, the Debtors filed a Supplement to the Proposed Plan of Reorganization.  Key elements of the Proposed Plan of Reorganization were as follows:

•                  the Company and its subsidiary, SSCE, would merge and become the Reorganized Smurfit-Stone that would be governed by a board of directors that will include Patrick J. Moore, the Company’s current Chairman and Chief Executive Officer, Steven J. Klinger, the Company’s current President and Chief Operating Officer, and a number of independent directors, including a non-executive chairman selected by the Creditors’ Committee in consultation with the Debtors;

•                  all of the existing secured debt of the Debtors would be fully repaid with cash;

•                  substantially all of the existing unsecured debt and claims against SSCE, including all of the outstanding unsecured senior notes, would be exchanged for common stock of the Reorganized Smurfit-Stone, which is expected to be traded on the New York Stock Exchange, with holders of unsecured claims against SSCE of less than or equal to $10,000 entitled to receive payment of 100% of such claims in cash, and eligible cash-out participants having the opportunity to indicate on their ballot the percentage amount of their allowed claim they would be willing to receive in cash in lieu of common stock;

•                  all of the Company’s existing equity securities would be cancelled and existing shareholders of the Company’s common and Preferred Stock would receive no distribution on account of their shares;

•                  the assets of the Canadian Debtors, other than Stone Container Finance Company II, would be sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for  (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors’ unsecured creditors if they vote to accept the Proposed Plan of Reorganization and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors; and

•                  Reorganized Smurfit-Stone and its newly-formed Canadian subsidiary would assume all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions.

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

On January 29, 2010, the U.S. Court approved the Debtors’ Disclosure Statement as containing adequate information for the holders of impaired claims and equity interests, who are entitled to vote to accept or reject the Proposed Plan of Reorganization.

The deadline for voting and objections to the Proposed Plan of Reorganization was March 29, 2010.  The Proposed Plan of Reorganization was overwhelmingly approved by number and dollar amount of the required classes of creditors of each of the Debtors, with the exception of Stone Container Finance Company II.  Stone Container Finance Company II will be removed from the Proposed Plan of Reorganization.  The failure to confirm the Proposed Plan of Reorganization of Stone Container Finance Company II will not impact the ability of the Debtors to confirm the Proposed Plan of Reorganization for all other Debtors.  A meeting of creditors was held for the Canadian debtor subsidiaries on April 6, 2010, at which the necessary votes were received to confirm the Proposed Plan of Reorganization by all requisite classes of creditors other than Stone Container Finance Company II.

The Bankruptcy Code requires the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization.  The confirmation hearing with respect to the Proposed Plan of

Reorganization commenced in the U.S. Court on April 15, 2010, and concluded on May 4, 2010, and a hearing was conducted in the Canadian Court on May 3, 2010.  The Company anticipates that rulings from the U.S. Court and the Canadian Court on the confirmation will be issued and the Debtors will emerge from Chapter 11 and CCAA proceedings during the second quarter of 2010, following the issuance of orders confirming the Proposed Plan of Reorganization.  There can be no assurance at this time that the Proposed Plan of Reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

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

On February 16, 2010, the U.S. Court granted the motion and authorized the Company and certain of its affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted the Company’s February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the “ABL Revolving Facility”) (together with the Term Loan Facility, the “Exit Credit Facilities”).  Based on such approvals, on February 22, 2010, the Company and certain of its subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, the Company entered into an ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche) on April 15, 2010.   The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.  The commitments for the Term Loan Facility and the ABL Revolving Facility will terminate on July 16, 2010 unless the Company’s emergence from bankruptcy and satisfaction of certain funding date conditions under the Term Loan Facility and the ABL Revolving Facility occur on or prior to such date.

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

The Company is permitted, subject to obtaining lender commitments, to add incremental commitments under the ABL Revolving Facility in an aggregate amount up to $150 million.  Each incremental commitment is conditioned on (a) there existing no defaults, (b) any new lender providing an incremental commitment shall require the consent of the Administrative Agent, each Issuing Lender, the Swingline Lender and the Fronting Lender, (c) the minimum amount of any increase must be at least $25 million, (d) the Company shall not increase the commitments more than three times in the aggregate, (e) if the interest rate margins and commitment fees with respect to the incremental commitments are higher than those applicable to the existing commitments under the ABL Revolving facility, then the interest rate margins and commitment fees for the existing commitments under the ABL Revolving Facility will be increased to match those for the incremental commitments, and (f) the satisfaction of other customary closing conditions.

On the date the Company emerges from bankruptcy, the Term Loan will be funded and borrowings will be available under the ABL Revolving Facility.   The proceeds of the borrowings under the Term Loan Facility, together with available cash, will be used to repay the Company’s outstanding secured indebtedness under its pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Proposed Plan of Reorganization. Total fees, costs and expenses related to the Exit Credit Facilities are estimated to be approximately $50 million, of which $9 million was paid during the first quarter of 2010.  Borrowings under the ABL Revolver Facility will be available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.

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

The ABL revolver loan (the “ABL Revolver”) will mature four years from the funding date of the ABL Revolving Facility. The Company will have the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus:(i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter. The applicable margin could be adjusted in the future from 2.25% to a rate as high as 2.75% for base loans and 3.25% to a rate as high as 3.75% for LIBOR loans based on the average historical utilization under the ABL Revolving Facility.   The Company would also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility.  The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

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

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although its bankruptcy filings raise substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on restructuring its obligations in a manner that allows it to obtain confirmation of the Proposed Plan of Reorganization by the Bankruptcy Courts.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Financial Reporting Considerations

For periods subsequent to the bankruptcy filings, the Company has applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheets in liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser or greater amounts.

Reorganization Items

The Company’s reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA, as recorded in its consolidated statements of operations, consist of the following:

	Three months ended March 31,
(Income) Expense	2010	2009
Provision for rejected/settled executory contracts and leases	$29	$39
Professional fees	15	16
Accounts payable settlement gains	(3)	(1)
Total reorganization items	$41	$54

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors’ Committee and certain secured creditors.

Net cash paid for reorganization items related to professional fees totaled $16 million and $6 million, respectively, for the three months ended March 31, 2010 and 2009.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009 and 2010.

Under the Proposed Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date would not be paid.  As a result, in the fourth quarter of 2009, the Company concluded it was not probable that interest expense on the unsecured senior notes subsequent to the Petition Date would be an allowed claim.  During the fourth quarter of 2009, the Company recorded income in reorganization items for the reversal of accrued post-petition unsecured interest expense and discontinued recording unsecured interest expense.  Interest expense recorded on unsecured debt was zero and $48 million for the first quarter of 2010 and 2009, respectively.

In addition, holders of the Company’s Preferred Stock would not be entitled to receive any amounts under the Proposed Plan of Reorganization.  As a result, in the fourth quarter of 2009, the Company concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims.  Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009.  ASC 505-10-50-5, “Equity,” requires entities to disclose in the financial statements the aggregate amount of cumulative preferred dividends in arrears.  Preferred Stock dividends in arrears were $11 million as of March 31, 2010, and $9 million as of December 31, 2009.  The Preferred Stock dividends in arrears since the Petition Date are presented only to reflect preferred stockholders’ rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the consolidated balance sheets.

Other Bankruptcy Related Costs

During the first quarter of 2010, the Company recorded $6 million in selling and administrative expenses related to amounts accrued under the Company’s 2009 long-term incentive plan.

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statements of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	March 31, 2010	December 31, 2009

Unsecured debt	$2,439	$2,439
Accounts payable	325	339
Interest payable	47	47
Retiree medical obligations	178	176
Pension obligations	1,146	1,136
Unrecognized tax benefits	47	46
Executory contracts and leases	102	72
Other	23	17
Liabilities subject to compromise	$4,307	$4,272

Liabilities subject to compromise represent pre-petition unsecured obligations that will be settled under the Proposed Plan of Reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed.  Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser or greater amounts.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items, such as qualified defined benefit pension and retiree medical obligations that may be assumed under the Proposed Plan of Reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

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

The Company has rejected certain executory contracts and unexpired leases with respect to the Company’s operations with the approval of the Bankruptcy Courts.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise.

Debtor Financial Statements

The following condensed combined financial statements represent the financial statements for the Debtors only.  The Company’s Non-Debtor Subsidiaries are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included in “equity in losses of Non-Debtor Subsidiaries,” in the condensed combined statements of operations and their net assets are included as “Investments in and advances to Non-Debtor Subsidiaries” in the condensed combined balance sheets.  The Debtor’s financial statements have been prepared in accordance with the guidance in ASC 852.

Intercompany transactions between the Debtors have been eliminated in the financial statements. Intercompany transactions between the Debtors and Non-Debtor Subsidiaries have not been eliminated in the Debtors’ financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED STATEMENTS OF OPERATIONS — DEBTORS

(Unaudited)

Three Months Ended March 31, (In millions)	2010	2009
Net sales	$1,436	$1,338
Costs and expenses
Cost of goods sold	1,336	1,186
Selling and administrative expenses	146	141
Restructuring (income) expense	(4)	12
Loss on disposal of assets		2
Other operating income	(11)
Operating loss	(31)	(3)
Other income (expense)
Interest expense, net	(12)	(71)
Debtor-in-possession debt issuance costs		(63)
Loss on early extinguishment of debt		(20)
Foreign currency exchange gains (losses)	(6)	3
Equity in losses of non-debtor subsidiaries		(4)
Other, net	1	(1)
Loss before reorganization items and income taxes	(48)	(159)
Reorganization items	(41)	(54)
Loss before income taxes	(89)	(213)
Provision for income taxes		(1)
Net loss	(89)	(214)
Preferred stock dividends and accretion	(2)	(3)
Net loss attributable to common stockholders	$(91)	$(217)

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED BALANCE SHEETS — DEBTORS

	March 31,	December 31,
(In millions)	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$684	$683
Restricted cash	22	9
Receivables	677	583
Receivable for alternative energy tax credits	11	59
Inventories	452	436
Refundable income taxes	24	23
Prepaid expenses and other current assets	44	41
Total current assets	1,914	1,834
Net property, plant and equipment	2,997	3,049
Timberland, less timber depletion	2	2
Deferred income taxes	22	21
Investments in and advances to non-debtor subsidiaries	80	76
Other assets	60	66
	$5,075	$5,048
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,348	$1,350
Accounts payable	446	370
Accrued compensation and payroll taxes	138	142
Interest payable	14	12
Other current liabilities	139	159
Total current liabilities	2,085	2,033
Other long-term liabilities	119	117
Total liabilities not subject to compromise	2,204	2,150

Liabilities subject to compromise	4,307	4,272
Total liabilities	6,511	6,422

Total equity (deficit)	(1,436)	(1,374)
	$5,075	$5,048

SMURFIT-STONE CONTAINER CORPORATION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS — DEBTORS

(Unaudited)

Three Months Ended March 31, (In millions)	2010	2009
Cash flows from operating activities
Net loss	$(89)	$(214)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on early extinguishment of debt		20
Depreciation, depletion and amortization	83	89
Debtor-in-possession debt issuance costs		63
Amortization of deferred debt issuance costs		2
Deferred income taxes	(2)
Pension and postretirement benefits	28	(7)
Loss on disposal of assets		2
Non-cash restructuring (income) expense	(3)	1
Non-cash stock-based compensation	1	2
Non-cash foreign currency exchange (gains) losses	6	(3)
Non-cash reorganization items	26	38
Change in restricted cash for utility deposits	2
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(91)	(65)
Receivable for alternative energy tax credit	48
Inventories	(15)	(12)
Prepaid expenses and other current assets	(3)	(5)
Accounts payable and accrued liabilities	47	166
Intercompany receivable with non-debtors	(1)	(21)
Interest payable	3	26
Other, net	13	15
Net cash provided by operating activities	53	97
Cash flows from investing activities
Expenditures for property, plant and equipment	(33)	(38)
Proceeds from property disposals	6	1
Advances to affiliates		(18)
Net cash used for investing activities	(27)	(55)
Cash flows from financing activities
Proceeds from debtor-in-possession financing		440
Net borrowings (repayments) of long-term debt	(1)	72
Repurchase of receivables		(385)
Debtor-in-possession debt issuance costs		(63)
Deferred debt issuance costs	(9)
Change in restricted cash for collateralizing outstanding letters of credit	(15)
Net cash provided by (used for) financing activities	(25)	64

Increase in cash and cash equivalents	1	106
Cash and cash equivalents
Beginning of period	683	120
End of period	$684	$226

2.              Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) filed March 2, 2010 with the Securities and Exchange Commission.

SSCC is a holding company that owns 100% of the equity interest in SSCE.  The Company has no operations other than its investment in SSCE.  SSCE has domestic and international operations.

Recently Adopted Accounting Standards:  Effective January 1, 2010, the Company adopted the amendments to ASC 860, “Transfers and Servicing” (“ASC 860”).  The amendments removed the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements.  The amendments to ASC 860 did not impact the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the amendments to ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  The amendments require new disclosures for transfers in and out of fair value hierarchy Levels 1 and 2 and activity within fair value hierarchy Level 3.  The amendments also clarify existing disclosures regarding the disaggregation for each class of assets and liabilities, and the disclosures about inputs and valuation techniques.  The amendments to ASC 820 did not have a material impact on the Company’s consolidated financial statements.

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

During the first quarter of 2010, the Company closed one converting facility, announced the closure of two additional converting facilities and sold four previously closed facilities.  The Company recorded restructuring income of $4 million, including an $11 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  The remaining offsetting charges of $7 million were primarily for severance and benefits.  As a result of the closure activities in the first quarter of 2010 and other ongoing initiatives, the Company reduced its headcount by approximately 760 employees.  The net sales of the announced and closed converting facilities in 2010 prior to closure and for the year ended December 31, 2009 were $16 million and $92 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $3 million are expected to be recorded in future periods for severance and benefits related to the closure of these and previously closed facilities.

During the first quarter of 2009, the Company recorded restructuring charges of $13 million, including non-cash charges of $1 million related to the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $12 million were primarily for severance and benefits.

At December 31, 2009, the Company had $54 million of accrued exit liabilities related to the restructuring of operations.  For the three months ended March 31, 2010, the Company incurred $20 million of cash disbursements, primarily severance and benefits, related to these exit liabilities.  In addition, these exit liabilities decreased by $8 million resulting from the release of environmental liability obligations upon the sale of previously closed facilities.  During the three months ended March 31, 2010, the Company incurred $4 million of cash disbursements, primarily severance and benefits, related to exit liabilities established during 2010.

5.              Alternative Energy Tax Credits

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, SSCE was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service.  The Company subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of its U.S. mills.  The Company received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010.  During 2009, the Company recorded other operating income of $633 million, net of fees and expenses, in its consolidated statements of operations related to this matter.  In March 2010, the Company recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009.  The Company expects to receive the refund claim in the fourth quarter of 2010.

6.              Restricted Cash

At March 31, 2010, the Company had restricted cash of $22 million as approved by the U.S. Court, including $7 million to provide financial assurance to certain utility vendors and $15 million to collateralize outstanding letters of credit.

7.              Accounts Receivable Securitization Programs

On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 1).  The repurchase of receivables of $385 million was included in the cash flows from financing activities in the consolidated statement of cash flows for the three months ended March 31, 2009.

8.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At March 31, 2010, the maximum potential amount of future payments related to these guarantees was approximately $24 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts are called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

The Company was contingently liable for $18 million under a one year letter of credit, which was to expire in April 2009, which supported the borrowings of a previously non-consolidated affiliate.  On March 4, 2009, this letter of credit was drawn on, which increased borrowings under the Company’s pre-petition credit facilities by $18 million.

9.              Long-Term Debt

As of March 31, 2010, as a result of the Company’s default, the Company had no availability for borrowings under SSCE’s revolving credit facilities, after giving consideration to outstanding letters of credit of $87 million.  As of March 31, 2010, the Company had available unrestricted cash and cash equivalents of $702 million primarily invested in money market funds at a variable interest rate of 0.10%.

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

The components of net periodic costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended March 31,
	Defined Benefit Plans		Postretirement Plans
	2010	2009	2010	2009
Service cost	$7	$6	$1	$1
Interest cost	51	50	2	3
Expected return on plan assets	(51)	(50)
Amortization of prior service cost (benefit)	1	1	(1)	(1)
Amortization of net (gain) loss	23	20		(1)
Multi-employer plans	1	1
Net periodic benefit cost	$32	$28	$2	$2

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, potentially impacting the Company’s cost to provide healthcare benefits to its eligible active and retired employees.  The PPACA has both short-term and long-term implications on benefit plan standards.  Implementation of this legislation is planned to occur in phases, beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

The Company is currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on its employee healthcare plans and the resulting costs.  While the Company anticipates that costs to provide healthcare to eligible active employees and certain retired employees will increase in future years, it is uncertain at this time, how significant the increase will be.

11.       Derivative Instruments and Hedging Activities

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  The Company’s termination value related to its remaining derivative liabilities was approximately $60 million, recorded in other current liabilities in the consolidated balance sheet at March 31, 2010.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition, at which time, these liabilities were adjusted through other comprehensive income (loss) (“OCI”) for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings during the period when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur.  As of March 31, 2010, all amounts in OCI have been recognized through earnings.

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

For the three months ended March 31, 2010 and 2009, the Company reclassified an immaterial amount and an $11 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

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

For each of the three months ended March 31, 2010 and 2009, the Company reclassified a $1 million loss (net of tax) from OCI to interest expense when the hedged items were recognized.

12.       Income Taxes

During the first quarter of 2009, the Company recorded a $1 million income tax provision for Canadian withholding taxes and interest on unrecognized tax benefits. The Company has recorded valuation allowances related to the tax benefits generated for the three months ended March 31, 2010 and 2009 because it is more likely than not that substantially all of the deferred tax assets generated in 2010 and 2009 may not be realized.

As previously disclosed in the Company’s 2009 Form 10-K, the Canada Revenue Agency (“CRA”) examined the Company’s income tax returns for tax years 1999 through 2005.  In connection with the examination, the CRA issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries.  Additionally, the CRA considered certain significant adjustments related principally to taxable income related to the Company’s acquisition of a Canadian company.

In April 2010, the Company entered into an agreement with the CRA and other provincial tax authorities to settle all Canadian income tax matters through January 26, 2009.  As a result of this agreement, the CRA will retain approximately $20 million of a tax deposit made by the Company in 2008 to appeal the transfer price assessments.  The remainder of the tax deposit, approximately $10 million, will be refunded to the Company.  In addition, the Company will pay the Province of Quebec approximately $3 million to settle their claims.  GST and QST tax withholdings subsequent to January 26, 2009 will be refunded to the Company.  The settlement agreement will become effective at the time the Canadian subsidiaries emerge from CCAA proceedings, and transfers of funds are expected to take place as soon as possible thereafter. Upon emergence from bankruptcy, the Company expects to record an income tax benefit of approximately $17 million to reflect the outcome of this agreement.

13.       Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2010	2009
Net loss	$(89)	$(214)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments		(1)
Net hedging loss reclassified into earnings	1	14
Net deferred employee benefit plan expense reclassified into earnings	23	11
Foreign currency translation adjustment	2
Comprehensive loss	$(63)	$(190)

14.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(89)	$(214)
Preferred stock dividends and accretion	(2)	(3)
Net loss attributable to common stockholders	$(91)	$(217)

Denominator:
Denominator for basic and diluted earnings per share — adjusted weighted average shares	258	257

Basic and diluted earnings per share	$(0.35)	$(0.84)

Shares of SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $2 million and $3 million are excluded from the diluted earnings per share computations for the three months ended March 31, 2010 and 2009, respectively, because they are antidilutive.   The Preferred Stock dividends in arrears since the Petition Date are presented only to reflect preferred stockholders’ rights to dividends over common stockholders (See Note 1 - Financial Reporting Considerations).

Employee stock options and non-vested restricted stock are excluded from the diluted earnings per share calculations for the three months ended March 31, 2010 and 2009, respectively, because they are antidilutive.

15.       Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 11) and the Company’s residual interest in the Timber Note Holdings (“TNH”) investment.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches.  ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy for inputs is broken down into three levels based on their reliability as follows:

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	March 31, 2010
	Level 1	Level 2	Level 3	Total

Residual interest in TNH investment	$	$	$21	$21

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three months ended March 31, 2010:

Residual Interest in TNH Investment
Balance at January 1, 2010	$36
Dividend received	(15)
Balance at March 31, 2010	$21

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

The Company’s borrowings are recorded at historical amounts.  The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  At March 31, 2010, the carrying value and fair value of the Company’s secured borrowings were $1,353 million and $1,349 million, respectively.  At March 31, 2010, the carrying value and the fair value of the Company’s unsecured borrowings, included in liabilities subject to compromise, were $2,439 and $2,193, respectively.

16.       Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $6 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of March 31, 2010, the Company had approximately $20 million reserved for environmental liabilities, of which $5 million is included in other long-term liabilities, $9 million in other current liabilities and $6 million in liabilities subject to compromise in the consolidated balance sheets.  The Company believes the liability for these matters was adequately reserved at March 31, 2010.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In January 2009, the Company settled two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company’s California corrugated container facilities.  These cases alleged violations of the California on-duty meal break and rest period statutes.  The court approved a settlement for a total of $9 million for both cases on January 21, 2009.  The cases were automatically stayed due to the filing of the Chapter 11 Petition on January 26, 2009 (See Note 1).  The Company established reserves of $9 million during 2008 related to these matters.  It is anticipated that the Company’s liability for the settlement of these cases will be satisfied as an unsecured claim in the U.S. bankruptcy proceedings.

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

During the first quarter of 2010, two additional ERISA class action lawsuits were filed in the United States District Court for the Western District of Missouri and the United States District Court for the District of Delaware, respectively.  The defendants in these cases are the individual committee members of the Administrative Committee, several other of the Company’s executives and the individual members of its Board of Directors.  The suits have similar allegations as the 2009 ERISA Case described above, with the addition of breach of fiduciary duty claims related to the Company’s pension plans.  The Company expects that all of these matters will be consolidated in some manner as they purport to represent a similar class of employees and former employees and seek recovery under similar allegations and any of the Company’s indemnification obligations would be covered by applicable insurance.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) filed with the Securities and Exchange Commission.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2010, we adopted the amendments to ASC 860, “Transfers and Servicing” (ASC 860).  The amendments removed the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements.  The amendments to ASC 860 did not impact our consolidated financial statements.

Effective January 1, 2010, we adopted the amendments to ASC 820, “Fair Value Measurements and Disclosures” (ASC 820).  The amendments require new disclosures for transfers in and out of fair value hierarchy Levels 1 and 2 and activity within fair value hierarchy Level 3.  The amendments also clarify existing disclosures regarding the disaggregation for each class of assets and liabilities, and the disclosures about inputs and valuation techniques.  The amendments to ASC 820 did not have a material impact on our consolidated financial statements.

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

Under the DIP Credit Agreement, on January 28, 2009, we borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver.  In accordance with the terms of the DIP Credit Agreement, in January 2009, we used U.S. DIP Term Loan proceeds of $360 million, net of lenders’ fees of $40 million, and Canadian DIP Term Loan proceeds of $30 million, net of lenders’ fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the Canadian DIP Revolver and available cash.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, were due and payable in full at maturity, which was January 28, 2010.  As all borrowings under the DIP Credit Agreement were paid in full as of December 31, 2009, we allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010.  Prior to the maturity of the DIP Credit Agreement on January 28, 2010, we transferred $15 million of available cash to a restricted cash account to secure letters of credit under the DIP Credit Agreement.

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

Since the Petition Date, we received approval from the Bankruptcy Courts to reject a number of leases and executory contracts of various types.  Liabilities subject to compromise have been recorded related to the rejection of executory contracts and unexpired leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.  Due to the uncertain nature of many of the unresolved claims and rejection damages, we cannot project the magnitude of such claims and rejection damages with certainty.

On May 4, 2010, the U.S. Court granted our motion for an order authorizing the assumption of certain executory contracts and unexpired leases and finalizing all but an insignificant amount of the cure amounts related to these assumed executory contracts and unexpired leases.  As a result, we concluded our review of our executory contracts and unexpired leases and do not expect to reject any additional executory contracts or unexpired leases.  We expect that the assumption of the executory contracts and unexpired leases in the May 4, 2010 court order will convert certain of the liabilities shown on the accompanying consolidated balance sheets as liabilities subject to compromise to liabilities not subject to compromise.

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

The Proposed Plan of Reorganization

On December 1, 2009, the Debtors filed their Joint Plan of Reorganization and Plan of Compromise and Arrangement and Disclosure Statement with the U.S. Court.  On December 22, 2009, January 27, 2010 and February 4, 2010, the Debtors filed amendments to the proposed Plan of Reorganization (the Proposed Plan of Reorganization) and to the Disclosure Statement (the Disclosure Statement).  Also, on March 19, 2010, the Debtors filed a Supplement to the Proposed Plan of Reorganization.  Key elements of the Proposed Plan of Reorganization were as follows:

•                  we and our subsidiary, SSCE, would merge and become the Reorganized Smurfit-Stone that would be governed by a board of directors that will include Patrick J. Moore, our current Chairman and Chief Executive Officer, Steven J. Klinger, our current President and Chief Operating Officer, and a number of independent directors, including a non-executive chairman selected by the Creditors’ Committee in consultation with the Debtors;

•                  all of the existing secured debt of the Debtors would be fully repaid with cash;

•                  substantially all of the existing unsecured debt and claims against SSCE, including all of the outstanding unsecured senior notes, would be exchanged for common stock of the Reorganized Smurfit-Stone, which is expected to be traded on the New York Stock Exchange with holders of unsecured claims against SSCE of less than or equal to $10,000 entitled to receive payment of 100% of such claims in cash, and eligible cash-out participants having the opportunity to indicate on their ballot the percentage amount of their allowed claim they would be willing to receive in cash in lieu of common stock;

•                  all of our existing equity securities would be cancelled and existing shareholders of our common and Preferred Stock would receive no distribution on account of their shares;

•                  the assets of the Canadian Debtors, other than Stone Container Finance Company II, would be sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for  (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors’ unsecured creditors if they vote to accept the Proposed Plan of Reorganization and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors; and

•                  Reorganized Smurfit-Stone and our newly-formed Canadian subsidiary would assume all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions.

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

The deadline for voting and objections to the Proposed Plan of Reorganization was March 29, 2010.  The Proposed Plan of Reorganization was overwhelmingly approved by number and dollar amount of the required classes of creditors of each of the Debtors, with the exception of Stone Container Finance Company II.  Stone Container Finance Company II will be removed from the Proposed Plan of Reorganization.  The failure to confirm the Proposed Plan of Reorganization of Stone Container Finance Company II will not impact the ability of the Debtors to confirm the Proposed Plan of Reorganization for all other Debtors.  A meeting of creditors was held for the Canadian debtor subsidiaries on April 6, 2010, at which the necessary votes were received to confirm the Proposed Plan of Reorganization by all requisite classes of creditors other than Stone Container Finance Company II.

The Bankruptcy Code requires the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization.  The confirmation hearing with respect to the Proposed Plan of Reorganization commenced in the U.S Court on April 15, 2010, and concluded on May 4, 2010, and a hearing was conducted in the Canadian Court on May 3, 2010.  We anticipate that rulings from the U.S. Court and the Canadian Court on the confirmation will be issued and the Debtors will emerge from Chapter 11 and CCAA proceedings during the second quarter of 2010, following the issuance of orders confirming the Proposed Plan of Reorganization.  There can be no assurance at this time that the Proposed Plan of Reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

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

On February 16, 2010, the U.S. Court granted the motion and authorized us and certain of our affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted our February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the ABL Revolving Facility) (together with the Term Loan Facility, the Exit Credit Facilities).  Based on such approvals, on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, we entered into an ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), on April 15, 2010.  The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.  The commitments for the Term Loan Facility and the ABL Revolving Facility will terminate on July 16, 2010 unless our emergence from bankruptcy and satisfaction of certain funding date conditions under the Term Loan Facility and the ABL Revolving Facility occur on or prior to such date.

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

We are permitted, subject to obtaining lender commitments, to add incremental commitments under the ABL Revolving Facility in an aggregate amount up to $150 million.  Each incremental commitment is conditioned on (a) there existing no defaults, (b) any new lender providing an incremental commitment shall require the consent of the Administrative Agent, each Issuing Lender, the Swingline Lender and the Fronting Lender, (c) the minimum amount of any increase must be at least $25 million, (d) we shall not increase the commitments more than three times in the aggregate, (e) if the interest rate margins and commitment fees with respect to the incremental commitments are higher than those applicable to the existing commitments under the ABL Revolving Facility, then the interest rate margins and commitment fees for the existing commitments under the ABL Revolving Facility will be increased to match those for the incremental commitments, and (f) the satisfaction of other customary closing conditions.

On the date we emerge from bankruptcy, the Term Loan will be funded and borrowings will be available under the ABL Revolving Facility.  The proceeds of the borrowings under the Term Loan Facility, together with available cash, will be used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Proposed Plan of Reorganization.  Total fees, costs and expenses related to the Exit Credit Facilities are estimated to be approximately $50 million, of which $9 million was paid during the first quarter of 2010.  Borrowings under the ABL Revolver Facility will be available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.

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

The ABL revolver loan (ABL Revolver) will mature four years from the funding date of the ABL Revolving Facility.  We will have the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus: (i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter. The applicable margin could be adjusted in the future from 2.25% to a rate as high as 2.75% for base loans and 3.25% to a rate as high as 3.75% for LIBOR loans based on the average historical utilization under the ABL Revolving Facility.  We would also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility.  The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

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

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, although our bankruptcy filings raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to restructure our obligations in a manner that allows us to obtain confirmation of the Proposed Plan of Reorganization by the Bankruptcy Courts.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Financial Reporting Considerations

For periods subsequent to the bankruptcy filings, we have applied the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, Reorganizations (ASC 852), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheets in liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser or greater amounts.

Reorganization Items

Our reorganization items directly related to the process of our reorganizing under Chapter 11 and the CCAA, as recorded in our consolidated statements of operations, consist of the following:

	Three months ended March 31,
(Income) Expense	2010	2009
Provision for rejected/settled executory contracts and leases	$29	$39
Professional fees	15	16
Accounts payable settlement gains	(3)	(1)
Total reorganization items	$41	$54

Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors’ Committee and certain secured creditors.

Net cash paid for reorganization items related to professional fees totaled $16 million and $6 million, respectively, for the three months ended March 31, 2010 and 2009.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009 and 2010.

Under the Proposed Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date would not be paid.  As a result, in the fourth quarter of 2009, we concluded it was not probable that interest expense on the unsecured senior notes subsequent to the Petition Date would be an allowed claim.  During the fourth quarter of 2009, we recorded income in reorganization items for the reversal of accrued post-petition unsecured interest expense and discontinued recording unsecured interest expense.  Interest expense recorded on unsecured debt was zero and $48 million for the first quarter of 2010 and 2009, respectively.

In addition, holders of our Preferred Stock would not be entitled to receive any amounts under the Proposed Plan of Reorganization.  As a result, in the fourth quarter of 2009 we concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims.  Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009.  ASC 505-10-50-5, “Equity,” requires entities to disclose in the financial statements the aggregate amount of cumulative preferred dividends in arrears.  Preferred Stock dividends in arrears were $11 million as of March 31, 2010, and $9 million as of December 31, 2009.  The Preferred Stock dividends in arrears since the Petition Date are presented only to reflect preferred stockholders’ rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the consolidated balance sheets.

Other Bankruptcy Related Costs

During the first quarter of 2010, we recorded $6 million in selling and administrative expenses related to amounts accrued under our 2009 long-term incentive plan.

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statement of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	March 31, 2010	December 31, 2009

Unsecured debt	$2,439	$2,439
Accounts payable	325	339
Interest payable	47	47
Retiree medical obligations	178	176
Pension obligations	1,146	1,136
Unrecognized tax benefits	47	46
Executory contracts and leases	102	72
Other	23	17
Liabilities subject to compromise	$4,307	$4,272

Liabilities subject to compromise represent pre-petition unsecured obligations that will be settled under the Proposed Plan of Reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed.  Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser or greater amounts.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items, such as qualified defined benefit pension and retiree medical obligations that may be assumed under the Proposed Plan of Reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

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

We have rejected certain executory contracts and unexpired leases with respect to our operations with the approval of the Bankruptcy Courts.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise.

RESULTS OF OPERATIONS

Overview

We had a net loss attributable to common stockholders of $91 million, or $0.35 per diluted share, for the first quarter of 2010 compared to a net loss of $217 million, or $0.84 per diluted share, for the first quarter of 2009.  The 2010 results were favorably impacted by lower interest expense ($58 million), lower restructuring charges ($17 million), lower reorganization cost ($13 million) and higher other operating income related to the alternative fuel tax credit ($11 million).  The 2009 results included debtor-in-possession debt issuance cost of $63 million and a loss on early extinguishment of debt of $20 million.  The 2010 segment profits decreased $32 million compared to 2009.  The segment operating results for 2010 were negatively impacted by lower average sales prices for containerboard and corrugated containers and higher costs for reclaimed fiber, which were partially offset by operating improvements and reduced market related downtime.

In the second quarter of 2010, we expect to emerge from bankruptcy.  We expect our operating performance to improve compared to the first quarter of 2010 levels due to higher selling prices for containerboard and corrugated containers, which are expected to be partially offset by higher costs, including reclaimed fiber.  In the second quarter of 2010, we project slightly higher shipments of corrugated containers while projecting slightly lower production of containerboard, due to planned maintenance downtime.  Assuming our Proposed Plan of Reorganization is confirmed and we emerge from bankruptcy, our second quarter 2010 results will be significantly impacted by the accounting for the effects of the Proposed Plan of Reorganization and adoption of fresh start accounting.

Alternative Fuel Tax Credit

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service.  We subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of our U.S. mills.  We received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010.  During 2009, we recorded other operating income of $633 million, net of fees and expenses, in our consolidated statements of operations related to this matter.  In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009.  We expect to receive the refund claim in the fourth quarter of 2010.

Restructuring Activities

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce cost.  These actions will subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs.

During the first quarter of 2010, we closed one converting facility, announced the closure of two additional converting facilities and sold four previously closed facilities.  We recorded restructuring income of $4 million, including an $11 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  The remaining offsetting charges of $7 million were primarily for severance and benefits.  As a result of the closures in the first quarter of 2010 and other ongoing initiatives, we reduced our headcount by approximately 760 employees.  The net sales of the announced and closed converting facilities as of March 31, 2010 prior to closure and for the year ended December 31, 2009 were $16 million and $92 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $3 million are expected to be recorded in future periods for severance and benefits related to the closure of these and previously closed facilities.

First Quarter 2010 Compared to First Quarter 2009

	Three months ended March 31,
	2010		2009
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,461	$34	$1,371	$66

Restructuring income (charges)		4		(13)
Loss on sale of assets				(2)
Other operating income		11
Interest expense, net		(13)		(71)
Loss on early extinguishment of debt				(20)
Non-cash foreign currency exchange gains (losses)		(6)		3
Debtor-in-possession debt issuance costs				(63)
Reorganization items		(41)		(54)
Corporate expenses and other (Note 1)		(78)		(59)
Loss before income taxes		$(89)		$(213)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net sales increased 6.6% in the first quarter of 2010 compared to last year.  Net sales were positively impacted by $112 million in 2010 as a result of higher third-party sales volume of containerboard and corrugated containers. Third party shipments of containerboard were higher due primarily to stronger demand in both the domestic and export market.  Net sales were negatively impacted by lower average selling prices ($99 million) primarily for containerboard and corrugated containers, which were partially offset by higher average selling prices for reclaimed material ($77 million). The average price for old corrugated containers (OCC) increased approximately $110 per ton compared to last year.

Our containerboard mills operated at 100% of capacity in the first quarter of 2010, compared to 82.4% of capacity in the first quarter of 2009.  As a result of less market related downtime, containerboard production was 10.5% higher compared to last year despite the closure of two containerboard mills in December 2009.  Production of market pulp decreased by 6.1% compared to last year due primarily to maintenance downtime taken in the first quarter of 2010.  Production of kraft paper increased 52.6% compared to last year due primarily to higher demand and no market related downtime in 2010.  Total tons of fiber reclaimed and brokered increased 14.7% compared to last year due to higher demand.

Cost of goods sold as a percent of net sales in the first quarter of 2010 was 92.8%, compared to 88.8% last year.  Cost of goods sold increased from $1,217 million in 2009 to $1,356 million in 2010 due primarily to higher costs of reclaimed material ($132 million) in 2010.

Selling and administrative expense increased $6 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to amounts accrued under our 2009 long-term incentive plan.

Interest expense, net was $13 million in the first quarter of 2010.  The $58 million decrease compared to the first quarter of 2009 was impacted by the discontinuation of accrued interest on unsecured debt ($48 million), lower average borrowings ($7 million) and lower average interest rates ($3 million).  Since the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  The lower average borrowings were primarily due to the repayment of the DIP Credit Facility.  Our overall average effective interest rate in the first quarter of 2010 was lower than the first quarter of 2009 by 1.75%.  For additional information on the discontinuation of accrued interest on unsecured debt, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.”

In the first quarter of 2009, we recorded debtor-in-possession debt issuance costs of $63 million in connection with entering into the DIP Credit Agreement.

In the first quarter of 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance cost related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In the first quarter of 2010, we recorded non-cash foreign currency exchange losses of $6 million compared to gains of $3 million for the same period in 2009.

Reorganization items expense decreased $13 million in the first quarter of 2010 compared to the first quarter of 2009 due primarily to a lower provision for rejected/settled executory contracts and leases.

In the first quarter of 2009, we recorded a $1 million income tax provision for Canadian withholding taxes and interest on unrecognized tax benefits.  We recorded valuation allowances related to the tax benefits generated for the three months ended March 31, 2010 and 2009 because it is more likely than not that substantially all of the deferred tax assets generated in 2010 and 2009 may not be realized.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)	2010	2009
Mill production
Containerboard (1)	1,585	1,435
Market pulp	62	66
SBL	35	33
Kraft paper	29	19
North American corrugated containers sold (billion sq. ft.)	16.4	16.6
Fiber reclaimed and brokered	1,423	1,241

(1) For the three months ended March 31, 2010 and 2009, our corrugated container plants consumed 1,116,000 tons and 1,135,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had unrestricted cash and cash equivalents of $702 million compared to $704 million at December 31, 2009.

The following table summarizes our cash flows for the three months ended March 31:

(In millions)	2010	2009
Net cash provided by (used for):
Operating activities	$50	$111
Investing activities	(28)	(53)
Financing activities	(25)	64
Effect of exchange rate changes on cash	1
Net increase (decrease) in cash	$(2)	$122

Net Cash Provided By (Used For) Operating Activities

The net cash provided by operating activities for the three months ended March 31, 2010 was lower compared to the same period in 2009 due primarily to lower segment profits and less favorable working capital changes.  Working capital, principally accounts payable, was favorably impacted in the first quarter of 2009 by the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  The first quarter of 2010 was favorably impacted by a reduction of $48 million in the receivable for alternative fuel tax credits.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $28 million for the three months ended March 31, 2010.  Expenditures for property, plant and equipment were $34 million for the first three months of 2010, compared to $39 million for the same period last year.  The amount expended for property, plant and equipment in the first three months of 2010 was principally for projects related to upgrades, cost reductions and ongoing initiatives.  The net proceeds from sales of previously closed facilities were $6 million in the first quarter of 2010 compared to $1 million in the first quarter of 2009.  Advances to affiliates, net in the first quarter of 2009 of $15 million is principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.  See Note 8 of the Notes to Consolidated Financial Statements.

Net Cash Provided By (Used For) Financing Activities

Net cash used for financing activities for the three months ended March 31, 2010 of $25 million included $9 million for debt issuance cost related to our Exit Credit Facilities and $15 million transferred to restricted cash to collateralize outstanding letters of credit.  Net cash provided by financing activities for the three months ended March 31, 2009 was $64 million.  Proceeds from the DIP Credit Agreement of $440 million were used to terminate our receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million.  Debt issuance cost of $63 million was incurred and paid with the proceeds and available cash.  In addition, letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate which increased borrowings under our credit agreement.

Bank Credit Facilities

We as guarantor, and SSCE and its subsidiary, SSC Canada, as borrowers, entered into a credit agreement, as amended (the Credit Agreement) on November 1, 2004.  The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by us and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of our assets and properties, and those of SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The security interests securing SSCE’s obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement excluded certain other real properties located in New Brunswick and Quebec, which were sold during the first quarter of 2010.

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

As of March 31, 2010, as a result of our default, we had no availability for borrowings under SSCE’s revolving credit facilities after giving consideration to outstanding letters of credit of $87 million.  As of March 31, 2010, we had available unrestricted cash and cash equivalents of $702 million primarily invested in money market funds at a variable interest rate of 0.10%.

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

As of December 31, 2009, no borrowings were outstanding under the U.S. DIP Term Loan, the U.S. DIP Revolver, the Canadian DIP Term Loan or the Canadian DIP Revolver.  As all borrowings under the DIP Credit Agreement were paid in full as of December 31, 2009, we allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010.

Exit Credit Facilities

On February 16, 2010, the U.S. Court granted the motion and authorized us and certain of our affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted our February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the ABL Revolving Facility) (together with the Term Loan Facility, the Exit Credit Facilities).  Based on such approvals, on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, we entered into an ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), on April 15, 2010.   The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.  The commitments for the Term Loan Facility and the ABL Revolving Facility will terminate on July 16, 2010 unless our emergence from bankruptcy and satisfaction of certain funding date conditions under the Term Loan Facility and the ABL Revolving Facility occur on or prior to such date.

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

We are permitted, subject to obtaining lender commitments, to add incremental commitments under the ABL Revolving Facility in an aggregate amount up to $150 million.  Each incremental commitment is conditioned on (a) there existing no defaults, (b) any new lender providing an incremental commitment shall require the consent of the Administrative Agent, each Issuing Lender, the Swingline Lender and the Fronting Lender, (c) the minimum amount of any increase must be at least $25 million, (d) we shall not increase the commitments more than three times in the aggregate, (e) if the interest rate margins and commitment fees with respect to the incremental commitments are higher than those applicable to the existing commitments under the ABL Revolving Facility, then the interest rate margins and commitment fees for the existing commitments under the ABL Revolving Facility will be increased to match those for the incremental commitments, and (f) the satisfaction of other customary closing conditions.

On the date we emerge from bankruptcy, the Term Loan will be funded and borrowings will be available under the ABL Revolving Facility.  The proceeds of the borrowings under the Term Loan Facility, together with available cash, will be used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Proposed Plan of Reorganization.  Total fees, costs and expenses related to the Exit Credit Facilities are estimated to be approximately $50 million, of which $9 million was paid during the first quarter of 2010.

For additional information on the Exit Credit Facilities, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — Proposed Plan of Reorganization and Exit Credit Facilities — “Exit Credit Facilities.”

Future Cash Flows

We recorded restructuring income of $4 million during the first quarter of 2010, including an $11 million gain related to the sale of previously closed facilities of which $8 million resulted from the release of legal environmental liability obligations.  The remaining offsetting charges of $7 million were principally for severance and benefits.  During the three months ended March 31, 2010, we incurred cash expenditures of $4 million for these exit liabilities.  The remaining exit liabilities are expected to be paid principally in the second quarter of 2010.

At December 31, 2009, we had $54 million of exit liabilities related principally to restructuring activities.  During the three months ended March 31, 2010, we incurred cash expenditures of $20 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims for the alternative fuel tax credit submitted in 2009.  We expect to receive the refund claim in the fourth quarter of 2010.

In the first quarter of 2010, we contributed approximately $2 million to our defined benefit plans.

Pension Plan Contributions

At December 31, 2009, the qualified defined benefit plans, which are expected to be assumed under the Proposed Plan of Reorganization, were underfunded by approximately $1,020 million.  We estimate that this level of under funding increased by approximately $40 million during the three months ended March 31, 2010, due primarily to a decrease in the Canadian discount rate assumption used to determine the amount of benefit obligations, which was partially offset by positive returns on plan assets.  We currently estimate that cash contributions under the U.S. and Canadian qualified pension plans will be approximately $82 million in 2010, and potentially up to approximately $112 million depending upon how unpaid Canadian contributions for 2009 are impacted by the Proposed Plan of Reorganization.  We currently estimate that contributions will be in the range of approximately $300 million to $330 million annually in 2011 through 2013, and will then decrease to approximately $280 million in 2014, approximately $230 million in 2015 and $130 million in 2016, at which point almost all of the shortfall would be funded.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding.

INCOME TAXES

During the first quarter of 2009, we recorded a $1 million income tax provision for Canadian withholding taxes and interest on unrecognized tax benefits.  We recorded valuation allowances related to the tax benefits generated for the three months ended March 31, 2010 and 2009 because it is more likely than not that substantially all of the deferred tax assets generated in 2010 and 2009 may not be realized.

As previously disclosed in our 2009 Form 10-K, the Canada Revenue Agency (CRA) examined our income tax returns for tax years 1999 through 2005.  In connection with the examination, the CRA issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries.  Additionally, the CRA considered certain significant adjustments related principally to taxable income related to our acquisition of a Canadian company.

In April 2010, we entered into an agreement with the CRA and other provincial tax authorities to settle all Canadian income tax matters through January 26, 2009.  As a result of this agreement, the CRA will retain approximately $20 million of a tax deposit made by us in 2008 to appeal the transfer price assessments.  The remainder of the tax deposit, approximately $10 million, will be refunded to us.  In addition, we will pay the Province of Quebec approximately $3 million to settle their claims.  GST and QST tax withholdings subsequent to January 26, 2009 will be refunded to us.  The settlement agreement will become effective at the time the Canadian subsidiaries emerge from CCAA proceedings, and transfers of funds are expected to take place as soon as possible thereafter. Upon emergence from bankruptcy, we expect to record an income tax benefit of approximately $17 million to reflect the outcome of this agreement.

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

In January 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  Our termination value related to our remaining derivative liabilities was approximately $60 million, recorded in other current liabilities in the consolidated balance sheet at March 31, 2010.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition at which time, these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur.  As of March 31, 2010, all amounts in OCI have been recognized through earnings.  See Note 11 of the Notes to Consolidated Financial Statements.

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

We used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  The Canadian dollar as of March 31, 2010, compared to December 31, 2009, strengthened 2.96% against the U.S. dollar.  We recognized non-cash foreign currency exchange losses of $6 million for the three month period ended March 31, 2010 compared to gains of $3 million for the same period in 2009.

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

On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court.  On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court.  Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Bankruptcy Proceedings.”

During the first quarter of 2010, an Employee Retirement Income Security Act (ERISA) class action lawsuit was filed in the United States District Court for the District of Delaware.  Two other such ERISA cases were previously disclosed in our 2009 Form 10-K.  The defendants in this case are the individual committee members of the Administrative Committee of our savings plans, several of our other executives and the individual members of our Board of Directors.  The suit has similar allegations as the two other ERISA class action lawsuits.  We expect that all of these matters will be consolidated in some manner as they purport to represent a similar class of employees and former employees and seek recovery under similar allegations.  Even though we are not a named defendant in these cases, management believes that any indemnification obligations to the named defendants would be covered by applicable insurance.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as disclosed in our 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — “Chapter 11 Bankruptcy Filings.”

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of our 2009 Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are included in this Form 10-Q:

10.1

Credit Agreement dated as of February 22, 2010 among Smurfit-Stone Container Corporation and Smurfit-Stone Container Enterprises, Inc., as Borrowers, J.P. Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. (DBSI) and Banc of America Securities LLC (BAS) as Joint Bookrunners and Co-Lead Arrangers, DBSI as syndication agent, BAS as documentation agent, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K filed February 25, 2010 (File No. 0-23876)).

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

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: May 5, 2010	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)